Form 10-Q
period 2018-06-30
GS Acquisition Holdings Corp
filed 2018-08-07
CIK 1674101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38518

GS Acquisition Holdings Corp

(Exact name of registrant as specified in its charter)

Delaware	81-2376902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street New York, New York	10282
(Address of Principal Executive Offices)	(Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☒  No ☐

As of August 7, 2018, there were 69,000,000 shares of the Company’s Class A common stock, par value $0.0001, and 17,250,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

GS ACQUISITION HOLDINGS CORP

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

GS Acquisition Holdings Corp

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$1,811,153	$—
Receivable from GS Sponsor LLC	—	25,000

Total current assets	1,811,153	25,000

Cash and cash equivalents held in Trust Account	690,000,000	—
Accrued dividends receivable held in Trust Account	613,686	—

Total assets	$692,424,839	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,022	$1,276
Accrued offering costs	693,044	—
Income tax payable	104,212

Total current liabilities	923,278	1,276

Deferred underwriting compensation	24,150,000	—

Total liabilities	25,073,278	1,276

Commitments and contingencies
Class A common stock subject to possible redemption; 66,176,298 shares at conversion value at June 30, 2018	662,351,552	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 2,823,702 issued and outstanding (excluding 66,176,298 shares subject to possible redemption)	282	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 17,250,000 issued and outstanding	1,725	1,725
Additional paid-in capital	4,916,910	326,693
Retained earnings/(Accumulated deficit)	81,092	(304,694)

Total stockholders’ equity	5,000,009	23,724

Total liabilities and stockholders’ equity	$692,424,839	$25,000

See accompanying notes to financial statements

GS Acquisition Holdings Corp

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues	$—	$—	—	—

Dividend income	613,686	—	613,686	—
General and administrative expenses	(122,900)	—	(123,688)	—

Income (loss) before income tax (provision) benefit	490,786	—	489,998	—
Provision for income tax	(104,404)	—	(104,212)	—

Net Income/ (loss)	$386,382	$—	$385,786	$—

Weighted average shares outstanding of Class A common stock	69,000,000	—	69,000,000	—

Basic and diluted net income per share, Class A	$0.00	$—	$0.00	$—

Weighted average shares outstanding of Class B common stock	17,250,000	17,250,000	17,250,000	17,250,000

Basic and diluted net income per share, Class B	$0.00	$—	$0.00	$—

See accompanying notes to financial statements

GS Acquisition Holdings Corp

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$385,786	$—
Change in operating assets and liabilities:
Increase in dividend receivable	(613,686)	—
Decrease in receivable from GS DC Sponsor I LLC	25,000
Increase in accounts payable	124,746	—
Increase in accrued tax payable	104,212

Net cash provided by operating activities	26,058	—

Cash flows from investing activities:
Proceeds deposited into Trust account	(690,000,000)	—

Net cash used in investing activities	(690,000,000)	—

Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	690,000,000	—
Proceeds from sale of Private Placement Warrants	15,800,000	—
Payment of underwriting discounts	(13,800,000)	—
Payment of offering costs	(214,905)	—
Proceeds from GS DC Sponsor I LLC promissory note	300,000	—
Repayment of GS DC Sponsor I LLC promissory note	(300,000)	—

Net cash provided by financing activities	691,785,095	—

Increase in cash	1,811,153	—
Cash at beginning of period	—	—

Cash at end of period	$1,811,153	$—

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$693,044	$—
Deferred underwriting compensation	$24,150,000	$—

See accompanying notes to financial statements

GS ACQUISITION HOLDINGS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Description of Organization and Business Operations

Organization and General

GS Acquisition Holdings Corp (the “Company”) was incorporated as a Delaware corporation on April 25, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

All activity for the period from April 25, 2016 (inception) through June 30, 2018 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below) (Note 4). The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

Between April and June 2016, GS Sponsor LLC, a Delaware limited liability company that was initially formed for purposes of being the Company’s sponsor (the “GSAM Member”), began exploring an initial public offering for the Company. The GSAM Member ultimately decided to halt that effort, while continuing to refine its strategy and seek the right partner for this venture.

On March 21, 2018, GS DC Sponsor I LLC, a Delaware limited liability company, was selected as the new sponsor of the Company (the “Sponsor”). The Sponsor is jointly owned by the GSAM Member and Cote SPAC 1 LLC, a Delaware limited liability company.

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 7, 2018. On June 8, 2018, the underwriters exercised their option to purchase additional units in full. The closing of the underwriters’ option to purchase additional units occurred concurrently with the closing of the Public Offering on June 12, 2018. The Company intends to finance its Initial Business Combination with the proceeds from the $690,000,000 Public Offering of Units (as defined below) (Note 3) and a $15,800,000 private placement of Private Placement Warrants (as defined below) (Note 4). Upon the closing of the Public Offering and the Private Placement, $690,000,000 was placed in a U.S.-based trust account (the “Trust Account”) at Wilmington Trust, N.A. (discussed below).

The Trust Account

The proceeds held in the Trust Account are invested in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement of $2,000,000 held outside the Trust Account less any offering expenses (not including underwriting commission) paid upon the closing of the Public Offering.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering and the Private Placement will not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The balance in the Trust Account as of June 30, 3018 was $690,613,686, including $613,686 of accrued dividends.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount). There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public stockholders’ with the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets, after payment of deferred underwriting commissions, to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest but less taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors or officers acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on June 8, 2018, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on June 18, 2018.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share.

At June 30, 2018, the Company had outstanding warrants to purchase of up to 33,533,333 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At June 30, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of June 30, 2018, the Company held deposits of $1,811,153 at custodian bank and $690,000,000 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the GSAM Member. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820. Dividend income from money market funds is recognized on an accrual basis.

Redeemable Shares of Class A Common Stock

As discussed in Note 1, all of the 69,000,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Accordingly, at June 30, 2018, 66,176,298 of the 69,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at their redemption value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” The Company incurred offering costs in connection with its Public Offering of $907,949. These costs, together with the upfront underwriter discount and deferred discount, of $37,950,000 were charged to the shares of Class A common stock and warrants upon the closing of the Public Offering.

Income Taxes

The Company is taxed as a corporation for U.S. federal income tax purposes. As a corporation, for tax purposes, the Company is subject to U.S. federal and various state and local income taxes on its earnings. For the period from April 25, 2016 (inception) through March 20, 2018, the Company is included with the Goldman Sachs Group Inc. and subsidiaries (the “Group Inc.”) in the consolidated corporate federal income tax return as well as consolidated/combined state and local tax returns. The Company computed its tax liability on a modified separate company basis and will settle such liability with the Group Inc. pursuant to a tax sharing arrangement.

To the extent the Company generates tax benefits from losses during such time that it is consolidated with the Group Inc.; the amounts will be reimbursed by the Group Inc., pursuant to the tax sharing arrangement. The Company’s state and local tax liabilities are allocated to reflect its share of the consolidated/combined state and local income tax liability.

Following changes in ownership on March 21, 2018, the Company deconsolidated from the Group Inc. for tax purposes and the tax sharing arrangement with the Group Inc. was terminated. Beginning March 21, 2018, the Company will file separate corporate federal and state and local income tax returns. To the extent the Company generates tax losses after it ceases being consolidated with the Group Inc., tax benefits from losses will be accrued if it is more likely than not the losses may be carried forward and utilized against future expected profits.

Income taxes are provided for using the assets and liabilities method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities.

Deferred Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of June 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of June 30, 2018. The Company is subject to income tax examinations by major taxing authorities since inception.

During the six months ended June 30, 2018, the Company recorded income tax expense of $104,212, primarily related to dividend income earned on the Trust Account.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Public Offering

In the Public Offering, the Company sold 69,000,000 units at an offering price of $10.00 per unit (the “Units”). The Sponsor purchased an aggregate of 10,533,333 Private Placement Warrants (as defined below) at a price of $1.50 per Private Placement Warrant in a private placement that closed simultaneously with the closing of the Public Offering.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, collectively, the “Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Warrants and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination and 12 months from the closing of the Public Offering and will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $13,800,000, to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross proceeds (or $24,150,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Discount has been recorded as a deferred liability on the balance sheet at June 30, 2018 as management has deemed the consummation of an Initial Business Combination to be probable.

Note 4—Related Party Transactions

Founder Shares

In May 2016, the GSAM Member purchased 2,875,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.0087 per share. On May 17, 2018, the Company conducted a 1:6 stock split, resulting in the Sponsor holding 17,250,000 Founder Shares. The financial statements reflect the changes of the split retroactively for all periods prior to May 17, 2018. In May 2018, the Sponsor transferred 35,000 Founder Shares to each of the Company’s independent director nominees at their original purchase price. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that only holders of the Founder Shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination; the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to anti-dilution adjustments, at any time. None of the Founder Shares are subject to forfeiture by the Sponsor since the underwriters’ option to purchase additional units was fully exercised. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering.

The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The Sponsor has purchased an aggregate of 10,533,333 private placement warrants at a price of $1.50 per whole warrant (approximately $15,800,000 in the aggregate) in a private placement (the “Private Placement”) that closed concurrently with the closing of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. Proceeds from the Private Placement Warrants were added to the proceeds from the Public Offering deposited in the Trust Account such that at the closing of the Public Offering, $690.0 million was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Registration Rights

The holders of Founder Shares and Private Placement Warrants are, and holders of warrants that may be issued upon conversion of working capital loans, if any, will be, entitled to registration rights to require the Company to register the resale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) as stated in the registration rights agreement signed on the date of the prospectus for the Public Offering. These holders are also entitled to certain piggyback registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Sponsor Note

On April 9, 2018, the GSAM Member agreed to loan the Company an aggregate amount of up to $300,000 to be used to pay a portion of the expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and payable on the earlier of December 31, 2018 and the closing of the Public Offering. On April 9, 2018, the Company borrowed $300,000 under the Note. On June 12, 2018, the full $300,000 balance of the Note was repaid to the Sponsor.

Administrative Support Agreement

The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Founder Shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At June 30, 2018, there were 69,000,000 shares of Class A common stock issued and outstanding, of which 66,176,298 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 17,250,000 shares of Class B common stock issued and outstanding. In connection with issuance of shares of Class A common stock, the Company issued 23,000,000 warrants. The Company has determined that the warrants are accounted for separately from shares of Class A common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2018, there were no shares of preferred stock issued or outstanding.

Note 6—Subsequent Events

Management has performed an evaluation of subsequent events through August 7, 2018, the date of issuance of the unaudited condensed financial statements, noting no subsequent events which require adjustments or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “our” or the “Company” are to GS Acquisition Holdings Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report.

Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Public Offering (as defined below) and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on June 12, 2018 (the “Closing Date”) and the private placement of warrants to purchase shares of our Class A common stock (“Private Placement Warrants”) that closed on the Closing Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At June 30, 2018, we had cash and cash equivalents of $1,811,153, current liabilities of $923,278 and deferred underwriting compensation of $24,150,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the six months ended June 30, 2018 and 2017, we had net income of $385,786 and $0, respectively. Our income consists solely of dividends earned. Our business activities from inception to June 30, 2018 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to our sponsor, GS DC Sponsor I LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000. The Note was repaid upon the closing of the Public Offering.

On June 12, 2018, we closed the Public Offering of 69,000,000 units (the “Units”), including 9,000,000 Units issued pursuant to the exercise by the underwriters of their option to purchase additional units in full, at a price of $10.00 per Unit, generating proceeds to us of $690,000,000 before underwriting discounts and expenses. Simultaneously with the closing of the Public Offering, we closed the private placement of an aggregate of 10,533,333 warrants (the “Private Placement Warrants”), each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $15,800,000. On the Closing Date, we placed $690,000,000 of proceeds (including $24,150,000 of deferred underwriting discount) from the Public Offering and the Private Placement Warrants into a trust account at Wilmington Trust, N.A. (the “Trust Account”) and held $2,000,000 (net of offering expenses, other than underwriting discounts, paid upon the consummation of the Public Offering) of such proceeds outside the Trust Account. Of the funds held outside the Trust Account, $300,000 was used to repay the Note to the Sponsor, with the balance reserved for: accrued offering and formation costs; legal, accounting, due diligence, travel and other expenses in connection with any business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE continued listing fees; office space, administrative and support services; a reserve for liquidation expenses; and working capital to cover miscellaneous expenses (including franchise taxes net of anticipated interest income).

At June 30, 2018 we had cash and cash equivalents held outside the Trust Account of $1,811,153 and a working capital surplus of $887,875. At June 30, 2018, funds held in money market funds registered under the Investment Company Act and compliant with Rule 2a-7. As of June 30, 2018, we held $690,000,000 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the Sponsor.

In addition, income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination (including from our affiliates or affiliates of our Sponsor).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At June 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 7, 2018, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees. We paid an affiliate of the Sponsor $7,667 for such services for the six months ended June 30, 2018.

The underwriters of the Public Offering are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($13,800,000) was paid at the closing of the Public Offering and 3.5% ($24,150,000) was deferred. The deferred underwriting discount will be paid to the underwriters upon the completion of the Initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share.

At June 30, 2018, we had outstanding warrants to purchase of up to 33,533,333 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At June 30, 2018, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Redeemable Shares of Class A Common Stock

All of the 69,000,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we have not specified a maximum redemption threshold, our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

Accordingly, at June 30, 2018, 66,176,298 of the 69,000,000 shares of our Class A common stock were classified outside of permanent equity at its redemption value.

Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $907,949. These costs, together with the upfront underwriter discount and deferred discount of $37,950,000, were charged to the shares of our Class A common stock and warrants upon the closing of our Public Offering.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2018, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated June 7, 2018 filed with the SEC on June 8, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus dated June 7, 2018 filed with the SEC on June 8, 2018. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On June 12, 2018, simultaneously with the closing of the Public Offering, we completed the private sale of 10,533,333 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, to the Sponsor (GS DC Sponsor I LLC), generating gross proceeds to us of $15,800,000. The Private Placement Warrants are substantially identical to the warrants sold as part of the Units in the Public Offering (as described below), except that our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of our Initial Business Combination. The Private Placement Warrants are also not redeemable by us so long as they are held by our Sponsor or its permitted transferees, and they may be exercised by our Sponsor and its permitted transferees on a cashless basis. The Private Placement Warrants were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

On June 12, 2018, we consummated the Public Offering of 69,000,000 Units, including the issuance of 9,000,000 Units as a result of the underwriters’ exercise of their option to purchase additional Units in full. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of our Initial Business Combination and 12 months from the closing of the Public Offering, and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants either for cash once the warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the warrants become exercisable.

The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $690,000,000. Goldman Sachs & Co. LLC served as the sole book-running manager for the offering, and Deutsche Bank Securities served as co-manager. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-225035). The SEC declared the registration statements effective on June 7, 2018.

We paid a total of $13,800,000 in underwriting discounts and commissions and $907,949 for other costs and expenses related to the Public Offering. The underwriters agreed to defer an additional $24,150,000 in underwriting discounts and commissions, payable upon consummation of our Initial Business Combination. Goldman Sachs & Co. LLC, an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the

Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion of $24,150,000 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of Initial Business Combination, if consummated) and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $691,092,051, of which $690,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM  5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

4.4(1)	Warrant Agreement, dated June 7, 2018, among the Company, Computershare Trust Company, N.A., and Computershare Inc.

10.1(1)	Letter Agreement, dated June 7, 2018, among the Company, the Sponsor, the Company’s officers and directors and the other parties thereto.

10.2(1)	Investment Management Trust Agreement, dated June 7, 2018, between the Company and Wilmington Trust, N.A., as trustee.

10.3(1)	Registration Rights Agreement, dated June 7, 2018, among the Company, the Sponsor and certain other security holders named therein.

10.4(1)	Administrative Services Agreement, dated June 7, 2018, between the Company and Goldman Sachs Asset Management, L.P.

10.5(1)	Warrant Subscription Agreement, dated June 7, 2018, between the Company and the Sponsor.

10.6(1)	Indemnity Agreement, dated June 7, 2018, between the Company and David M. Cote.

10.7(1)	Indemnity Agreement, dated June 7, 2018, between the Company and Raanan A. Agus.

10.8(1)	Indemnity Agreement, dated June 7, 2018, between the Company and James Albaugh.

10.9(1)	Indemnity Agreement, dated June 7, 2018, between the Company and Roger Fradin.

10.10(1)	Indemnity Agreement, dated June 7, 2018, between the Company and Steven S. Reinemund.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2018.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Acquisition Holdings Corp

Date: August 7, 2018		/s/ David M. Cote
	Name:	David M. Cote
	Title:	Chief Executive Officer, President and Secretary, and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)