Form 10-Q
period 2018-09-30
GS Acquisition Holdings Corp
filed 2018-11-06
CIK 1674101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, there were 69,000,000 shares of the Company’s Class A common stock, par value $0.0001, and 17,250,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

GS ACQUISITION HOLDINGS CORP

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

GS Acquisition Holdings Corp

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$984,923	$—
Prepaid expenses	409,549	—
Receivable from GS Sponsor LLC	—	25,000

Total current assets	1,394,472	25,000
Cash and cash equivalents held in Trust Account	692,697,154	—
Accrued dividends receivable held in Trust Account	1,072,455	—

Total assets	$695,164,081	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200,911	$1,276
Accrued offering costs	538,881	—
Income tax payable	711,635	—

Total current liabilities	1,451,427	1,276
Deferred underwriting compensation	24,150,000	—

Total liabilities	25,601,427	1,276

Commitments and contingencies
Class A common stock subject to possible redemption; 66,095,174 shares at conversion value at September 30, 2018	664,562,652	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 2,904,826 issued and outstanding (excluding 66,095,174 shares subject to possible redemption)	290	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 17,250,000 issued and outstanding	1,725	1,725
Additional paid-in capital	2,620,802	326,693
Retained earnings/(Accumulated deficit)	2,377,185	(304,694)

Total stockholders’ equity	5,000,002	23,724

Total liabilities and stockholders’ equity	$695,164,081	$25,000

See accompanying notes to financial statements

GS Acquisition Holdings Corp

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues	$—	$—	—	—
Dividend income	3,155,923	—	3,769,609	—
General and administrative expenses	(252,407)	—	(376,095)	—

Income (loss) before income tax (provision) benefit	2,903,516	—	3,393,514	—
Provision for income tax	(607,423)	—	(711,635)	—

Net Income/ (loss)	$2,296,093	$—	$2,681,879	$—

Weighted average shares outstanding of Class A common stock	69,000,000	—	69,000,000	—

Basic and diluted net income per share, Class A	$0.03	$—	$0.03	$—

Weighted average shares outstanding of Class B common stock	17,250,000	17,250,000	17,250,000	17,250,000

Basic and diluted net income per share, Class B	$0.03	$—	$0.03	$—

See accompanying notes to financial statements

GS Acquisition Holdings Corp

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$2,681,879	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,697,154)	—
Change in operating assets and liabilities:
Increase in dividend receivable	(1,072,455)	—
Increase in prepaid expenses	(409,549)	—
Decrease in receivable from GS DC Sponsor I LLC	25,000	—
Increase in accounts payable	199,635	—
Increase in accrued tax payable	711,635	—

Net cash used in operating activities	(561,009)	—

Cash flows from investing activities:
Proceeds deposited into Trust account	(690,000,000)	—

Net cash used in investing activities	(690,000,000)	—

Cash flows from financing activities:
Proceeds from sale of Units in Public Offering	690,000,000	—
Proceeds from sale of Private Placement Warrants	15,800,000	—
Payment of underwriting discounts	(13,800,000)	—
Payment of offering costs	(454,068)	—
Proceeds from GS DC Sponsor I LLC promissory note	300,000	—
Repayment of GS DC Sponsor I LLC promissory note	(300,000)	—

Net cash provided by financing activities	691,545,932	—

Increase in cash	984,923	—
Cash at beginning of period	—	—

Cash at end of period	$984,923	$—

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$538,881	$—
Deferred underwriting compensation	$24,150,000	$—

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

All activity for the period from April 25, 2016 (inception) through September 30, 2018 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below) (Note 4). The Company has selected December 31st as its fiscal year end.

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

The balance in the Trust Account as of September 30, 3018 was $693,769,609, including $1,072,455 of accrued dividends.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on June 8, 2018, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on June 18, 2018.

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

At September 30, 2018, the Company had outstanding warrants to purchase of up to 33,533,333 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of September 30, 2018, the Company held deposits of $984,923 at custodian bank and $692,697,154 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the GSAM Member. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820. Dividend income from money market funds is recognized on an accrual basis.

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

Accordingly, at September 30, 2018, 66,095,174 of the 69,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at their redemption value.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” The Company incurred offering costs in connection with its Public Offering of $992,949. These costs, together with the upfront underwriter discount and deferred discount, of $37,950,000 were charged to the shares of Class A common stock and warrants upon the closing of the Public Offering.

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

To the extent the Company generates tax benefits from losses during such time that it is consolidated with the Group Inc., the amounts will be reimbursed by the Group Inc. pursuant to the tax sharing arrangement. The Company’s state and local tax liabilities are allocated to reflect its share of the consolidated/combined state and local income tax liability.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of September 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of September 30, 2018 and December 31, 2017. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $607,423 and $711,635, respectively, primarily related to dividend income earned on the Trust Account.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $13,800,000, to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross proceeds (or $24,150,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Discount has been recorded as a deferred liability on the balance sheet at September 30, 2018 as management has deemed the consummation of an Initial Business Combination to be probable.

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

Administrative Support Agreement

The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2018, the Company incurred expenses of $30,000 and $37,668, respectively, under this agreement.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Founder Shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At September 30, 2018, there were 69,000,000 shares of Class A common stock issued and outstanding, of which 66,095,174 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 17,250,000 shares of Class B common stock issued and outstanding. In connection with issuance of shares of Class A common stock, the Company issued 23,000,000 warrants. The Company has determined that the warrants are accounted for separately from shares of Class A common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2018, there were no shares of preferred stock issued or outstanding.

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

At September 30, 2018, we had cash and cash equivalents of $984,923, current liabilities of $1,451,427 and deferred underwriting compensation of $24,150,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination with operating businesses, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business.

Results of Operations

For the three months ended September 30, 2018 and 2017, we had net income of $2,296,093 and $0, respectively. For the nine months ended September 30, 2018 and 2017, we had net income of $2,681,879 and $0, respectively. Our income consists solely of dividends earned. Our business activities from inception to September 30, 2018 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

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

At September 30, 2018 we had cash and cash equivalents held outside the Trust Account of $984,923 and a working capital deficit of $466,504. At September 30, 2018, funds held in money market funds registered under the Investment Company Act and compliant with Rule 2a-7. As of September 30, 2018, we held $690,000,000 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the Sponsor.

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

Contractual Obligations

At September 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 7, 2018, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2018, we incurred expenses of $30,000 and $37,667, respectively, for such services.

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

At September 30, 2018, we had outstanding warrants to purchase of up to 33,533,333 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2018, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

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

Accordingly, at September 30, 2018, 66,095,174 of the 69,000,000 shares of our Class A common stock were classified outside of permanent equity at its redemption value.

Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A —“Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $992,949. These costs, together with the upfront underwriter discount and deferred discount of $37,950,000, were charged to the shares of our Class A common stock and warrants upon the closing of our Public Offering.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2018, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

None.

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

GS Acquisition Holdings Corp

Date: November 6, 2018		/s/ David M. Cote
	Name:	David M. Cote
	Title:	Chief Executive Officer, President and Secretary, and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)