Form 10-K
period 2018-12-31
GS Acquisition Holdings Corp
filed 2019-03-13
CIK 1674101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

To

Commission File No. 001-38518

GS Acquisition Holdings Corp

(Exact name of registrant as specified in its charter)

Delaware	81-2376902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street New York, New York	10282 (Zip Code)
(Address of Principal Executive Offices)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one third of one redeemable warrant to purchase one share of Class A common stock	New York Stock Exchange

Class A common stock, par value $0.0001 per share	New York Stock Exchange

Redeemable warrants to purchase one share of Class A common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

At June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a public company but its Class A common stock were not yet able to be traded separately from the Units. The Registrant’s Class A common stock began trading on the New York Stock Exchange on July 30, 2018. The aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2018 was approximately $676,200,000.

As of March 11, 2019, there were 69,000,000 shares of the our Class A common stock, par value $0.0001, and 17,250,000 shares of the our Class B common stock, par value $0.0001, issued and outstanding.

GS ACQUISITION HOLDINGS CORP

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	actual and potential conflicts of interest relating to Goldman Sachs (as defined below) and other GS Accounts (as defined below);

•	our ability to draw from the support and expertise of the Goldman Sachs organization;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to GS Acquisition Holdings Corp, a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GS DC Sponsor I LLC, a Delaware limited liability company and an affiliate of each of (1) David M. Cote, our Chief Executive Officer, President and Secretary, and Chairman of our Board of Directors, and (2) Goldman Sachs Asset Management (“GSAM”), a division of the Goldman Sachs Group, Inc. (“Goldman Sachs”), a Delaware corporation. References to our “initial stockholders” refer to our Sponsor and our officers and directors. References to “GS Accounts” refer to Goldman Sachs’ own accounts, accounts in which personnel of Goldman Sachs have an interest, accounts of Goldman Sachs’ clients, and pooled investment vehicles that Goldman Sachs sponsors, manages or advises, including, without limitation, separately managed accounts and pooled investment vehicles such as mutual funds, collective trusts and alternative investment funds that are sponsored, managed or advised by GSAM.

Item 1.	Business

Overview

We are a blank check company incorporated on April 25, 2016 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on June 12, 2018 (the “Closing Date”) and the private placement of warrants to purchase shares of our Class A common stock (“Private Placement Warrants”) that closed on the Closing Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination with operating businesses, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to an affiliate of our Sponsor and the proceeds of a promissory note (the “Note”) from an affiliate of our Sponsor, in the amount of $300,000, as well as the proceeds of a separate promissory note (the “2016 Note”) from an affiliate of our Sponsor in 2016, in the amount of $300,000. The Note and the 2016 Note were repaid upon the closing of the Public Offering and in December 2016, respectively.

On June 12, 2018, we closed the Public Offering of 69,000,000 units (the “Units”), including 9,000,000 Units issued pursuant to the exercise by the underwriters of their option to purchase additional units in full, at a price of $10.00 per Unit, generating proceeds to us of $690,000,000 before underwriting discounts and expenses. Each Unit consists of one share of Class A common stock of our company, $0.0001 par value per share, and one–third of one redeemable warrant, with each whole warrant excercisable for one share of Class A common stock (each, a “Warrant” and, collectively, the “Warrants”) at a price of $11.50 per share. Simultaneously with the closing of the Public Offering, we closed the private placement of an aggregate of 10,533,333 warrants, each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $15,800,000. Each Warrant and Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination and 12 months from the Closing Date, and will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

On the Closing Date, we placed $690,000,000 of proceeds (including $24,150,000 of deferred underwriting discount) from the Public Offering and the sale of the Private Placement Warrants into a trust account at Wilmington Trust, N.A. (the “Trust Account”) and held $2,000,000 (net of offering expenses, other than underwriting discounts, paid upon the consummation of the Public Offering) of such proceeds outside the Trust Account. Of the funds held outside the Trust Account, $300,000 was used to repay the Note to our Sponsor, with the balance used or reserved for: offering and formation costs; legal, accounting, due diligence, travel and other expenses in connection with any business combinations; legal and accounting fees related to regulatory reporting requirements; New York Stock Exchange (“NYSE”) continued listing fees; office space, administrative and support services; a reserve for liquidation expenses; and working capital to cover miscellaneous expenses (including franchise taxes net of anticipated interest income).

On July 27, 2018 we announced that the holders of our Units may elect to separately trade the Class A common stock and Warrants included in the Units commencing on July 30, 2018 on the NYSE under the symbols “GSAH” and “GSAH WS,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “GSAH.U”.

Business Strategy

Our strategy is to identify and complete our Initial Business Combination with a company in the diversified industrial sector, which includes, among others, Aerospace & Defense, Industrial Services, Chemicals, Home & Building Products, Building & Construction, Capital Goods, Packaging and Supply Chain, that stands to benefit from Mr. Cote’s experience and operating capabilities. We expect to distinguish ourselves with our ability to:

•

Leverage our Extensive Network of Relationships to Create a Unique Pipeline of Acquisition Opportunities. We believe the combination of Mr. Cote’s industry experience and our ability to access Goldman Sachs’ preeminent network of relationships with CEOs, founders, family owners and private equity sponsors will help us to identify and evaluate suitable target businesses that could benefit from Mr. Cote’s operational and strategic expertise and from Goldman Sachs’ experience in structuring complex transactions and accessing capital for growth.

•

Bring Unique Rigor to the Process of Identifying and Acquiring a Private Business that will Ultimately be well Received in the Public Markets. We believe that Mr. Cote’s strong M&A track record, together with GSAM extensive experience investing in both the private and public markets, will provide a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations.

•

Transform the Target Business and Create Value for Stockholders Following a Business Combination. Based on his track record, we believe that Mr. Cote will be able to add value post combination, especially to undermanaged, subscale or otherwise underperforming businesses, by applying strategies he has successfully employed in the past in order to accelerate revenue growth, improve profit margins and develop a results-oriented culture.

We believe the diversified industrial sector presents an attractive investment opportunity for us. Specifically, many industrial companies tend to be cash generative businesses that are growing at rates slightly higher than U.S. gross domestic product. In addition to these fundamentals, the sector is fragmented and contains a large number of privately-held and sponsor-owned businesses that we believe could benefit from Mr. Cote’s experience of accelerating revenue growth, expanding margins, and improving capital allocation decision-making. In addition to independent privately- and sponsor-held middle market businesses, we believe many larger companies in the sector are in the process of evaluating their portfolios of businesses and reviewing candidates for potential divestitures, which we believe may also prove to be attractive business combination targets. We believe that many of these middle market and portfolio businesses are valued at between $1.0 and $5.0 billion, a range that is consistent with many of the targets we have focused on, although we may choose to pursue targets outside of this range whether within or outside of the diversified industrials sector.

Businesses in the industrial sector are subject to special risks, including being subject to cyclical demand, fluctuations in customer demand, competition and consolidation, and volatility in costs of raw materials and energy commodities. For example, businesses in the industrial sector may be particularly susceptible to rises in the price of crude oil or natural gas.

Competitive Strengths

We believe Mr. Cote’s reputation and GSAM’s sourcing, valuation, diligence and execution capabilities will provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. Our competitive strengths include the following:

•

Industry Leading Executive. We believe Mr. Cote’s strong track record as an executive in the industrial industry will be viewed favorably by target businesses in need of professionalized management, improved operating processes and controls, better access to industry relationships and strategic planning.

•

Proprietary Sourcing Channels and Leading Industry Relationships. We believe the capabilities of Goldman Sachs’ Investment Banking Division, Ayco, GSAM’s Private Credit Group and GSAM’s Alternative Investments & Manager Selection Group, along with GSAM’s and Goldman Sachs’ Private Wealth Management’s reach to their clients, some of whom own or are associated with potential acquisition targets, will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. We expect these sourcing capabilities will be further bolstered by Mr. Cote’s reputation and deep industry relationships.

•

Investing Experience. We believe GSAM’s deep experience investing in private and public markets, combined with Mr. Cote’s track record of identifying and sourcing transactions in the diversified industrial sector, position us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets.

•

Access to Goldman Sachs’ Capabilities Post-Initial Business Combination. We believe that potential sellers will be interested in a relationship with the Goldman Sachs platform and look favorably upon Goldman Sachs’ involvement in a transaction, including as a significant investor after an Initial Business Combination. Potential sellers may also have longstanding relationships with Goldman Sachs advisors and, therefore, may seek to engage with us to focus on value creation and to potentially facilitate access to capital markets for further growth and provide acquisition advice to implement roll-up strategies.

Investment Criteria

We have developed the following high level, non-exclusive investment criteria that we will use to screen for and evaluate target businesses. We will seek to acquire a business that:

•

A Leading Industry Position/Consolidation Opportunity in an Industrial Sector with Supportive Long-term Dynamics. We will seek to acquire a business that holds a leading position in an industry with attractive characteristics, such as having a differentiated product or service (especially if differentiated through technology). Specifically, we will seek to exclude businesses that (i) do not hold a strong position in the markets they serve, (ii) do not have a well-defined market, and (iii) are extremely sensitive to macroeconomic conditions.

•	Generates Stable Free Cash-Flow. We will seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow.

•

Would Benefit Uniquely from the Capabilities of Mr. Cote and Goldman Sachs. We will seek to acquire a business where the collective capabilities of Mr. Cote and Goldman Sachs can be leveraged to tangibly improve the operations and market position of the target.

•	Is Sourced through our Proprietary Channels. We do not expect to participate in broadly marketed processes, but rather will aim to leverage our extensive network to source our business combination.

•

Has a Committed and Capable Management Team. We will seek to acquire a business with a professional management team whose interests are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through Mr. Cote’s and Goldman Sachs’ network of contacts.

•

Has the Potential to Grow, including through Further Acquisition Opportunities. We will seek to acquire a business that has the potential to grow organically and inorganically through additional acquisitions.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our board of directors may deem relevant. In the event that we decide to enter into our Initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our Initial Business Combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with Goldman Sachs, our Sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any GS Account. In the event we seek to complete our Initial Business Combination with a business that is affiliated with Goldman Sachs, our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or from an independent accounting firm, that such an Initial Business Combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own our securities now or in the future, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

While Goldman Sachs will not have any duty to offer acquisition opportunities to us, Goldman Sachs may become aware of a potential transaction that is an attractive opportunity for us, which it may decide to share with

us. Goldman Sachs is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in global financial markets. As such, Goldman Sachs provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high net-worth individuals. Goldman Sachs acts as an investment banker, research provider, investment adviser, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor. In those and other capacities, Goldman Sachs advises clients in all major markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own account and for the accounts of clients, through client accounts and the relationships and products it sponsors, manages and advises. Goldman Sachs has direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which we and GS Accounts may directly and indirectly invest. Additionally, we may, but are not required to, engage Goldman Sachs for services as a financial advisor in connection with identifying and investigating potential targets for our business combination. Conflicts may arise from Goldman Sachs’ sponsorship of our company, its provision of services both to us (including as a financial advisor) and to third-party clients, as well as from actions undertaken by Goldman Sachs for its own account. In performing services for other clients and also when acting for its own account, Goldman Sachs may take commercial steps which may have an adverse effect on us. Any of Goldman Sachs’ financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Goldman Sachs or its clients or counterparties may at times be adverse to ours. Please see “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest,” for additional information regarding certain potential conflicts of interest relating to Goldman Sachs.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or Goldman Sachs, or policies applicable to Goldman Sachs, will materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement, not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination within 24 months after the Closing Date. GSAM has agreed it will not sponsor any other special purpose acquisition company with a class of securities registered under the Exchange Act that is focused on one or more target businesses in the industrial sector until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination within 24 months after the Closing Date. Other than the foregoing restrictions, neither Goldman Sachs nor any of its affiliates is restricted from participating in the formation of, and none of Goldman Sachs’ affiliates is restricted from becoming an officer or director of, any other special purpose acquisition company.

Sourcing of Potential Business Combination Targets

Goldman Sachs (including GSAM) manages and advises a substantial number of GS Accounts, including GS Accounts held by Goldman Sachs on a proprietary basis, GS Accounts held by Goldman Sachs personnel or clients and GS Accounts in which Goldman Sachs and Goldman Sachs personnel and clients have an interest. Goldman Sachs and other GS Accounts may compete with us for acquisition opportunities that we may target for our Initial Business Combination. If Goldman Sachs or such other GS Accounts decide to pursue any such opportunity or Goldman Sachs (including GSAM) determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Goldman Sachs or by persons who may make decisions for us may be suitable for both us and for Goldman

Sachs or other GS Accounts and may be directed to Goldman Sachs, other GS Accounts or other third parties rather than to us. Although our Sponsor is an affiliate of Goldman Sachs, we are not an investment advisory client of GSAM or any other business unit of Goldman Sachs (and we are not a GS Account). As such, none of GSAM, any other business unit of Goldman Sachs or any Goldman Sachs personnel (other than those who are members of our management team in their capacities as such) has any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware.

Our management team, in their other endeavors (including any affiliation they may have with Goldman Sachs), may choose or be required to present potential business combinations or other transactions to Goldman Sachs, other GS Accounts or third parties, before they present such opportunities to us. Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities (such as operating companies or investment vehicles) engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented. In addition, investment opportunities sourced by GSAM or its personnel or presented to GSAM by other business units of Goldman Sachs or their personnel will be made available to us only after such opportunities have been offered to GS Accounts managed or advised by GSAM. To the extent that such GS Accounts decline to pursue any such opportunity, GSAM may in its sole discretion (but is not obligated to) offer all or any portion of such opportunity to us (or may instead offer all or any portion of such opportunity to Goldman Sachs, other GS Accounts or third parties). Investment opportunities that are sourced by business units of Goldman Sachs other than GSAM or the personnel of such business units will not be made available to us, unless such opportunities are first presented to GSAM by such other business units or personnel.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with Goldman Sachs, our Sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any GS Account. In the event we seek to complete our Initial Business Combination with a business that is affiliated with Goldman Sachs, our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As discussed in “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described above). In addition, we may, at our option, pursue an affiliated joint acquisition.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once an Initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of such fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of such fiscal year’s second quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of such fiscal year’s second fiscal quarter.

Financial Position

With funds available for an Initial Business Combination in the amount of $672,012,083, as of December 31, 2018, assuming no redemptions and after payment of $24,150,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Initial Business Combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our Initial Business Combination. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt securities or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds in connection with the completion of our Initial Business Combination through a private offering of equity securities (including pursuant to a specified future issuance) or debt securities or loans (including from Goldman Sachs, other GS Accounts or their respective affiliates), and we may effectuate our Initial Business Combination using the proceeds of such offerings or loans rather than using the amounts held in the Trust Account.

In the case of an Initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately (including pursuant to a specified future issuance) or through loans (including from Goldman Sachs, other GS Accounts or their respective affiliates) in connection with our Initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

The NYSE rules require that our Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. If our Initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our Initial Business Combination.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our Initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination.

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Initial Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Initial Business Combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Initial Business Combination.

Following our Initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of Initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our Initial Business Combination if, for example:

•

we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•

any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

•	the issuance or potential issuance will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. There is no limit on the number of shares such persons may purchase. However, we are not aware of any current commitments, plans or intentions to engage in such transactions and we are not aware of any formulated terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our Initial Business Combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the Trust Account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our Initial Business Combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our Initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our Initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Initial Business Combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. Our Sponsor, officers, directors, advisors or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will need to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our Initial Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account as of December 31, 2018 was $10.09 per public share. The per share amount we will distribute to our public stockholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our Initial Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our Initial Business Combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirement or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Initial Business Combination, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such Initial Business Combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our Initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Initial Business Combination.

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any Founder Shares and any public shares held by them in favor of our Initial Business Combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our Initial Business Combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Initial Business Combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the Initial Business Combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an Initial Business Combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Initial Business Combination.

If our Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the Closing Date.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the Closing Date to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Initial Business Combination within the 24-month time period.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our Initial Business Combination within 24 months from the Closing Date. However, if our initial stockholders or any of our officers and directors acquires public shares after our Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Initial Business Combination within the allotted 24-month time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Item1A. Risk Factors – If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.” Under Section 281(b) of the Delaware General Corporation Law, or DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Initial Business Combination, and our public stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months from the Closing Date may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months from the Closing Date, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Initial Business Combination within 24 months from the Closing Date, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date or if they redeem their respective shares for cash upon the completion of the Initial Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with our Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated certificate of incorporation provides that if we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our Initial Business Combination. Specifically, our amended and restated certificate of incorporation will provide, among other things, that:

•

prior to the consummation of our Initial Business Combination, we shall either: (1) seek stockholder approval of our Initial Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•

we will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

•	if our Initial Business Combination is not consummated within 24 months from the Closing Date, then our existence will terminate and we will distribute all amounts in the Trust Account; and

•

prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote on any Initial Business Combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our Initial Business Combination, our amended and restated

certificate of incorporation will provide that we may consummate our Initial Business Combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our Initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Certain Potential Conflicts of Interest Relating to Goldman Sachs

Our Sponsor is an affiliate of Goldman Sachs. Goldman Sachs is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in global financial markets. As such, Goldman Sachs provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high net-worth individuals. Goldman Sachs acts as an investment banker, research provider, investment adviser, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor. In those and other capacities, Goldman Sachs advises clients in all major markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products, for its own account and for the accounts of clients, through client accounts and the relationships and products it sponsors, manages and advises. Goldman Sachs has direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which we and GS Accounts may directly and indirectly invest. While Goldman Sachs will not have any duty to offer acquisition opportunities to us, Goldman Sachs may become aware of a potential transaction that is an attractive opportunity for us, which it may or may not decide to share with us. In addition, we may, but are not required to, engage Goldman Sachs for services as a financial advisor in connection with identifying and investigating potential targets for our business combination. If we engage Goldman Sachs for such services, Goldman Sachs may provide competitive and preferential rates to us for such services. Raanan A. Agus, one of our directors is also currently associated with Goldman Sachs and will not be independent of Goldman Sachs (although there is no assurance that Mr. Agus will remain associated with Goldman Sachs).

As described in the preceding paragraph, Goldman Sachs is engaged in other businesses and has interests other than its sponsorship of and related interests in our company. We will not be entitled to compensation related to such businesses. These activities and interests of Goldman Sachs may include potential multiple advisory, transactional, and financial and other interests in securities, instruments and companies, including us, or that may be, directly or indirectly, purchased or sold by us.

Conflicts may arise from Goldman Sachs’ sponsorship of our company, its provision of services both to us (including as a financial advisor) and to third-party clients, as well as from actions undertaken by Goldman Sachs for its own account. In performing services for other clients and also when acting for its own account, Goldman Sachs may take commercial steps which may have an adverse effect on us. Any of Goldman Sachs’

financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Goldman Sachs or its clients or counterparties may at times be adverse to ours.

The following discussion describes certain potential conflicts of interest that exist between Goldman Sachs and our company. These are considerations of which investors in our company should be aware, and which may cause conflicts that could disadvantage us. They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise. Present and future activities of Goldman Sachs in addition to those described in this “– Certain Potential Conflicts of Interest Relating to Goldman Sachs” may give rise to additional conflicts of interest. Dealing with conflicts of interest is complex and difficult and new and different types of conflicts may subsequently arise. There can be no assurance that Goldman Sachs will be able to resolve all conflicts in a manner that is favorable to us, and any such conflicts may have a material adverse effect on us, including our ability to consummate an Initial Business Combination.

Limitations on Our Access to Investment Opportunities Sourced by GSAM and Other Business Units of Goldman Sachs

Goldman Sachs (including GSAM) manages and advises a substantial number of GS Accounts, including GS Accounts held by Goldman Sachs on a proprietary basis, GS Accounts held by Goldman Sachs personnel or clients and GS Accounts in which Goldman Sachs and Goldman Sachs personnel and clients have an interest. Goldman Sachs and other GS Accounts may compete with us for acquisition opportunities that we may target for the Initial Business Combination. If Goldman Sachs or such other GS Accounts decide to pursue any such opportunity or Goldman Sachs (including GSAM) determines in its sole discretion not to offer such opportunity to us, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Goldman Sachs or by persons who may make decisions for us may be suitable for both us and for Goldman Sachs or other GS Accounts and may be directed to Goldman Sachs, other GS Accounts or other third parties rather than to us. Prospective investors should note that, although our Sponsor is an affiliate of Goldman Sachs, we are not an investment advisory client of GSAM or any other business unit of Goldman Sachs (and we are not a GS Account). As such, none of GSAM, any other business unit of Goldman Sachs or any Goldman Sachs personnel (other than those who are members of our management team in their capacities as such) has any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware.

Our management team, in their other endeavors (including any affiliation they may have with Goldman Sachs), may choose or be required to present potential business combinations or other transactions to Goldman Sachs, other GS Accounts or third parties, before they present such opportunities to us. Please see “Item 1A. Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.” In addition, investment opportunities sourced by GSAM or its personnel or presented to GSAM by other business units of Goldman Sachs or their personnel will be made available to us only after such opportunities have been offered to GS Accounts managed or advised by GSAM. To the extent that such GS Accounts decline to pursue any such opportunity, GSAM may in its sole discretion (but is not obligated to) offer all or any portion of such opportunity to us (or may instead offer all or any portion of such opportunity to Goldman Sachs, other GS Accounts or third parties). Investment opportunities that are sourced by business units of Goldman Sachs other than GSAM or the personnel of such business units will not be made available to us, unless such opportunities are first presented to GSAM by such other business units or personnel.

Goldman Sachs’ and GSAM’s Activities on Behalf of GS Accounts; Our Company is Not an Investment Advisory Client of GSAM or Any Other Business Unit of Goldman Sachs and is Not a GS Account

As described above, Goldman Sachs engages in a variety of activities in the global financial markets. The extent of Goldman Sachs’ activities in the global financial markets, including, without limitation, in its capacity as an investment banker, research provider, investment adviser, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor, as well as in other capacities, may have potential adverse effects on us or businesses that we seek to acquire. Goldman Sachs and its personnel, when acting in these or other capacities, may advise on transactions, make investment decisions or recommendations, provide differing investment views or have views with respect to research or valuations that are inconsistent with, or adverse to, our interests and activities or those of businesses that we seek to acquire. Transactions by, advice to and activities of Goldman Sachs and other GS Accounts (including with respect to investment decisions, voting and the enforcement of rights) may involve us or businesses that we seek to acquire. For example, Goldman Sachs may be engaged to provide advice to a GS Account that is considering entering into a transaction with us, and Goldman Sachs may advise the GS Account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the GS Account that would be adverse to us. Moreover, Goldman Sachs or other GS Accounts who own our securities or securities of businesses that we seek to acquire and may vote on or take or refrain from taking actions with respect to such securities in ways that may be disadvantageous to us or our public stockholders.

Prospective investors should note that, although our Sponsor is an affiliate of Goldman Sachs, our company is not an investment advisory client of GSAM or any other business unit of Goldman Sachs (and is not a GS Account). As such, none of GSAM, any other business unit of Goldman Sachs or any Goldman Sachs personnel (other than those who are members of our management team in their capacities as such) has any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware. Our management team is responsible for making all acquisition and other decisions on our behalf. Decisions made by our management team may differ from those by Goldman Sachs (including GSAM) on behalf of GS Accounts and may compete with, affect, differ from, conflict with, or involve timing different from, advice given to, or investment or voting decisions made by GSAM for GS Accounts. Neither GSAM nor any other business unit of Goldman Sachs will have any contractual or other obligation or duty to make available to us any information regarding its trading activities, strategies or views, or the activities, strategies or views, including those used for Goldman Sachs or other GS Accounts. In the event that Goldman Sachs or other GS Accounts hold securities of a business that we seek to acquire, Goldman Sachs, on behalf of itself or such other GS Accounts, may implement an investment decision ahead of, or contemporaneously with, or behind similar investment decisions made by us. The relative timing for the implementation of investment decisions for Goldman Sachs or other GS Accounts, on the one hand, and by us, on the other hand, may disadvantage us.

Although our company may from time to time have access to certain fundamental analyses and proprietary technical models developed by Goldman Sachs and its personnel, Goldman Sachs and its personnel have no obligation or other duty to make such analyses and models available to us and, in certain cases, may be prohibited from doing so. In addition, Goldman Sachs has no obligation or other duty to seek information or to make available to or share with our company any information, investment strategies, opportunities or ideas known to Goldman Sachs personnel or developed or used in connection with other clients or activities and, in certain cases, they may be prohibited from doing so. Goldman Sachs and certain of its personnel, including those who are involved with our company, may be in possession of information not available to all Goldman Sachs personnel, and such personnel may act on the basis of such information in connection with the activities relating to Goldman Sachs and other GS Accounts in ways that are adverse to our company.

Goldman Sachs is often engaged as a financial advisor, or to provide financing, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries. Sellers generally require Goldman Sachs to act exclusively on their behalf and / or for other reasons, we may be precluded in many instances from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Goldman Sachs also represents potential buyer’s businesses. Goldman Sachs may be incentivized to direct an opportunity to one of these buyers or to form a consortium with such buyers to bid for the opportunity, thereby eliminating or reducing the investment opportunity available to us.

Lending and Loan Syndication; Investments in Different Parts of an Issuer’s Capital Structure

Goldman Sachs is engaged in the business of making, underwriting and syndicating senior and other loans to corporate and other borrowers, and may seek (but is not obligated) to provide these services to our company or businesses that we seek to acquire. For instance, we or such businesses may borrow money from Goldman Sachs or other GS Accounts and Goldman Sachs or other GS Accounts may (but are not obligated to) arrange or underwrite bank or high-yield financing used by us or such businesses. In addition, Goldman Sachs is the sponsor of (and some of the GS Accounts are) investment partnerships specializing in senior secured loan investments and mezzanine investments, which may (but are not obligated to) make senior secured loan and / or mezzanine investments in us or such businesses. The interest, fees and other compensation received by Goldman Sachs or other GS Accounts in connection with these activities will not be shared with our company or our public stockholders.

Goldman Sachs (including GSAM) or other GS Accounts may invest in or extend credit to different parts of our capital structure or the capital structure of businesses that we seek to acquire. As a result, Goldman Sachs (including GSAM) or other GS Accounts may take actions that are directly adverse to us, our public stockholders or such businesses. In addition, Goldman Sachs (including GSAM) may advise GS Accounts with respect to different parts of our capital structure or the capital structure of businesses that we seek to acquire, classes of our securities that are senior to our common stock or classes of such businesses’ securities that are senior to the securities of such businesses owned by us. Goldman Sachs (including GSAM) may pursue rights, provide advice or engage in other activities, or refrain from pursuing rights, providing advice or engaging in other activities, on behalf of itself or GS Accounts with respect to our company or businesses that we seek to acquire, and such actions (or refraining from action) may have a material adverse effect on us or such businesses.

For example, in the event that Goldman Sachs (including GSAM) or a GS Account holds loans, securities or other positions in our capital structure that ranks senior in preference to our common stock, and our company experiences financial or operational challenges, Goldman Sachs (including GSAM), acting on behalf of itself or the GS Account, may seek a liquidation, reorganization or restructuring of our company, or terms in connection with the foregoing, that may have an adverse effect on or otherwise conflict with the interests of our other investors, including public stockholders. In the event our company becomes financially distressed, we may undertake a restructuring and, as a result, the equity interests in our company may be extinguished or substantially diluted while the creditors may receive a recovery of some or all of the amounts due to them and may receive equity in the company. In this regard, in the event that Goldman Sachs or other GS Accounts are holders of our debt and our company is subject to a restructuring, Goldman Sachs or such other GS Accounts may recover amounts owed to them while the interests of public stockholders may be extinguished or substantially diluted. In addition, in connection with lending arrangements involving our company, Goldman Sachs and other GS Accounts may seek to exercise its creditors’ rights under the applicable loan agreement or other document, which may be detrimental to our equity holders, including our public stockholders. Similar considerations will apply in the event that Goldman Sachs or other GS Accounts hold loans, securities or other positions in the capital structure of businesses that we seek to acquire that rank senior in preference to the securities of such businesses acquired by us.

Goldman Sachs May Act in Multiple Commercial Capacities

To the extent permitted by applicable law, Goldman Sachs may act as broker, dealer, agent, counterparty, lender or advisor or in other commercial capacities for us or businesses that we seek to acquire. Prospective investors should not rely on, or have any expectation, that Goldman Sachs will act in any such capacities. Goldman Sachs may be entitled to compensation in connection with the provision of such services, and we will not be entitled to any such compensation. Goldman Sachs will have an interest in obtaining fees and other compensation in connection with such services that are favorable to Goldman Sachs, and in connection with providing such services may take commercial steps in its own interest, or may advise the parties to which it is providing services, or take other actions, any of which may negatively affect us. For example, Goldman Sachs may require repayment of all or part of a loan made to us or to a business we seek to acquire, which could cause us or such business to default or be required to liquidate assets more rapidly, which could adversely affect the value of our company or such business. Goldman Sachs may also advise us or a business we seek to acquire to make changes to our capital structure or the capital structure of such business, the result of which would be a reduction in the value of our securities or the securities issued by such business. Actions taken or advised to be taken by Goldman Sachs in connection with other types of transactions may also result in adverse consequences for our company or a business we seek to acquire. In addition, due to its access to and knowledge of funds, markets and securities based on its prime brokerage and other businesses, Goldman Sachs (on behalf of itself or other GS Accounts) may make decisions based on information or take (or refrain from taking) actions with respect to us or businesses that we seek to acquire in a manner that may be adverse to us. Goldman Sachs may also provide various services to us or to businesses that we seek to acquire, which may result in fees, compensation and remuneration, as well as other benefits, to Goldman Sachs, enhance Goldman Sachs’ relationships with various parties, facilitate additional business development and enable Goldman Sachs to obtain additional business and generate additional revenue. In addition, while it has no obligation or other duty to do so, Goldman Sachs, subject to applicable restrictions on sale, may act as a broker for public stockholders who are interested in selling their units, shares or warrants.

Subject to applicable law, we may acquire a business affiliated with or advised by Goldman Sachs or in which Goldman Sachs, other GS Accounts or their respective affiliates have an equity, debt or other interest, or to engage in investment transactions that may result in Goldman Sachs, other GS Accounts or such affiliates being relieved of obligations or otherwise divested of investments. For example, we may acquire a company affiliated with Goldman Sachs or other GS Accounts, or purchase securities from, a business that uses the proceeds to repay loans made by Goldman Sachs or other GS Accounts. These activities by us may enhance the profitability of Goldman Sachs or other GS Accounts with respect to their investment in and activities relating to such companies.

In addition, to the extent permitted by applicable law, we may invest in money market funds sponsored, managed or advised by Goldman Sachs. In connection with any such investments, we generally will pay all advisory, administrative or Rule 12b-1 fees applicable to the investment. In such circumstances, as well as in all other circumstances in which Goldman Sachs receives any fees or other compensation in any form relating to the provision of services, no accounting or repayment to our company will be required.

Goldman Sachs (including GSAM) may create, write, sell, issue, invest in or act as placement agent or distributor of derivative instruments related to us, or with respect to our underlying securities or assets, or which may be otherwise based on or seek to replicate or hedge our performance. Such derivative transactions, and any associated hedging activity, may differ from and be adverse to our interests. Activities in respect of derivative transactions, and any associated hedging activity, may occur as a result of Goldman Sachs’ adjustment in assessment of our business based on various considerations, and Goldman Sachs will not be under any obligation or other duty to provide notice to us in respect of any such adjustment in assessment.

Goldman Sachs (including GSAM) or other GS Accounts may also have different rights in respect of a business that we seek to acquire, or invest in different classes of securities issued by a business that we seek to acquire that have different rights, including, without limitation, with respect to liquidity. The determination to exercise such rights by Goldman Sachs (including GSAM) on behalf of itself or certain GS Accounts may have an adverse effect us.

Goldman Sachs may make loans to clients or enter into margin, asset-based or other credit facilities or similar transactions with clients that may (or may not) be secured by publicly or privately held securities or other assets, including by a client’s assets or interests other than our units, common stock and warrants. Some of these borrowers may be public or private companies, or founders, officers or shareholders in companies in which Goldman Sachs or other GS Accounts (directly or indirectly) invest, and such loans may be secured by securities of such companies, which may be the same as, pari passu with, or more senior or junior to, interests held (directly or indirectly) by Goldman Sachs or other GS Accounts. In connection with its rights as lender, Goldman Sachs may act to protect its own commercial interest and may take actions that adversely affect the borrower, including by liquidating or causing the liquidation of securities on behalf of a borrower or foreclosing and liquidating such securities in Goldman Sachs’ own name. Such actions may adversely affect us (e.g., if a large position in our common stock is liquidated, among the other potential adverse consequences, the value of our common stock may decline rapidly). In addition, Goldman Sachs may make loans to our public stockholders or enter into similar transactions that are secured by a pledge of, or mortgage over, a public stockholder’s units, common stock and/or warrants, which would provide Goldman Sachs with the right to take possession such securities in the event that such public stockholder defaults on its obligations. These transactions may be significant and may be made without notice to the public securityholders.

Goldman Sachs may have business relationships with, and purchase, or distribute or sell, services or products from or to, distributors, consultants and others who have a relationship with us or businesses that we seek to acquire. As a result, those persons and institutions may have conflicts associated with their dealings with us.

Goldman Sachs may, in its discretion, recommend that we, or a business we seek to acquire, have ongoing business dealings, arrangements or agreements with persons who are former employees of Goldman Sachs or are otherwise associated with a GS Account investor, portfolio company, or service provider. We, or a business we seek to acquire, may bear, directly or indirectly, the costs of such dealings, arrangements or agreements. These recommendations, and recommendations relating to continuing any such dealings, arrangements or agreements, may pose conflicts of interest due to Goldman Sachs’ relationships with such former employees or persons otherwise associated with an investor in a GS Account, portfolio company or service provider.

Conflicts Resulting from Our Company Being a Public Company

Goldman Sachs and other GS Accounts may directly or indirectly trade our securities. Such trading activities may adversely affect us. For example, Goldman Sachs or other GS Accounts may establish a short position in our securities. This short position may result in the impairment of the price of our securities or may be designed to profit from a decline in the price of such securities.

Furthermore, Goldman Sachs may perform research and other analysis in respect of our company. Any views expressed by Goldman Sachs in connection with such research and analysis may be negative with respect to, or result in trading strategies that have a negative impact on the market for, us and our securities.

GSAM has adopted a Code of Ethics under Rule 204A-1 of the U.S. Investment Advisers Act of 1940, as amended, designed to provide that personnel of GSAM, and certain additional Goldman Sachs personnel who support GSAM, comply with applicable federal securities laws and place the interests of clients first in conducting personal securities transactions. GSAM’s Code of Ethics imposes certain restrictions on securities transactions in the personal accounts of covered persons to help avoid conflicts of interest. Subject to the limitations of GSAM’s Code of Ethics, covered persons (including those who are members of our management team) may buy and sell securities or other investments for their personal accounts, including investments in us, and may also take positions that are the same as, different from, or made at different times than, positions taken (directly or indirectly) by us.

Not all Members of Our Management Team are Independent of Goldman Sachs

Our management team is responsible for the management of our affairs. Raanan A. Agus, one of our directors is currently associated with Goldman Sachs and will not be independent of Goldman Sachs (although there is no assurance that Mr. Agus will remain associated with Goldman Sachs). As a result, Mr. Agus has, and in the future may have additional, fiduciary, contractual or other obligations or duties, in addition to his obligations and duties as a member of our management team, including as a result of his association with Goldman Sachs, which could result in potential conflicts of interest. Additionally, all Goldman Sachs personnel are subject to firm-wide policies and procedures regarding confidential and proprietary information, information barriers, private investments, outside business activities and personal trading. Please see “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest” for additional information regarding conflicts of interest relating to our management team.

Affiliated Joint Acquisition

In addition, we may, at our option, pursue an affiliated joint acquisition opportunity with Goldman Sachs, other GS Accounts or their respective affiliates. Any such parties may co-invest with us in the target business at the time of the Initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties, which may give rise to certain conflicts of interest.

We will pursue an affiliated joint acquisition if we believe such transaction will help us consummate a specific initial business combination or would be beneficial to the post-business combination company. None of Goldman Sachs, other GS Accounts or any of their respective affiliates has any current commitments to engage in such transactions, and we are not aware of any such parties having any plans or intentions to do so. We have also not formulated any terms or conditions for any such transactions, and the amount and other terms and conditions of any such transactions would be determined at the time thereof.

Holders of any shares of capital stock issued in an affiliated joint acquisition prior to the Initial Business Combination, will not be entitled to (1) receive funds from the trust account or (2) vote on any initial business combination. Additionally, such additional securities will not be entitled to vote on amendments to our amended and restated certificate of incorporation. However, any such issuance would dilute the interest of our stockholders. See “Item 1A. Risk Factors—We may issue additional shares of Class A common stock or preferred stock to complete the Initial Business Combination or under an employee incentive plan after completion of the Initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of the Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.” Additionally, to the extent any affiliated joint acquisition involves the issuance of notes or other debt securities or we otherwise incur debt in connection therewith, such transaction could have negative effects on us, including those described in “Item 1A. Risk Factors—We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.”

If the Initial Business Combination involves an affiliated joint acquisition, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of such affiliated joint acquisition and, only if required by applicable law, we would seek stockholder approval of such affiliated joint acquisition.

Selection of Service Providers

We expect to engage service providers (including attorneys and consultants) that may also provide services to Goldman Sachs and other GS Accounts. We intend to select these service providers based on a number of factors, including expertise and experience, knowledge of related or similar products, quality of service, reputation in the marketplace, relationships with GSAM, Goldman Sachs or others, and price. These service providers may have business, financial, or other relationships with Goldman Sachs, including being a portfolio company of GSAM, Goldman Sachs, or a GS Account. These relationships may or may not influence our selection of these service providers. In such circumstances, there may be a conflict of interest between us, on the one hand, and GSAM, Goldman Sachs, and GS Accounts (or their portfolio companies), on the other hand, if we determine not to engage or continue to engage these service providers. The service providers selected by us may charge different rates to different recipients based on the specific services provided, the personnel providing the services, or other factors. As a result, the rates paid with respect to these service providers by us, on the one hand, may be more or less favorable than the rates paid by Goldman Sachs, on the other hand.

Sponsor Indemnity

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case, net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Employees

We currently have one officer and do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our Units, Class A common stock and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. Our annual, quarterly and current resports, and any amendments to any of those reports, that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our corporate website address at www.GSacquisition.com. The contents of these websites are not incorporated into this filing. Further, our references to the uniform resource locators, or URLs, for these websites are intended to be inactive textual references only.

We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our Initial Business Combination. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or International Financing Reporting Standards, as promulgated by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we will not commence operations until completing an Initial Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Past performance by Goldman Sachs, David M. Cote and other members of our management team, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Goldman Sachs, David M. Cote (including Honeywell in the case of Mr. Cote) and other members of our management team is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of Goldman Sachs, David M. Cote (including Honeywell in the case of Mr. Cote) or other members of our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our Initial Business Combination; or (2) of any results with respect to any Initial Business Combination we may consummate. You should not rely on the historical record and performance of Goldman Sachs, David M. Cote (including Honeywell in the case of Mr. Cote) or other members of our management team as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Goldman Sachs.

Potential conflicts of interest with other businesses of Goldman Sachs or Goldman Sachs Accounts could negatively impact the performance of an investment in us.

There are significant potential conflicts of interest that could negatively impact the performance of an investment in us. A number of these potential conflicts of interest, including those that may be associated with the financial or other interests of Goldman Sachs or Goldman Sachs Accounts, are discussed in more detail elsewhere in this Annual Report. They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise.

Our Sponsor is an affiliate of Goldman Sachs. In addition, Raanan A. Agus, one of our directors is currently associated with Goldman Sachs and will not be independent of Goldman Sachs (although there is no assurance that Mr. Agus will remain associated with Goldman Sachs). Goldman Sachs, including its affiliates and personnel, is a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization and a major participant in global financial markets. As such, Goldman Sachs provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high net-worth individuals. Goldman Sachs acts as an investment banker, research provider, investment adviser, financier, adviser, market maker, prime broker, derivatives dealer, lender, counterparty, agent, principal and investor. In those and other capacities, Goldman Sachs advises clients in all major markets and purchases, sells, holds and recommends a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products, for its own account and for the accounts of clients, through client accounts and the relationships and products it sponsors, manages and advises. Goldman Sachs has direct and indirect interests in the global fixed income, currency, commodity, equities, bank loan and other markets, and the securities and issuers, in which we and GS Accounts may directly and indirectly invest. Conflicts may arise from Goldman Sachs’ sponsorship of our company, its provision of services both to us and to third-party clients, as well as from actions undertaken by Goldman Sachs for its own account. In performing services for other clients and also when acting for its own account, Goldman Sachs may take commercial steps which may have an adverse effect on us. Any of Goldman Sachs’ financial market activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Goldman Sachs or its clients or counterparties may at times be adverse to ours. Please see “Item 1. Business – Certain Potential Conflicts of Interest Relating to Goldman Sachs” for additional information regarding certain potential conflicts of interest relating to Goldman Sachs.

Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our Initial Business Combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our Initial Business Combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Item 1. Business – Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed to vote any Founder Shares and any public shares held by them in favor of our Initial Business Combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need 25,875,001, or 37.5%, of the 69,000,000 public shares sold in our Public Offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have such Initial Business Combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our Initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an Initial Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an Initial Business Combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful increases. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination within 24 months from the Closing Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our Initial Business Combination within 24 months from the Closing Date. We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our Initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our Warrants will expire worthless.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or Warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation or other duty to do so. Please see “Item 1. Business – Permitted Purchases of our Securities” for a description of how such persons will determine from which stockholders to seek to acquire shares or warrants. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met.

The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. Please see “Item 1. Business – Tendering stock certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (1) the completion of our Initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date; and (3) the redemption of all of our public shares if we are unable to complete our Initial Business Combination within 24 months from the Closing Date, subject to applicable law and as further described herein. In addition, if we are unable to complete an Initial Business Combination within 24 months from the Closing Date for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the Closing Date before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our Initial Business Combination, we will be required to demonstrate round lot compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units and our Class A common stock and Warrants are listed on the NYSE, our Units, Class A common stock and Warrants qualified as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable at the Closing Date and we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering, without our prior consent, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, including, without limitation, Goldman Sachs and other GS Accounts, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor or any of its affiliates (including Goldman Sachs and David M. Cote) may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so. Please see “Item 1. Business – Certain Potential Conflicts of Interest Relating to Goldman Sachs” for a discussion on certain limitations related to other resources Goldman Sachs may, but is under no obligation or other duty to, provide us.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our Initial Business Combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. Please see “– If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the Closing Date, we may be unable to complete our Initial Business Combination.

At December 31, 2018, we had $835,544 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months from the Closing Date, assuming that our Initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans.

Management’s plans to address any additional need for capital through an equity commitment (the “Sponsor Commitment”) by GS Sponsor LLC, an affiliate of our Sponsor, and potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make any loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. We have not independently verified whether GS Sponsor LLC has sufficient funds to satisfy the Sponsor Commitment and we have not asked it to reserve for such Sponsor Commitment. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, as of December 31, 2018, the funds available to us outside of the Trust Account, including funds expected to be available under the Sponsor Commitment, will be sufficient to allow us to operate for at least the 24 months following the Closing Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. Please see “– If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our Initial Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our Sponsor to reserve for such indemnification obligations. We have not asked our Sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (1) $10.00 per public share; or (2) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our Initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months from the Closing Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the Closing Date in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months from the Closing Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a “cashless basis” and potentially causing such Warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, we will use our reasonable best efforts to file with the SEC, and within 60 business days following our Initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with our Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock at the time of our Initial Business Combination. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such Warrants or the Class A common stock issuable upon exercise of such Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the Private Placement Warrants owned by our Sponsor or Warrants issued in connection with working capital loans are registered for resale.

Because we are neither limited to evaluating target businesses in a particular industry nor have we identified any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus on the industrial sector for our Initial Business Combination, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Initial Business Combination with another blank check company or similar company with nominal operations. Because we have not yet identified any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a business combination outside the industrial sector, which may be outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our Initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view.

In addition, if our board of directors is not able to determine the fair market value of the target business or businesses, in connection with the NYSE rules that require that an Initial Business Combination be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria.

Other than the two circumstances described above, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Initial Business Combination.

We may issue additional shares of Class A common stock or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorize the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 397,466,667 and 2,750,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding Warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our Initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. At December 31, 2018, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our Initial Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our Initial Business Combination (although our amended and restated certificate of incorporation will provide that we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation). We may also issue shares of Class A common stock to redeem the Warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote on any Initial Business Combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our Public Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, common stock and/or Warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. Please see “– If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, Raanan A. Agus, one of our directors is currently associated with Goldman Sachs (although there is no assurance that Mr. Agus will remain associated with Goldman Sachs), which sponsors, manages and advises GS Accounts that make, or may in the future make, investments in securities or other interests of or relating to companies in industries we may target for our Initial Business Combination. David M. Cote and our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Mr. Cote. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Initial Business Combination. We do not have an employment agreement with, or key-man insurance on the life of, Mr. Cote or any of our other directors or officers. The unexpected loss of the services of one or more of our directors or officers, including Mr. Cote, could have a detrimental effect on us.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, we do not currently expect that any of them will do so. In addition, the merchant banking authority of the U.S. Bank Holding Company Act of 1956, as amended, and the regulations promulgated thereunder (the “BHCA”) will restrict employees of Goldman Sachs from participating in the routine management and operations of us both before and after our Initial Business Combination. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Goldman Sachs’ engagement with other entities may limit its ability to participate in certain transactions on our behalf or preclude us from taking certain actions.

We may, but are not required to, engage Goldman Sachs for services as a financial advisor in connection with identifying and investigating potential targets for our business combination, or for other services in connection with our Initial Business Combination, such as placement agent, or financing or capital markets advisor. Goldman Sachs is often engaged as a financial advisor, or to provide financing, to corporations and other entities and their directors and managers in connection with the sale of those entities, their assets or their subsidiaries, and Goldman Sachs’ compensation in connection with these engagements may be substantial. Sellers generally require Goldman Sachs to act exclusively on their behalf and Goldman Sachs may be precluded in many instances from participating in our Initial Business Combination with such a target business. Additionally, for these reasons and / or for other reasons, we may be precluded in many instances from attempting to acquire securities of the business being sold or otherwise participate as a buyer in the transaction. Goldman Sachs also represents potential buyer’s businesses. Goldman Sachs may be incentivized to direct an opportunity to one of these buyers or to form a consortium with such buyers to bid for the opportunity, thereby eliminating or reducing the investment opportunity available to us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination.

Our key personnel may be able to remain with our Company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In addition, the merchant banking authority of the BHCA will restrict employees of Goldman Sachs from participating in the routine management and operations of the pre- and post-transaction company. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. In addition, the merchant banking authority of the BHCA will restrict employees of Goldman Sachs from participating in the routine management and operations of the pre- and post-transaction company. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our Initial Business Combination, which may adversely impact our ability to complete an acquisition in a timely manner or at all.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses.

As described in “Item 1. Business -Sourcing of Potential Business Combination Targets” and “Item 10. Directors, Executive Officers and Corporate Governance,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business -Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.

David M. Cote is a party to a non-competition agreement that could limit the companies and businesses that we may target for an Initial Business Combination. This could negatively impact our prospects for an Initial Business Combination.

David M. Cote is a party to a non-compete agreement with Honeywell. The non-compete agreement precludes Mr. Cote from, without the written consent of Honeywell, becoming employed by, performing services for, or otherwise becoming associated with (as an employee, officer, director, principal, agent, manager, partner, co-partner or consultant or any other individual or representative role) any competing business of Honeywell (or any business Mr. Cote knew Honeywell was considering for a potential acquisition prior to his departure) until 2023. No assurance can be given that Honeywell would provide any consent on terms satisfactory to us or at all. As a result, we may be precluded from pursuing an Initial Business Combination with certain businesses, which could limit our prospects for an Initial Business Combination and make us a less attractive buyer to certain target companies. In addition, if our Initial Business Combination does not cause Mr. Cote to violate the non-compete agreement, no assurance can be given that the combined company would not in the future engage in competitive activities which would cause Mr. Cote to be in breach of the non-compete agreement. If a court were to conclude that a violation of the non-compete agreement had occurred, it could extend the term of Mr. Cote’s non-competition restrictions and/or enjoin Mr. Cote from participating in our company, or enjoin us from engaging in aspects of the business which compete with Honeywell, as applicable. The court could also impose monetary damages against Mr. Cote or us. This could materially harm our business and the trading prices of our securities. Even if ultimately resolved in our favor, any litigation associated with the non-competition could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. Please see “– If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with Goldman Sachs, our Sponsor, our directors or officers or a GS Account, or we may pursue an affiliated joint acquisition opportunity with any such persons. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our Sponsor (including Goldman Sachs and other GS Accounts) have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. Please see “Item 1. Business – Certain Potential Conflicts of Interest Relating to Goldman Sachs” for additional information.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with Goldman Sachs, our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with Goldman Sachs, our Sponsor, officers and directors, GS Accounts and their respective affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business – Effecting our Initial Business Combination” and “Item 1. Business – Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with Goldman Sachs, our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with Goldman Sachs, other GS Accounts or their respective affiliates or with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties, which may give rise to certain conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

In May 2016, a member of our Sponsor purchased an aggregate of 2,875,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0087 per share. In May 2018, all of our outstanding Founder Shares were contributed to our Sponsor. In May 2018, we subsequently conducted a 1:6 stock split, resulting in our Sponsor holding 17,250,000 Founder Shares. The number of Founder Shares issued represent 20% of the outstanding shares of common stock. In May 2018, our Sponsor transferred 35,000 Founder Shares to each of our independent directors at their original purchase price. An affiliate of our Sponsor may also contribute additional capital to us pursuant to the Sponsor Commitment with respect to our Sponsor’s Founder Shares. The Founder Shares will be worthless if we do not complete an Initial Business Combination.

In addition, our Sponsor has purchased an aggregate of 10,533,333 Private Placement Warrants for a purchase price of $15,800,000, or $1.50 per Warrant, that will also be worthless if we do not complete our Initial Business Combination. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The Founder Shares are identical to the shares of common stock included in the Units, except that: (1) only holders of the Founder Shares have the right to vote on the election of directors prior to our Initial Business Combination; (2) the Founder Shares are subject to certain transfer restrictions; (3) our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our Initial Business Combination, (b) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our Initial Business Combination within 24 months from the Closing Date; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our Initial Business Combination within 24 months from the Closing Date (although they are entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Initial Business Combination within the prescribed time frame); (4) the Founder Shares are automatically convertible into shares of our

Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of Founder Shares are entitled to registration rights.

The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the deadline for completing our Initial Business Combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt (including from Goldman Sachs, other GS Accounts or their respective affiliates) to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

At December 31, 2018, $690,000,000 were held in the Trust Account.

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public Warrants is higher than in some other blank check company offerings, and, accordingly, the Warrants are more likely to expire worthless.

The exercise price of the public Warrants is higher than in some other blank check companies. For example, historically, the exercise price of a Warrant was often a fraction of the purchase price of the Units in the initial public offering. The exercise price for our public Warrants is $11.50 per share, subject to adjustments as provided herein. As a result, the Warrants are less likely to ever be in the money and more likely to expire worthless.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the two director designees of our Sponsor, to approve our Initial Business Combination, which may have the effect of delaying or preventing a business combination that our public stockholders would consider favorable.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and the two directors of our Sponsor, initially David M. Cote and Raanan A. Agus, to approve our Initial Business Combination. Accordingly, it is unlikely that we will be able to enter into an Initial Business Combination unless our Sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an Initial Business Combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public stockholders would find, favorable.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our Initial Business Combination that some of our stockholders or Warrant holders may not support.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our Initial Business Combination. Our initial stockholders, who beneficially own 20% of our common stock will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our Initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the Closing Date, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the proceeds of our Public Offering and the sale of the Private Placement Warrants held in the Trust Account will be sufficient to allow us to complete our Initial Business Combination, we cannot ascertain the capital requirements for any particular transaction. If the proceeds of our Public Offering and the sale of the Private Placement Warrants held in the Trust Account prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing (including pursuant to a specified future issuance or otherwise from Goldman Sachs, other GS Accounts or their respective affiliates) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. None of Goldman Sachs, the GS Accounts or their respective affiliates is obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless.

Our initial stockholders will control the election of our board of directors until consummation of our Initial Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our Initial Business Combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding common stock. In addition, the Founder Shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to our Initial Business Combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our Initial Business Combination.

In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote. Please see “Item 1. Business – Permitted Purchases of our Securities.”

We may amend the terms of the Warrants in a manner that may be adverse to holders of public Warrants with the approval by the holders of at least 50% of the then outstanding public Warrants. As a result, the exercise price of your Warrants could be increased, the Warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants were issued in registered form under a Warrant agreement between Computershare Trust Company, N.A. and Computershare Inc., acting together as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public Warrants to make any change that adversely affects the interests of the registered holders of public Warrants. Accordingly, we may amend the terms of the public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public Warrants approve of such amendment. Although our ability to amend the terms of the public Warrants with the consent of at least 50% of the then outstanding public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the

Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to: (1) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (2) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we may redeem your Warrants after they become exercisable for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your Warrants remained outstanding. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our Warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our Initial Business Combination.

We have issued Warrants to purchase 23,000,000 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the Units and the Private Placement Warrant to purchase an aggregate of 10,533,333 shares of Class A common stock at a price of $11.50 per share. Our initial stockholders currently hold 17,250,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per Warrant at the option of the lender. Such Warrants would be identical to the Private Placement Warrants.

To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these Warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these Warrants) are entitled to registration rights.

Because each Unit contains one-third of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-third of one Warrant. Pursuant to the Warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Units will trade. This is different from other offerings similar to ours whose Units include one share of Class A common stock and one whole Warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for a third of the number of shares compared to Units that each contain a whole Warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a Warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the

Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may also take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of such fiscal year’s second quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of such fiscal year’s second fiscal quarter. If we were to take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include two–year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax consequences;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our Initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Initial Business Combination, any or all of our management could resign from their positions as officers of our company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may face risks related to businesses in the industrial sector.

Business combinations with businesses in the industrial sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•

the markets we may serve may be subject to general economic conditions and cyclical demand, which could lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance;

•	fluctuations in customer demand;

•	competition and consolidation of the specific sector of the industry within which the target business operates;

•	volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect our financial results;

•	supplier stability, factory transitions and capacity constraints;

•	inability to obtain necessary insurance coverage for the target business’ operations;

•	additional expenses and delays due to technical problems, labor problems (including union disruptions) or other interruptions at our manufacturing facilities after our Initial Business Combination;

•	work-related accidents that may expose us to liability claims;

•

our manufacturing processes and products not complying with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, the demand for our products declining and potential liability claims;

•

litigation and other proceedings, including that we may be liable for damages based on product liability claims, and we may also be exposed to potential indemnity claims from customers for losses due to our work or if our employees are injured performing services;

•	warranty claims related to our products, and resulting reputational damage and incurrence of significant costs;

•	changes in industry standards;

•	changes in tariffs and other trade practices;

•	inability to protect our intellectual property rights;

•	our products and manufacturing processes being subject to technological change;

•

being subject to applicable laws and regulations of federal, state and provincial governments, including environmental and health and safety laws and regulations, and the costs of compliance with such regulations;

•

disruption or failure of networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•	fluctuations in foreign currency exchange rates; and

•	the failure of our customers to pay the amounts owed to us in a timely manner.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the industrial sector. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our corporate offices at 200 West Street, New York, New York 10282. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our Sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Units began trading on the NYSE under the symbol “GSAH.U” on June 8, 2018. On July 27, 2018, we announced that holders of our Units could elect to separately trade the Class A common stock and Warrants included in the Units. On July 30, 2018, our Class A common stock and Warrants began trading on the NYSE under the symbols “GSAH” and “GSAH.WS,” respectively. Each Unit includes one-third of one redeemable Warrant, and each whole Warrant excercisable the holder to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated June 7, 2018 which was filed with the SEC on June 8, 2018. Only whole Warrants will be issued on separation of Units, and only whole Warrants may be traded and be exercised for Class A common stock. The Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months after the Closing Date. Our Warrants expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

(b) Holders

As of March 11, 2019 there was one holder of record of our Units, one holder of record of our separately traded Class A common stock, and two holders of record of our Warrants.

(c) Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The graph below compares the cumulative total return for our Units from July 30, 2018 (the first day on which our Class A common stock began trading) through December 31, 2018 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), Nasdaq and the Dow Jones Industrial Average Index (“DJIA”). The graph assumes $100 invested on July 30, 2018 in each of our Class A common stock and the three indices presented. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Use of Proceeds

On June 12, 2018, we consummated the Public Offering of 69,000,000 Units, including the issuance of 9,000,000 Units as a result of the underwriters’ exercise of their option to purchase additional Units in full. Each Unit consists of one share of Class A common stock of our company, par value $0.0001 per share, and one-third of one redeemable warrant of our company. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of our Initial Business Combination and 12 months from the closing of the Public Offering, and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants either for cash once the warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the warrants become exercisable.

The Units were sold at a price of $10.00 per unit, generating gross proceeds to our company of $690,000,000. Goldman Sachs & Co. LLC served as the sole book-running manager for the offering, and Deutsche Bank Securities served as co-manager. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-225035). The SEC declared the registration statements effective on June 7, 2018.

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

Item 6.	Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,		For the period from April 25, 2016 (Inception) through December 31, 2016
	2018	2017
Statement of Operations Data
Net income (loss)	$5,030,748	$(1,276)	$(303,418)

Weighted average shares outstanding of Class A common stock	69,000,000	—	—

Basic and diluted net income per share, Class A	$0.06	$—	$—

Weighted average shares outstanding of Class B common stock	17,250,000	17,250,000	17,250,000

Basic and diluted net income per share, Class B	$0.06	$(0.00)	$(0.02)

Statement of Cash Flows:
Net cash provided by/ (used in) operating activities	$710,388	$—	$(25,000)
Net cash used in investing activities	$(690,000,000)	$—	$—
Net cash provided by financing activities	$691,545,932	$—	$25,000

Balance Sheets:
Cash	$835,544	$—	$—
Working capital(1)	$128,547	$23,724	$25,000
Total assets	$697,339,051	$25,000	$25,000
Total liabilities	$25,427,528	$1,276	$—
Equity (deficit)	$5,000,001	$23,724	$25,000

(1)	Assumes income and franchise tax liabilities paid by Trust Account.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an Initial Business Combination. We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination with operating businesses, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business.

We intend to effectuate an Initial Business Combination using cash from the proceeds of our Public Offering and sale of the Private Placement Warrants, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At December 31, 2018, we had cash and cash equivalents of $835,544, current liabilities of $1,277,528 and deferred underwriting compensation of $24,150,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the years ended December 31, 2018, 2017 and for the period ended December 31, 2016, we had net income/(loss) of $5,030,748, $(1,276) and $(303,418), respectively. Our income for 2018 consist solely of dividends earned. Our business activities from Inception to December 31, 2018 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to an affiliate of our Sponsor and the proceeds of a promissory note (the “Note”) from an affiliate of our Sponsor, in the amount of $300,000, as well as the proceeds of the 2016 Note from an affiliate of our Sponsor in 2016, in the amount of $300,000. The Note and the 2016 Note were repaid upon the closing of the Public Offering and in December 2016, respectively.

On June 12, 2018, we closed the Public Offering of 69,000,000 Units, including 9,000,000 Units issued pursuant to the exercise by the underwriters of their option to purchase additional units in full, at a price of $10.00 per Unit, generating proceeds to us of $690,000,000 before underwriting discounts and expenses. Simultaneously with the closing of the Public Offering, we closed the private placement of an aggregate of 10,533,333 Warrants, each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $15,800,000. On the Closing Date, we placed $690,000,000 of proceeds (including $24,150,000 of deferred underwriting discount) from the Public Offering and the sale of the Private Placement Warrants into the Trust Account and held $2,000,000 (net of offering expenses, other than underwriting discounts, paid upon the consummation of the Public Offering) of such proceeds outside the Trust Account. Of the funds held outside the Trust Account, $300,000 was used to repay the Note to our Sponsor, with the balance used or reserved for: offering and formation costs; legal, accounting, due diligence, travel and other expenses in connection with any business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE continued listing fees; office space, administrative and support services; a reserve for liquidation expenses; and working capital to cover miscellaneous expenses (including franchise taxes net of anticipated interest income).

At December 31, 2018 we had cash and cash equivalents held outside the Trust Account of $835,544 and working capital of $128,547, assuming income and franchise tax liabilities are paid out of the Trust Account. At December 31, 2018, funds held in money market funds registered under the Investment Company Act and compliant with Rule 2a-7. As of December 31, 2018, we held $690,000,000 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the Sponsor.

On March 11, 2019, GS Sponsor LLC, an affiliate of our Sponsor, provided us with the Sponsor Commitment pursuant to which GS Sponsor LLC agreed that, if funds are needed by us through June 12, 2020 to pay ordinary course expenses, GS Sponsor LLC will provide us with liquidity of up to an aggregate of $2.0 million. GS Sponsor LLC will not receive any additional interest in us in exchange for any such contribution and any liquidity provided under the Sponsor Commitment will be in the form of a contribution with respect to our Sponsor’s Founder Shares.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor, an affiliate of our Sponsor or our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Initial Business Combination, in which case we may issue additional securities (which may include a specified future issuance) or incur debt in connection with such Initial Business Combination (including from Goldman Sachs, other GS Accounts or their respective affiliates).

In addition, income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 7, 2018, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and our company’s liquidation, we will cease paying these monthly fees. For the year ended December 31, 2018, we incurred expenses of $67,667 for such services.

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

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from EPS as the redemption value approximates fair value.

At December 31, 2018, we had outstanding warrants to purchase of up to 33,533,333 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At December 31, 2018, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the year.

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

Accordingly, at December 31, 2018, 66,100,835 of the 69,000,000 shares of our Class A common stock were classified outside of permanent equity at their redemption value.

Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $992,949. These costs, together with the upfront underwriter discount and deferred discount of $37,950,000, were charged to the shares of our Class A common stock and warrants upon the closing of our Public Offering.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for emerging growth companies with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company expects to adopt ASU 2016-18 on January 1, 2019, the first day of the Company’s first quarter for the year ending December 31, 2019. The Company is evaluating the new guidance and expects that this standard will have retrospective impact on the amount currently presented in investing activities.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

As of December 31, 2018, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GS Acquisition Holdings Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GS Acquisition Holdings Corp (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018 and for the period from April 25, 2016 (date of inception) to December 31, 2016, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 and for the period from April 25, 2016 (date of inception) to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 12, 2019

We have served as the Company’s auditor since 2018.

GS Acquisition Holdings Corp

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$835,544	$—
Prepaid expenses	341,424	—
Receivable from GS Sponsor LLC	—	25,000

Total current assets	1,176,968	25,000
Cash and cash equivalents held in Trust Account	694,883,137	—
Accrued dividends receivable held in Trust Account	1,278,946	—

Total assets	$697,339,051	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$644,208	$1,276
Accrued offering costs	538,881	—
Income tax payable	94,439	—

Total current liabilities	1,277,528	1,276
Deferred underwriting compensation	24,150,000	—

Total liabilities	25,427,528	1,276

Commitments and contingencies
Class A common stock subject to possible redemption; 66,100,835 shares at redemption value at December 31, 2018	666,911,522	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 2,899,165 issued and outstanding (excluding 66,100,835 shares subject to possible redemption)	290	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 17,250,000 issued and outstanding	1,725	1,725
Additional paid-in capital	271,932	326,693
Retained earnings/(Accumulated deficit)	4,726,054	(304,694)

Total stockholders’ equity	5,000,001	23,724

Total liabilities and stockholders’ equity	$697,339,051	$25,000

See accompanying notes to financial statements

GS Acquisition Holdings Corp

STATEMENTS OF OPERATIONS

	Year Ended December 31,		For the period from April 25, 2016 (Inception) through December 31, 2016
	2018	2017
Revenues	$—	$—	$—
Dividend income	7,407,083	—	—
Professional fees paid by GS Sponsor LLC on behalf of the Company			(303,418)
General and administrative expenses	(1,036,896)	(1,276)	—

Income (loss) before income tax (provision) benefit	6,370,187	(1,276)	(303,418)
Provision for income tax	(1,339,439)	—	—

Net Income/ (loss)	$5,030,748	$(1,276)	$(303,418)

Weighted average shares outstanding of Class A common stock	69,000,000	—	—

Basic and diluted net income per share, Class A	$0.06	$—	$—

Weighted average shares outstanding of Class B common stock	17,250,000	17,250,000	17,250,000

Basic and diluted net income per share, Class B	$0.06	$(0.00)	$(0.02)

See accompanying notes to financial statements

GS Acquisition Holdings Corp

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock
For the period from April 25, 2016 (Inception) to December 31, 2016	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Stockholders’ Equity
Sale of common stock to GS Sponsor LLC at $0.0014 per share	—	$—	17,250,000	$1,725	$23,275	$—	$25,000
Professional fees paid by GS Sponsor LLC on behalf of the Company	—	—	—	—	303,418	—	303,418
Net loss	—	—	—	—	—	(303,418)	(303,418)

Balance, December 31, 2016	—	$—	17,250,000	$1,725	$326,693	$(303,418)	$25,000
Net loss	—	—	—	—	—	(1,276)	(1,276)

Balance, December 31, 2017	—	$—	17,250,000	$1,725	$326,693	$(304,694)	$23,724
Class A common stock issued	2,804,628	280	—	—	28,046,000	—	28,046,280
Private Placement Warrants issued	—	—	—	—	15,800,000	—	15,800,000
Warrants attached to Class A common stock net of offering costs	—	—	—	—	8,302,250	—	8,302,250
Accretion for Class A common stock to redemption amount	—	—	—	—	(53,148,372)	—	(53,148,372)
Change in Class A common stock subject to possible redemption	94,537	9	—	—	945,361	—	945,370
Net income	—	—	—	—	—	5,030,748	5,030,748

Balance, December 31, 2018	2,899,165	$290	17,250,000	$1,725	$271,932	$4,726,054	$5,000,001

See accompanying notes to financial statements

GS Acquisition Holdings Corp

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$5,030,748	$(1,276)	$(303,418)
Adjustments to reconcile net income to net cash used in operating activities:
Dividend earned on investments held in Trust Account	(4,883,137)	—	—
Change in operating assets and liabilities:
(Increase) in dividend receivable	(1,278,946)	—	—
(Increase) in prepaid expenses	(341,424)	—	—
(Increase) decrease in receivable from GS DC Sponsor I LLC	25,000	—	(25,000)
Increase in accounts payable	642,932	1,276	—
Increase in accrued tax payable	94,439	—	—
Professional fees paid by GS Sponsor LLC on behalf of the Company	—	—	303,418

Net cash provided by /(used in) operating activities	(710,388)	—	(25,000)

Cash flows from investing activities:
Proceeds deposited into Trust account	(690,000,000)	—	—

Net cash used in investing activities	(690,000,000)	—	—

Cash flows from financing activities:
Proceeds from sale of Class B common stock to GS Sponsor LLC	—	—	25,000
Proceeds from sale of Units in Public Offering	690,000,000	—	—
Proceeds from sale of Private Placement Warrants	15,800,000	—	—
Payment of underwriting discounts	(13,800,000)	—	—
Payment of offering costs	(454,068)	—	—
Proceeds from GS DC Sponsor I LLC promissory note	300,000	—	300,000
Repayment of GS DC Sponsor I LLC promissory note	(300,000)	—	(300,000)

Net cash provided by financing activities	691,545,932	—	25,000

Increase in cash	835,544	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$835,544	$—	$—

Supplemental disclosure of cash flow information:
Cash paid out of Trust Account during the year for income taxes	$1,245,000	$—	$—

Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$538,881	$—	$—
Deferred underwriting compensation	$24,150,000	$—	$—

See accompanying notes to financial statements

GS ACQUISITION HOLDINGS CORP

NOTES TO FINANCIAL STATEMENTS

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

All activity for the period from April 25, 2016 (“Inception”) through December 31, 2018 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below) (Note 4). The Company has selected December 31st as its fiscal year end.

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

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 7, 2018. On June 8, 2018, the underwriters exercised their option to purchase additional units in full. The closing of the underwriters’ option to purchase additional units occurred concurrently with the closing of the Public Offering on June 12, 2018. The Company intends to finance its Initial Business Combination with the net proceeds from the $690,000,000 Public Offering of Units (as defined below) (Note 3) and a $15,800,000 private placement of Private Placement Warrants (as defined below) (Note 4). Upon the closing of the Public Offering and a private placement (the “Private Placement”), $690,000,000 was placed in a U.S.-based trust account (the “Trust Account”) with Wilmington Trust, N.A. acting as trustee (discussed below).

The Trust Account

The proceeds held in the Trust Account are invested in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, initially $2,000,000 less offering expenses (not including underwriting commission) paid upon the closing of the Public Offering.

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

The balance in the Trust Account as of December 31, 3018 was $696,162,083, including $1,278,946 of accrued dividends.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public stockholders with the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets, after payment of deferred underwriting commissions, to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from EPS as the redemption value approximates fair value.

At December 31, 2018, the Company had outstanding warrants to purchase of up to 33,533,333 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At December 31, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of December 31, 2018, the Company held deposits of $835,544 at custodian bank and $694,883,137 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the GSAM Member. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820. Dividend income from money market funds is recognized on an accrual basis.

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

Accordingly, at December 31, 2018, 66,100,835 of the 69,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at their redemption value.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short term nature.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” The Company incurred offering costs in connection with its Public Offering of $992,949. These costs, together with the upfront underwriter discount and deferred discount, of $37,950,000 were charged to the shares of Class A common stock and warrants upon the closing of the Public Offering.

Income Taxes

The Company is taxed as a corporation for U.S. federal income tax purposes. As a corporation, for tax purposes, the Company is subject to U.S. federal and various state and local income taxes on its earnings. For the period from Inception through March 20, 2018, the Company is included with the Goldman Sachs Group Inc. and subsidiaries (the “Group Inc.”) in the consolidated corporate federal income tax return as well as consolidated/combined state and local tax returns. The Company computed its tax liability on a modified separate company basis and will settle such liability with the Group Inc. pursuant to a tax sharing arrangement.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of December 31, 2018, 2017 and 2016. The Company is subject to income tax examinations by major taxing authorities since Inception.

For the year ended December 31, 2018, the Company recorded income tax expense of $1,339,439, primarily related to dividend income earned on the Trust Account.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for emerging growth companies with fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company expects to adopt ASU 2016-18 on January 1, 2019, the first day of the Company’s first quarter for the year ending December 31, 2019. The Company is evaluating the new guidance and expects that this standard will have retrospective impact on the amount currently presented in investing activities.

Note 3—Public Offering

In the Public Offering, the Company sold 69,000,000 units at an offering price of $10.00 per unit (the “Units”). The Sponsor purchased an aggregate of 10,533,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement that closed simultaneously with the closing of the Public Offering.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $13,800,000, to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross proceeds (or $24,150,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Discount has been recorded as a deferred liability on the balance sheet at December 31, 2018 as management has deemed the consummation of an Initial Business Combination to be probable.

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

The Sponsor has purchased an aggregate of 10,533,333 private placement warrants at a price of $1.50 per whole warrant (approximately $15,800,000 in the aggregate) in the Private Placement that closed concurrently with the closing of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. Proceeds from the Private Placement were added to the proceeds from the Public Offering deposited in the Trust Account such that at the closing of the Public Offering, $690.0 million was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Administrative Support Agreement

The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. Upon the earlier of the completion of the Initial

Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2018, the Company incurred expenses of $67,668 under this agreement.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Founder Shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At December 31, 2018, there were 69,000,000 shares of Class A common stock issued and outstanding, of which 66,100,835 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 17,250,000 shares of Class B common stock issued and outstanding. As part of the Public Offering, the Company issued 23,000,000 warrants. The Company has determined that the warrants are accounted for separately from shares of Class A common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2018, there were no shares of preferred stock issued or outstanding.

Note 6—Selected Quarterly Financial Data (unaudited)

Following are the Company’s unaudited quarterly statements of operations for 2018 and 2017. The Company has prepared the quarterly data on a consistent basis with the audited financial statements included elsewhere in this Annual Report and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report. These quarterly operating results are not necessarily indicative of the Company’s operating results for any future period.

2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$788	$122,900	$252,407	$660,801
Net income (loss)	$(596)	$386,382	$2,296,093	$2,348,869
Basic and diluted earning (loss) available to Class A common stock	$—	$0.00	$0.03	$0.03
Basic and diluted earning (loss) available to Class B common stock	$(0.00)	$(0.00)	$0.03	$0.03

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$—	$—	$—	$1,276
Net income (loss)	$—	$—	$—	$(1,276)
Basic and diluted earning (loss) available to Class A common stock	$—	$—	$—	$—
Basic and diluted earning (loss) available to Class B common stock	$—	$—	$—	$(0.00)

Note 7— Subsequent Events

On March 11, 2019, GSAM Member provided the Company with a commitment pursuant to which GSAM Member agreed that, if funds are needed by the Company through June 12, 2020 to pay ordinary course expenses, the GSAM Member will provide the Company with liquidity of up to an aggregate of $2.0 million. The GSAM Member will not receive any additional interest in the Company in exchange for any such contribution and any liquidity provided under the commitment will be in the form of a contribution with respect to the Sponsor’s Founder Shares.

Other than the foregoing, management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no items which require adjustments or disclosure.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 11, 2019, GS Sponsor LLC, an affiliate of our Sponsor, provided us with the Sponsor Commitment pursuant to which GS Sponsor LLC agreed that, if funds are needed by us through June 12, 2020 to pay ordinary course expenses, GS Sponsor LLC will provide us with liquidity of up to an aggregate of $2.0 million. GS Sponsor LLC will not receive any additional interest in us in exchange for any such contribution and any liquidity provided under the Sponsor Commitment will be in the form of a contribution with respect to our Sponsor’s Founder Shares.

PART III.

Item 10.	Directors, Executive Officer and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
David M. Cote	66	Chief Executive Officer, President and Secretary, and Chairman of our Board of Directors
Raanan A. Agus	51	Director
James Albaugh	68	Director
Roger Fradin	65	Director
Steven Reinemund	70	Director

David M. Cote has been our Chief Executive Officer, President and Secretary, and Chairman of the Board of Directors since April 2018. Mr. Cote served as Chairman and Chief Executive Officer of Honeywell from July 2002 to March 2017. Most recently, Mr. Cote was non-Executive Chairman of the Board at Honeywell until April 23, 2018. He joined Honeywell as President and Chief Executive Officer in February 2002. Prior to joining Honeywell, he served as Chairman, President and Chief Executive Officer of TRW Inc., a provider of products and services for the aerospace, information systems and automotive markets, from August 2001 to February 2002. From February 2001 to July 2001, he served as TRW’s President and Chief Executive Officer and from November 1999 to January 2001 he served as its President and Chief Operating Officer. Mr. Cote was Senior Vice President of General Electric Company and President and Chief Executive Officer of GE Appliances from June 1996 to November 1999. Mr. Cote was a director of the Federal Reserve Bank of New York from March 2014 to March 2018. He previously served as a director of JPMorgan Chase & Co. from July 2007 to July 2013.

Raanan A. Agus has been one of our directors since April 2018. Mr. Agus joined Goldman Sachs in 1993 and served as a member of the Equities Arbitrage Department and Goldman Sachs Principal Strategies, running this latter group from 2004 through 2007. Since January 2008, he has co-headed the Goldman Sachs Investment Partners platform, which includes a global long/short hedge fund and direct private equity investing business. In addition, Mr. Agus oversees other direct alternative investing businesses within GSAM, including a credit alternatives platform composed of a large middle market lending business and a renewable power investing business, a real estate investing business and an energy and infrastructure investing business. Mr. Agus serves on the Investment Management Division Executive Committee. He was promoted to Managing Director in 1999 and Participating Managing Director in 2000. Mr. Agus earned an A.B. in economics from Princeton University, summa cum laude, Phi Beta Kappa in 1989 and a JD/MBA from Columbia University as a Stone Scholar and Beta Gamma Sigma member in 1993.

James Albaugh has served as a director since June 7, 2018. Mr. Albaugh was President and Chief Executive Officer of The Boeing Company’s (“Boeing”) Commercial Airplanes business unit from September 2009 through October 2012. Prior to holding that position, Mr. Albaugh was president and chief executive officer of Boeing’s Integrated Defense Systems business unit from July 2002 to September 2009. He joined Boeing in 1975 and held various other executive positions prior to July 2002, including President and Chief Executive of Space and Communications and President of Space Transportation. Mr. Albaugh was a member of Boeing’s Executive Council from 1998 through 2012. In addition, Mr. Albaugh was an advisor to Perella Weinberg Partners, a global advisory and asset management firm, from September 2016 until April 30, 2018, and has been an advisor to Industrial Development Funding, an asset management firm, since May 1, 2018. Previously, Mr. Albaugh was a senior advisor to The Blackstone Group L.P. from December 2012 until July 2016. Mr. Albaugh currently serves as a director of American Airlines Group Inc. (Nasdaq: AAL), Harris Corporation (NYSE: HRS) and Arconic Inc. (NYSE: ARNC). Mr. Albaugh served as a director of B/E Aerospace, Inc. from 2014 until its acquisition by Rockwell Collins, Inc. in April 2017, and as a director of TRW Automotive Holdings Corp. from 2006 until its acquisition by ZF Friedrichshafen AG in 2015.

Roger Fradin has served as a director since June 7, 2018. Mr. Fradin joined Honeywell in 2000 when Honeywell acquired Pittway Corporation. Mr. Fradin served as president and chief executive officer of Honeywell’s Automation and Control Solutions business from January 2004 to April 2014. Mr. Fradin served as vice chairman of Honeywell from April 2014 until his retirement in February 2017, and has served as an independent contractor to Honeywell since March 2018. Mr. Fradin is also an operating executive with The Carlyle Group and an advisor to Seal Rock Partners. Mr. Fradin received his M.B.A. and B.S. degrees from The Wharton School at the University of Pennsylvania, where he has also served as a member of the faculty. Mr. Fradin is currently a Director at MSC Industrial Direct Co., Inc. (Nasdaq: MSM), Pitney Bowes Inc. (NYSE: PBI), Harris Corporation (NYSE: HRS) and Signode Industrial Group.

Steven Reinemund has served as a director since June 7, 2018. Mr. Reinemund has served as Executive in Residence at Wake Forest University School of Business since June 2014. Mr. Reinemund previously served as Dean of Business at Wake Forest University from July 2008 until June 2014, an organization he joined after a 23-year career with PepsiCo, Inc. (“PepsiCo”). At PepsiCo Mr. Reinemund served as executive chairman from October 2006 to May 2007, and as chairman and CEO from May 2001 to October 2006. Prior to being CEO, he was PepsiCo’s president and chief operating officer from September 1999 to May 2001. Mr. Reinemund began his career with PepsiCo in 1984 at Pizza Hut, Inc. and held other positions until he became president and CEO of Frito-Lay’s North American snack division in 1992. He became chairman and CEO of Frito-Lay’s worldwide operations in 1996. Mr. Reinemund was a director of Johnson & Johnson from 2003 to 2008 and of American Express Company from 2007 to 2015. Mr. Reinemund currently serves as a director of Exxon Mobil Corporation (NYSE: XOM), Marriott International, Inc. (Nasdaq: MAR), Walmart Inc. (NYSE: WMT) and Chick-fil-A, Inc. He also serves on the Board of Trustees at Wake Forest University, the Board of Directors at USNA Foundation, and the Board of Governors at the Center for Creative Leadership. A graduate of the United States Naval Academy in 1970, Mr. Reinemund served five years as an officer in the United States Marine Corps, achieving the rank of Captain. He received an MBA from the University of Virginia, and has been awarded honorary doctorate degrees by Johnson and Wales University and Bryant University.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of five members. Holders of our Founder Shares have the right to elect all of our directors prior to consummation of our Initial Business Combination and holders of our public shares do not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Approval of our Initial Business Combination will require the affirmative vote of a majority of our board directors and a majority of our independent directors, initially.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Messrs. James Albaugh, Roger Fradin and Steven Reinemund. Mr. Steven Reinemund serves as the chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Steven Reinemund qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Messrs. James Albaugh, Roger Fradin and Steven Reinemund. Mr. James Albaugh serves as the chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Messrs. James Albaugh, Roger Fradin and Steven Reinemund. Mr. Roger Fradin serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our Initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our Class A common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018 there were no delinquent filers, with the exception that, on June 29, 2018, GSAM Holdings LLC filed an amendment to its Form 4 that was initially filed on June 12, 2018 to correct the number of shares sold from 29,500 to 29,700 and the corresponding weighted average price, and on June 13, 2018, GS DC Sponsor I LLC (together with GSAM Holdings LLC, GS DC Sponsor I LLC, Cote SPAC 1 LLC, GS Sponsor LLC and David Cote) filed an amendment to its Form 4 initially filed on June 7, 2018 to correct the number of shares of Class B common stock held from 14,895,000 to 17,145,000.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. A copy of our form of Code of Ethics is filed as an exhibit to this Annual Report. Copies of our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also available on our website. In addition, In addition, a copy of the Code of Ethics is provided without charge upon request to us in writing at 200 West Street, New York, New York 10282 or by telephone at (212) 902-1000.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described elsewhere in this Annual Report, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business – Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Specifically, Raanan A. Agus, one of our directors, is currently employed by or associated with Goldman Sachs and will not be independent of Goldman Sachs (although there is no assurance that Mr. Agus will remain associated with Goldman Sachs). As a result, Mr. Agus has, and in the future may have, additional fiduciary, contractual or other obligations or duties, in addition to his obligations and duties as members of our management team, including as a result of his association with Goldman Sachs, which could result in potential conflicts of interest. Additionally, all Goldman Sachs personnel are subject to firm-wide policies and procedures regarding confidential and proprietary information, information barriers, private investments, outside business activities and personal trading. Please see “Item 1. Business – Certain Potential Conflicts of Interest Relating to Goldman Sachs” for additional information regarding certain potential conflicts of interest relating to Goldman Sachs.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or Goldman Sachs, or policies applicable to Goldman Sachs, will materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, officers and directors may become involved with subsequent special purpose acquisition companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination within 24 months after the Closing Date. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities (including the activities or Goldman Sachs and other GS Accounts).

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Please see table below for a description of our management’s other affiliations.

•

Our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our Initial Business Combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our Initial Business Combination within 24 months after the closing of the Public Offering. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our Initial Business Combination within the prescribed time frame. If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our Initial Business Combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our Initial Business Combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Initial Business Combination. Since our Sponsor, officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

•

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•

Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity does not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there is no expectancy that any of our directors or officers offered any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
David M. Cote	Honeywell International Inc.	Diversified technology and manufacturing company	Former Chairman and Chief Executive Officer(1)
Raanan A. Agus	The Goldman Sachs Group, Inc.(2)	Global investment banking, securities and investment management firm	Participating Managing Director
James Albaugh	Industrial Development Funding	Asset management firm	Advisor
	American Airlines Group Inc.	Airline	Director
	Harris Corporation	Technology company, defense contractor and information technology services provider	Director
	Arconic Inc.	Lightweight metals engineering and manufacturing	Director

Roger Fradin	Honeywell International Inc.	Diversified technology and manufacturing company	Independent Contractor

	The Carlyle Group	Alternative asset management	Operating Executive

	Seal Rock Partners	Private Equity Firm	Advisor

Name of Individual	Entity Name	Entity’s Business	Affiliation
	MSC Industrial Direct Co., Inc.	Distributor of metalworking and maintenance, repair and operations products and services	Director

	Pitney Bowes Inc.	Technology company	Director

	Harris Corporation	Technology company, defense contractor and information technology services provider	Director

	Signode Industrial Group	Manufacturer of strap, stretch, and protective packaging consumables, tools and equipment	Director

Steven Reinemund	Exxon Mobil Corporation	Energy	Director

	Marriott International, Inc.	Operator, franchisor, and licensor of hotel, residential, and timeshare properties	Director

	Walmart Inc.	Retail	Director

(1)

David M. Cote is a party to a non-compete agreement with Honeywell. The non-compete agreement precludes Mr. Cote from, without the written consent of Honeywell, becoming employed by, performing services for, or otherwise becoming associated with (as an employee, officer, director, principal, agent, manager, partner, co-partner or consultant or any other individual or representative role) any competing business of Honeywell (or any business Mr. Cote knew Honeywell was considering for a potential acquisition prior to his departure) until 2023. No assurance can be given that Honeywell would provide any consent on terms satisfactory to us or at all. As a result, we may be precluded from pursuing an Initial Business Combination with certain businesses, which could limit our prospects for an Initial Business Combination and make us a less attractive buyer to certain target companies. In addition, if our Initial Business Combination does not cause Mr. Cote to violate the non-compete agreement, no assurance can be given that the combined company would not in the future engage in competitive activities which would cause Mr. Cote to be in breach of the non-compete agreement.

(2)	Includes The Goldman Sachs Group, Inc. and its affiliates.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Item 1. Business —Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or Goldman Sachs, or policies applicable to Goldman Sachs, will materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with Goldman Sachs, our Sponsor, officers or directors, nor are we prohibited from doing so with a business that is affiliated with any GS Account. In the event we seek to complete our Initial Business Combination with a business that is affiliated with Goldman Sachs, our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our Sponsor or any of its affiliates (including Goldman Sachs and other GS Accounts) may make additional investments in the company in connection with the Initial Business Combination through a specified future issuance or otherwise, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an Initial Business Combination.

In the event that we submit our Initial Business Combination to our public stockholders for a vote, our initial stockholders, officers and directors have agreed to vote any Founder Shares and any public shares held by them in favor of our Initial Business Combination, and our officers and directors have also agreed to vote public shares purchased by them (if any) in favor of our Initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on June 7, 2018, through the earlier of the completion of Initial Business Combination and our liquidation, we pay monthly recurring expenses of $10,000 to an affiliate of our Sponsor for office space, administrative and support services. Our Sponsor, executive officer, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our Initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of an Initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after an Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management team to remain with us after the consummation of an Initial Business Combination will be a determining factor in our decision to proceed with any potential Initial Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 11, 2019 with respect to our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 11, 2019.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Approximate Percentage of Class A Common Stock	Approximate Percentage of Class B Common Stock	Approximate Percentage of Common Stock(2)
GS DC Sponsor I LLC(3)	17,145,000	(4)	—	99.4%	19.9%
David M. Cote(3)	17,145,000	(4)	—	99.4%	19.9%
GS Sponsor LLC(3)(5)	17,145,000	(4)	—	99.4%	19.9%
Raanan A. Agus	—		—	—	*
James Albaugh	55,000	(6)	*	*	*
Roger Fradin	135,000	(7)	*	*	*
Steven Reinemund	135,000	(7)	*	*	*
Empyrean Capital Partners, LP(8)	3,500,000		5.1%	—	4.1%
Governors Lane LP(9)	3,870,100		5.6%	—	4.5%
All directors and executive officers as a group (five individuals)	17,470,000	(10)	*	100.0%	20.3%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 200 West Street, New York, New York 10282.
(2)

The calculations assume the number of Founder Shares held by such reporting person(s) are converted into shares of Class A common stock on a one-for-one basis and no other Founder Shares are then converted.

(3)

Each of Mr. David M. Cote and GS Sponsor LLC may be deemed to beneficially own the shares held by our Sponsor by virtue of their shared control over our Sponsor. Mr. Cote’s interest in our Sponsor is held by a limited liability company owned by trusts controlled by Mr. Cote. Each of Mr. David M. Cote and his controlled affiliates and GS Sponsor LLC disclaims beneficial ownership of the shares held by our Sponsor except to the extent of their respective pecuniary interest therein.

(4)

Interests shown consist solely of Founder Shares. Such shares will automatically convert into shares of Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

(5)

GS Sponsor LLC is a wholly owned subsidiary of GSAM Holdings LLC, which is a wholly owned subsidiary of The Goldman Sachs Group, Inc. Each of GSAM Holdings LLC and The Goldman Sachs Group, Inc. may be deemed to beneficially own the shares held by our Sponsor by virtue of their direct and indirect ownership, respectively, over GS Sponsor LLC. Each of GSAM Holdings LLC and The Goldman Sachs Group, Inc. disclaims beneficial ownership of any such shares except to the extent of their respective pecuniary interest therein.

(6)

Interests shown consist of 35,000 Founder Shares and 20,000 shares of Class A common stock. The Founder Shares will automatically convert into shares of Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

(7)

Interests shown consist of 35,000 Founder Shares and 100,000 shares of Class A common stock. The Founder Shares will automatically convert into shares of Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

(8)

According to Amendment No. 1 to the Schedule 13G filed on February 14, 2019, each of Empyrean Capital Partners, LP and Amos Meron share voting and dispositive power over the 3,500,000 shares of Class A common stock reported, with Empyrean Capital Overseas Master Fund, Ltd. sharing voting and dispositive power over 3,348,733 of such shares of Class A common stock, which are directly held by it, and P EMP Ltd. sharing voting and dispositive power over 151,267 of shares of Class A common stock, which are directly held by it. The business address for each of the stockholders is c/o Empyrean Capital Partners, LP, 10250 Constellation Blvd, Suite 2950, Los Angeles, CA 90067.

(9)

According to Amendment No. 1 to the Schedule 13G filed on February 14, 2019, Governors Lane LP, Governors Lane Fund General Partner LLC and Isaac Corre share voting and dispositive power over the 3,870,100 shares reported. The business address for Governors Lane LP is 510 Madison Avenue, 11th Floor, New York, NY 10022. The business address for each of the other stockholders is c/o Governors Lane LP, 510 Madison Avenue, 11th Floor, New York, New York 10022.

(10)

Interests shown consist of 17,250,000 Founder Shares and 220,000 shares of Class A common stock. The Founder Shares will automatically convert into shares of Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Our initial stockholders beneficially own approximately 20% of our issued and outstanding shares of common stock. Our initial stockholders have the right to elect all of our directors prior to our Initial Business Combination as a result of holding all of the Founder Shares. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In May 2016, our Sponsor purchased 2,875,000 shares of Founder Shares for an aggregate price of $25,000, or approximately $0.0087 per share. On May 17, 2018, we conducted a 1:6 stock split, resulting in the Sponsor holding 17,250,000 Founder Shares. The financial statements reflect the changes of the split retroactively for all periods prior to May 17, 2018. In May 2018, the Sponsor transferred 35,000 Founder Shares to each of our independent directors at their original purchase price. Our Sponsor and our 3 independent directors held, collectively, 17,250,000 Founders Shares. Our Sponsor may also contribute additional capital to us pursuant to the Sponsor Commitment with respect to its Founder Shares.

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain rights and transfer restrictions, as described in further detail below, and are automatically converted into shares of Class A common stock at the time of an Initial Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our amended and restated certification of incorporation.

The initial shareholders have agreed not to transfer, assign or sell any Founder Shares during the lock-up period.

Private Placement Warrants

In connection with the completion of our Public Offering, our Sponsor purchased an aggregate of 10,533,333 Private Placement Warrants, each exercisable to purchase one Class A common stock for $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating proceeds, before expenses, of $15,800,000. The Private Placement Warrants may not be redeemable by us so long as they are held by our Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. Our Sponsor has the option to exercise the Private Placement Warrants on a cashless basis.

If we do not complete an Initial Business Combination within 24 months from the Closing Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that we register under the Securities Act the Private Placement Warrants, the Class A common stock underlying the Private Placement Warrants, and the Class B common stock. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On April 9, 2018, our Sponsor loaned us $300,000 in unsecured promissory notes. The funds was used to pay a portion of the expenses related to the Public Offering. The note was non-interest bearing, unsecured and was paid to our Sponsor at the Closing Date.

Administrative Support Agreement

We entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2018, we incurred expenses of $67,668 under this agreement.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Messrs. James Albaugh, Roger Fradin and Steven Reinemund is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2018	For the Year ended December 31, 2017
Audit Fees(1)	$110,000	$—
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—

Total	$110,000	$—

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

4.4(1)	Warrant Agreement, dated June 7, 2018, among the Company, Computershare Trust Company, N.A., and Computershare Inc.

10.1(1)	Letter Agreement, dated June 7, 2018, among the Company, the Sponsor, the Company’s officers and directors and the other parties thereto.

10.2(1)	Investment Management Trust Agreement, dated June 7, 2018, between the Company and Wilmington Trust, N.A., as trustee.

10.3(1)	Registration Rights Agreement, dated June 7, 2018, among the Company, the Sponsor and certain other security holders named therein.

10.4(1)	Administrative Services Agreement, dated June 7, 2018, between the Company and Goldman Sachs Asset Management, L.P.

10.5(1)	Warrant Subscription Agreement, dated June 7, 2018, between the Company and the Sponsor.

10.6(1)	Indemnity Agreement, dated June 7, 2018, between the Company and David M. Cote.

10.7(1)	Indemnity Agreement, dated June 7, 2018, between the Company and Raanan A. Agus.

10.8(1)	Indemnity Agreement, dated June 7, 2018, between the Company and James Albaugh.

10.9(1)	Indemnity Agreement, dated June 7, 2018, between the Company and Roger Fradin.

10.10(1)	Indemnity Agreement, dated June 7, 2018, between the Company and Steven S. Reinemund.

10.11*	Commitment letter, dated March 11, 2019 from GS Sponsor LLC.

14.01*	Code of Ethics and Business Conduct of GS Acquisition Holdings Corp.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2018.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS ACQUISITION HOLDINGS CORP

Date: March 12, 2019	By:	/s/ David M. Cote
David M. Cote
Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David M. Cote
Name:	David M. Cote
Title:	Chief Executive Officer, President and Secretary, and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	March 12, 2019

/s/ Raanan A. Agus
Name:	Raanan A. Agus
Title:	Director
Date:	March 12, 2019

/s/ James Albaugh
Name:	James Albaugh
Title:	Director
Date:	March 12, 2019

/s/ Steven S. Reinemund
Name:	Steven S. Reinemund
Title:	Director
Date:	March 12, 2019

/s/ Roger Fradin
Name:	Roger Fradin
Title:	Director
Date:	March 12, 2019