Form 10-Q
period 2019-03-31
GS Acquisition Holdings Corp
filed 2019-05-08
CIK 1674101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one third of one redeemable warrant to purchase one share of Class A common stock	GSAH.U	New York Stock Exchange

Class A common stock, par value $0.0001 per share	GSAH	New York Stock Exchange

Redeemable warrants to purchase one share of Class A common stock	GSAH WS	New York Stock Exchange

As of May 8, 2019, there were 69,000,000 shares of the Company’s Class A common stock, par value $0.0001, and 17,250,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

GS ACQUISITION HOLDINGS CORP

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

GS Acquisition Holdings Corp

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$632,698	$835,544
Prepaid expenses	337,046	341,424

Total current assets	969,744	1,176,968
Cash and cash equivalents held in Trust Account	698,564,743	694,883,137
Accrued dividends receivable held in Trust Account	1,343,200	1,278,946

Total assets	$700,877,687	$697,339,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$771,777	$644,208
Accrued offering costs	538,881	538,881
Income tax payable	810,927	94,439

Total current liabilities	2,121,585	1,277,528
Deferred underwriting compensation	24,150,000	24,150,000

Total liabilities	26,271,585	25,427,528

Commitments and contingencies
Class A common stock subject to possible redemption; 66,012,711 and 66,100,835 shares, at redemption value at March 31, 2019 and December 31, 2018, respectively	669,606,098	666,911,522
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 2,987,289 and 2,899,165 shares issued and outstanding (excluding 66,012,711 and 66,100,835 shares subject to possible redemption), at March 31, 2019 and December 31, 2018, respectively	299	290
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 17,250,000 issued and outstanding	1,725	1,725
Additional paid-in capital	—	271,932
Retained earnings	4,997,980	4,726,054

Total stockholders’ equity	5,000,004	5,000,001

Total liabilities and stockholders’ equity	$700,877,687	$697,339,051

See accompanying notes to financial statements

GS Acquisition Holdings Corp

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenues	$—	$—
Dividend income	3,860,055	—
General and administrative expenses	(448,988)	(788)

Income (loss) before income tax (provision) benefit	3,411,067	(788)
Income tax (provision) benefit	(716,488)	192

Net Income/ (loss)	$2,694,579	$(596)

Weighted average shares outstanding of Class A common stock	69,000,000	—

Basic and diluted net income per share, Class A	$0.03	$—

Weighted average shares outstanding of Class B common stock	17,250,000	17,250,000

Basic and diluted net income per share, Class B	$0.03	$(0.00)

See accompanying notes to financial statements

GS Acquisition Holdings Corp

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Stockholders’ Equity
Balance, December 31, 2017	—	$—	17,250,000	$1,725	$326,693	$(304,694)	$23,724
Net income	—	—	—	—	—	(596)	(596)

Balance, March 31, 2018 (Unaudited)	—	$—	17,250,000	$1,725	$326,693	$(305,290)	$23,128

Balance, December 31, 2018	2,899,165	$290	17,250,000	$1,725	$271,932	$4,726,054	$5,000,001
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,153,163)	(2,422,653)	(3,575,816)
Change in Class A common stock subject to possible redemption	88,124	9	—	—	881,231		881,240
Net income	—	—	—	—	—	2,694,579	2,694,579

Balance, March 31, 2019 (Unaudited)	2,987,289	$299	17,250,000	$1,725	$—	$4,997,980	$5,000,004

GS Acquisition Holdings Corp

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,694,579	$(596)
Change in operating assets and liabilities:
Increase in dividend receivable	(64,254)	—
Decrease in prepaid expenses	4,378	—
Increase in deferred tax receivable	—	(192)
Increase in accounts payable	127,569	788
Increase in accrued tax payable	716,488	—

Net cash provided by operating activities	3,478,760	—

Increase / (Decrease) in cash and restricted cash and cash equivalents	3,478,760	—
Cash and restricted cash and cash equivalents at beginning of period	695,718,681	—

Cash and restricted cash and cash equivalents at end of period	$699,197,441	$—

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

All activity for the period from April 25, 2016 (inception) through March 31, 2019 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below) (Note 4). The Company has selected December 31st as its fiscal year end.

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

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on June 7, 2018. On June 8, 2018, the underwriters exercised their option to purchase additional units in full. The closing of the underwriters’ option to purchase additional units occurred concurrently with the closing of the Public Offering on June 12, 2018. The Company intends to finance its Initial Business Combination with the net proceeds from the $690,000,000 Public Offering of Units (as defined below) (Note 3) and a $15,800,000 private placement of Private Placement Warrants (as defined below) (Note 4). Upon the closing of the Public Offering and the Private Placement, $690,000,000 was placed in a U.S.-based trust account (the “Trust Account”), with Wilmington Trust, N.A. acting as trustee (discussed below).

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

The balance in the Trust Account as of March 31, 3019 was $699,907,943, including $1,343,200 of accrued dividends.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

At March 31, 2019, the Company had outstanding warrants to purchase of up to 33,533,333 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At March 31, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of March 31, 2019, the Company held deposits of $632,698 at custodian bank and $698,564,743 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the GSAM Member. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820. Dividend income from money market funds is recognized on an accrual basis.

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

Accordingly, at March 31, 2019, 66,012,711 of the 69,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at their redemption value.

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

Income Taxes

The Company is taxed as a corporation for U.S. federal income tax purposes. As a corporation, for tax purposes, the Company is subject to U.S. federal and various state and local income taxes on its earnings. For the period from April 25, 2016 (inception) through March 20, 2018, the Company was included with the Goldman Sachs Group Inc. and subsidiaries (the “Group Inc.”) in the consolidated corporate federal income tax return as well as consolidated/combined state and local tax returns. The Company computed its tax liability on a modified separate company basis and settled such liability with the Group Inc. pursuant to a tax sharing arrangement.

To the extent the Company generated tax benefits from losses during such time that it was consolidated with the Group Inc., the amounts were reimbursed by the Group Inc. pursuant to the tax sharing arrangement. The Company’s state and local tax liabilities were allocated to reflect its share of the consolidated/combined state and local income tax liability.

Following changes in ownership on March 21, 2018, the Company deconsolidated from the Group Inc. for tax purposes and the tax sharing arrangement with the Group Inc. was terminated. Beginning March 21, 2018, the Company files separate corporate federal and state and local income tax returns. To the extent the Company generated tax losses after it ceased being consolidated with the Group Inc., tax benefits from losses are accrued if it is more likely than not the losses may be carried forward and utilized against future expected profits.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of March 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of March 31, 2019 and December 31, 2018. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three months ended March 31, 2019, the Company recorded income tax expense of $716,488, primarily related to dividend income earned on the Trust Account.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. The Company adopted this guidance as of January 1, 2019. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on the Company’s Condensed Statement of Cash Flows.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $13,800,000, to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross proceeds (or $24,150,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Discount has been recorded as a deferred liability on the balance sheet at March 31, 2019 as management has deemed the consummation of an Initial Business Combination to be probable.

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

The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, and (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Related Party Sponsor Note

On April 9, 2018, the GSAM Member agreed to loan the Company an aggregate amount of up to $300,000 to be used to pay a portion of the expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and payable on the earlier of December 31, 2018 and the closing of the Public Offering. On April 9, 2018, the Company borrowed $300,000 under the Note. On June 12, 2018, the full $300,000 balance of the Note was repaid to an affiliate of the Sponsor.

Sponsor Commitment

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

Administrative Support Agreement

The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s

liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2019, the Company incurred expenses of $30,000 under this agreement.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Founder Shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At March 31, 2019, there were 69,000,000 shares of Class A common stock issued and outstanding, of which 2,987,289 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 17,250,000 shares of Class B common stock issued and outstanding. As part of the Public Offering, the Company issued 23,000,000 warrants. The Company has determined that the warrants are accounted for separately from shares of Class A common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019, there were no shares of preferred stock issued or outstanding.

Note 6—Subsequent Events

Management has performed an evaluation of subsequent events through May 8, 2019, the date of issuance of the unaudited condensed financial statements, noting no subsequent events which require adjustments or disclosure.

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

Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

At March 31, 2019, we had cash and cash equivalents of $632,698, current liabilities of $2,121,585 and deferred underwriting compensation of $24,150,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination with operating businesses, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business.

Results of Operations

For the three months ended March 31, 2019 and 2018, we had net income (loss) of $2,694,579 and $(596), respectively. Our income for the three months ended March 31, 2019, consists solely of dividends earned. Our business activities from inception to March 31, 2019 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

Liquidity and Capital Resources

Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to our sponsor, GS DC Sponsor I LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from an affiliate of the Sponsor, in the amount of $300,000. The Note was repaid upon the closing of the Public Offering.

On June 12, 2018, we closed the Public Offering of 69,000,000 units (the “Units”), including 9,000,000 Units issued pursuant to the exercise by the underwriters of their option to purchase additional units in full, at a price of $10.00 per Unit, generating proceeds to us of $690,000,000 before underwriting discounts and expenses. Simultaneously with the closing of the Public Offering, we closed the private placement of an aggregate of 10,533,333 warrants (the “Private Placement Warrants”), each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $15,800,000. On the Closing Date, we placed $690,000,000 of proceeds (including $24,150,000 of deferred underwriting discount) from the Public Offering and the Private Placement Warrants into a trust account (the “Trust Account”), with Wilmington Trust, N.A. acting as trustee, and held $2,000,000 (net of offering expenses, other than underwriting discounts, paid upon the consummation of the Public Offering) of such proceeds outside the Trust Account. Of the funds held outside the Trust Account, $300,000 was used to repay the Note, with the balance used or reserved for: offering and formation costs; legal, accounting, due diligence, travel and other expenses in connection with any business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE continued listing fees; office space, administrative and support services; a reserve for liquidation expenses; and working capital to cover miscellaneous expenses (including franchise taxes net of anticipated interest income).

At March 31, 2019 we had cash and cash equivalents held outside the Trust Account of $632,698 and a working capital deficit of $290,914, assuming income and franchise tax liabilities are paid out of the Trust Account. At March 31, 2019, funds held in money market funds registered under the Investment Company Act and compliant with Rule 2a-7. As of March 31, 2019, we held $690,000,000 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the Sponsor.

On March 11, 2019, GS Sponsor LLC, an affiliate of the Sponsor, provided us with the Sponsor Commitment pursuant to which GS Sponsor LLC agreed that, if funds are needed by us through June 12, 2020 to pay ordinary course expenses, GS Sponsor LLC will provide us with liquidity of up to an aggregate of $2.0 million. GS Sponsor LLC will not receive any additional interest in us in exchange for any such contribution and any liquidity provided under the Sponsor Commitment will be in the form of a contribution with respect to the Sponsor’s Founder Shares.

In addition, in order to fund additional working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, the Sponsor, an affiliate of the Sponsor or our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete our Initial Business Combination, we could repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by the Sponsor, an affiliate of the Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to our Initial Business Combination, we do not expect to seek loans from parties other than the Sponsor, an affiliate of the Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination (including from our affiliates or affiliates of the Sponsor).

In addition, income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements (within the meaning of Item 303 of Regulation S-K) as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements (within the meaning of Item 303 of Regulation S-K).

We have not entered into any off-balance sheet financing arrangements (within the meaning of Item 303 of Regulation S-K), established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At March 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 7, 2018, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2019, we incurred expenses of $30,000 for such services.

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

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

At March 31, 2019, we had outstanding warrants to purchase of up to 33,533,333 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At March 31, 2019, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

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

Accordingly, at March 31, 2019, 66,012,711 of the 69,000,000 shares of our Class A common stock were classified outside of permanent equity at their redemption value.

Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $992,949. These costs, together with the upfront underwriter discount and deferred discount of $37,950,000, were charged to the shares of our Class A common stock and warrants upon the closing of our Public Offering.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. We adopted this guidance as of January 1, 2019. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on our Condensed Statement of Cash Flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2019, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2018. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1(1)	Commitment letter, dated March 11, 2019 from GS Sponsor LLC.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2019.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Acquisition Holdings Corp
Date: May 8, 2019		/s/ David M. Cote
	Name:	David M. Cote
	Title:	Chief Executive Officer, President and Secretary, and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)