Form 10-Q
period 2019-09-30
GS Acquisition Holdings Corp
filed 2019-11-05
CIK 1674101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, there were 69,000,000 shares of the Company’s Class A common stock, par value $0.0001, and 17,250,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

GS ACQUISITION HOLDINGS CORP

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

GS Acquisition Holdings Corp

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$194,528	$835,544
Prepaid expenses	353,813	341,424

Total current assets	548,341	1,176,968
Cash and cash equivalents held in Trust Account	703,920,190	694,883,137
Accrued dividends receivable held in Trust Account	1,093,609	1,278,946

Total assets	$705,562,140	$697,339,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,234,290	$644,208
Accrued offering costs	—	538,881
Income tax payable	214	94,439

Total current liabilities	1,234,504	1,277,528
Deferred underwriting compensation	24,150,000	24,150,000

Total liabilities	25,384,504	25,427,528

Commitments and contingencies
Class A common stock subject to possible redemption; 66,079,922 and 66,100,835 shares, at redemption value at September 30, 2019 and December 31, 2018, respectively	675,177,635	666,911,522
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 2,920,078 and 2,899,165 shares issued and outstanding (excluding 66,079,922 and 66,100,835 shares subject to possible redemption), at September 30, 2019 and December 31, 2018, respectively	292	290
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 17,250,000 issued and outstanding	1,725	1,725
Additional paid-in capital	—	271,932
Retained earnings	4,997,984	4,726,054

Total stockholders’ equity	5,000,001	5,000,001

Total liabilities and stockholders’ equity	$705,562,140	$697,339,051

See accompanying notes to financial statements

GS Acquisition Holdings Corp

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Dividend income	3,539,155	3,155,923	11,311,397	3,769,609
General and administrative expenses	(850,575)	(252,407)	(1,733,276)	(376,095)

Income before income tax provision	2,688,580	2,903,516	9,578,121	3,393,514
Provision for income tax	(564,601)	(607,423)	(2,012,008)	(711,635)

Net Income	$2,123,979	$2,296,093	7,566,113	$2,681,879

Weighted average number of shares outstanding of Class A common stock:	69,000,000	69,000,000	69,000,000	69,000,000

Basic and diluted net income per share, Class A	$0.02	$0.03	$0.09	$0.03

Weighted average number of shares outstanding of Class B common stock:	17,250,000	17,250,000	17,250,000	17,250,000

Basic and diluted net income per share, Class B	$0.02	$0.03	$0.09	$0.03

See accompanying notes to financial statements

GS Acquisition Holdings Corp

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Stockholders’ Equity
Balance, December 31, 2017	—	$—	17,250,000	$1,725	$326,693	$(304,694)	$23,724
Class A common stock issued	69,000,000	6,900	—	—	689,993,100	—	690,000,000
Private Placement Warrants issued	—	—	—	—	15,800,000	—	15,800,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(38,942,949)	—	(38,942,949)
Change in Class A common stock subject to possible redemption	(66,095,174)	(6,610)	—	—	(664,556,042)	—	664,562,,652
Net income	—	—	—	—	—	2,681,879	2,681,879

Balance, September 30, 2018 (Unaudited)	2,904,826	$290	17,250,000	$1,725	$2,620,802	$2,377,185	$5,000,002

Balance, December 31, 2018	2,899,165	$290	17,250,000	$1,725	$271,932	$4,726,054	$5,000,001
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,181,060)	(7,294,183)	(8,475,243)
Change in Class A common stock subject to possible redemption	20,913	2	—	—	209,128	—	209,130
Proceeds from sponsor commitment	—	—	—	—	700,000	—	700,000
Net income	—	—	—	—	—	7,566,113	7,566,113

Balance, September 30, 2019 (Unaudited)	2,920,078	$292	17,250,000	$1,725	$—	$4,997,984	$5,000,001

See accompanying notes to financial statements

GS Acquisition Holdings Corp

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,566,113	$2,681,879
Change in operating assets and liabilities:
(Increase) decrease in dividend receivable	185,337	(1,072,455)
Decrease in receivable from GS DC Sponsor I LLC	—	25,000
Increase in prepaid expenses	(12,389)	(409,549)
Increase in accounts payable	590,082	199,635
Increase (decrease) in accrued tax payable	(94,225)	711,635
Decrease in deferred offering costs	(538,881)	—

Net cash provided by / (used in) operating activities	7,696,037	2,136,145

Cash flows from financing activities:
Proceeds from sponsor commitment	700,000	—
Proceeds from GS DC Sponsor I LLC promissory note	—	300,000
Repayment of GS DC Sponsor I LLC promissory note	—	(300,000)
Proceeds from sale of Class A common stock to public	—	690,000,000
Proceeds from sale of Private Placement Warrants	—	15,800,000
Payment of underwriting discounts	—	(13,800,000)
Payment of offering costs	—	(454,068)

Net cash provided by/ (used in) financing activities	700,000	691,545,932

Increase / (Decrease) in cash and restricted cash	8,396,037	693,682,077
Cash and restricted cash and cash equivalents, at beginning of period	695,718,681	—

Cash and restricted cash and cash equivalents, at end of period	$704,114,718	$693,682,077

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

All activity for the period from April 25, 2016 (inception) through September 30, 2019 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below) (Note 4). The Company has selected December 31st as its fiscal year end.

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

Going Concern

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination by June 12, 2020 (or such later date approved by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest but less taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The requirements above raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

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

The balance in the Trust Account as of September 30, 3019 was $705,013,799, including $1,093,609 of accrued dividends.

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest but less taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

At September 30, 2019, the Company had outstanding warrants to purchase of up to 33,533,317 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of September 30, 2019, the Company held deposits of $194,528 at custodian bank and $703,920,190 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the GSAM Member. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820. Dividend income from money market funds is recognized on an accrual basis.

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

Accordingly, at September 30, 2019, 66,079,922 of the 69,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at their redemption value.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of September 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of September 30, 2019 and December 31, 2018. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three and nine months ended September 30, 2019, the Company recorded income tax expense of $564,601 and $2,012,008, respectively, primarily related to dividend income earned on the Trust Account.

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

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, collectively, the “Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Warrants and only whole Warrants will trade. Each Warrant will become exercisable 30 days after the completion of the Initial Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $13,800,000, to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross proceeds (or $24,150,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Discount has been recorded as a deferred liability on the balance sheet at September 30, 2019 as management has deemed the consummation of an Initial Business Combination to be probable.

Note 4—Related Party Transactions

Founder Shares

In May 2016, the GSAM Member purchased 2,875,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.0087 per share. On May 17, 2018, the Company conducted a 1:6 stock split, resulting in the Sponsor holding 17,250,000 Founder Shares. The financial statements reflect the changes of the split retroactively for all periods prior to May 17, 2018. In May 2018, the Sponsor transferred 35,000 Founder Shares to each of the Company’s independent director nominees at their original purchase price. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that only holders of the Founder Shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination; the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to anti-dilution adjustments, at any time. None of the Founder Shares were subject to forfeiture by the Sponsor since the underwriters’ option to purchase additional units was fully exercised. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering.

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

Sponsor Commitment

On March 11, 2019, the GSAM Member provided the Company with a commitment pursuant to which the GSAM Member agreed that, if funds are needed by the Company through June 12, 2020 to pay ordinary course expenses, the GSAM Member will provide the Company with liquidity of up to an aggregate of $2.0 million. The GSAM Member will not receive any additional interest in the Company in exchange for any such contribution and any liquidity provided under the commitment will be in the form of a contribution with respect to the Sponsor’s Founder Shares. As of September 30, 2019, the Company has received $700,000 from the GSAM Member pursuant to this commitment.

Administrative Support Agreement

The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2019, the Company incurred expenses of $30,000 and $90,000, respectively, under this agreement.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Founder Shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At September 30, 2019, there were 69,000,000 shares of Class A common stock issued and outstanding, of which 2,920,078 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 17,250,000 shares of Class B common stock issued and outstanding. As part of the Public Offering, the Company issued 23,000,000 warrants. The Company has determined that the warrants are accounted for separately from shares of Class A common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019, there were no shares of preferred stock issued or outstanding.

Note 6—Subsequent Events

Management has performed an evaluation of subsequent events through November 5, 2019, the date of issuance of the unaudited condensed financial statements, noting no subsequent events which require adjustments or disclosure.

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

At September 30, 2019, we had cash and cash equivalents of $194,528, current liabilities of $1,234,504 and deferred underwriting compensation of $24,150,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination with operating businesses, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business.

Going Concern

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination by June 12, 2020 (or such later date approved by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest but less taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The requirements above raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

For the nine months ended September 30, 2019 and 2018, we had net income of $7,566,113 and $2,681,879, respectively. Our income for the nine months ended September 30, 2019, consists solely of dividends earned. Our business activities from inception to September 30, 2019 consisted primarily of our formation and completing our Public Offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

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

At September 30, 2019 we had cash and cash equivalents held outside the Trust Account of $194,528 and a working capital deficit of $604,436, assuming income and franchise tax liabilities are paid out of the Trust Account. At September 30, 2019, funds held in money market funds registered under the Investment Company Act and compliant with Rule 2a-7. As of September 30, 2019, we held $690,000,000 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the Sponsor.

On March 11, 2019, GS Sponsor LLC, an affiliate of the Sponsor, provided us with a commitment (the “Sponsor Commitment”) pursuant to which GS Sponsor LLC agreed that, if funds are needed by us through June 12, 2020 to pay ordinary course expenses, GS Sponsor LLC will provide us with liquidity of up to an aggregate of $2.0 million. GS Sponsor LLC will not receive any additional interest in us in exchange for any such contribution and any liquidity provided under the Sponsor Commitment will be in the form of a contribution with respect to the Sponsor’s Founder Shares. As of September 30, 2019, we have received $700,000 from GS Sponsor LLC pursuant to the Sponsor Commitment.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements (within the meaning of Item 303 of Regulation S-K) as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements (within the meaning of Item 303 of Regulation S-K).

We have not entered into any off-balance sheet financing arrangements (within the meaning of Item 303 of Regulation S-K), established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At September 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 7, 2018, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2019, we incurred expenses of $30,000 and $90,000, respectively, for such services.

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

At September 30, 2019, we had outstanding warrants to purchase of up to 33,533,317 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At September 30, 2019, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

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

Accordingly, at September 30, 2019, 66,079,922 of the 69,000,000 shares of our Class A common stock were classified outside of permanent equity at their redemption value.

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

As of September 30, 2019, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

GS Acquisition Holdings Corp

Date: November 5, 2019		/s/ David M. Cote
	Name:	David M. Cote
	Title:	Chief Executive Officer, President and Secretary, and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)