Form 10-K
period 2019-12-31
Vertiv Holdings Co
filed 2020-03-12
CIK 1674101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

To

Commission File No. 001-38518

Vertiv Holdings Co

(Exact name of registrant as specified in its charter)

Delaware	81-2376902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1050 Dearborn Drive	43085
Columbus, Ohio	(Zip Code)
(Address of Principal Executive Offices)

(614) 888-0246

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-third of one redeemable warrant to purchase one share of Class A common stock	VERT.U	New York Stock Exchange
Class A common stock, $0.0001 par value per share	VRT	New York Stock Exchange
Redeemable warrants to purchase Class A common stock	VRT WS	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

At June 30, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $697.4 million.

As of March 9, 2020, there were 328,411,705 shares of the our Class A common stock, par value $0.0001, issued and outstanding.

GS ACQUISITION HOLDINGS CORP

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

i

Explanatory Note

Vertiv Holdings Co, formerly known as GS Acquisition Holdings Corp, was originally incorporated in Delaware on April 25, 2016 as a special purpose acquisition company formed for the purpose of effecting  a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 12, 2018, GSAH (as defined below) consummated its initial public offering (the “IPO”), following which its securities began trading on the New York Stock Exchange (the “NYSE”).

On February 7, 2020 (the “Closing Date”), Vertiv Holdings Co consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of December 10, 2019 (the “Merger Agreement”), by and among GSAH, Vertiv Holdings, LLC, a Delaware limited liability company (“Vertiv Holdings”), VPE Holdings, LLC, a Delaware limited liability company (the “Vertiv Stockholder”), Crew Merger Sub I LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GSAH (“First Merger Sub”), and Crew Merger Sub II LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GSAH (“Second Merger Sub”). As contemplated by the Merger Agreement, (1) First Merger Sub merged with and into Vertiv Holdings, with Vertiv Holdings continuing as the surviving entity (the “First Merger”) and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Vertiv Holdings merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity and renamed “Vertiv Holdings, LLC” (the “Second Merger” and, collectively with the First Merger and the other transactions contemplated by the Merger Agreement, the “Business Combination”).

In connection with the Business Combination, GS Acquisition Holdings Corp changed its name to Vertiv Holdings Co and changed the trading symbols for its units, each unit representing one share of Class A common stock and one-third of one redeemable warrant to acquire one share of Class A common stock, that were issued in the IPO (less the number of units that have been separated into the underlying shares of Class A common stock (the “public shares”) and underlying warrants (the “public warrants”) upon the request of the holder thereof) (the “units”), Class A common stock and public warrants on the NYSE from “GSAH.U,” “GSAH” and “GSAH WS,” and to “VERT.U,” “VRT” and “VRT WS,” respectively. As a result of the Business Combination, Vertiv Holdings Co became the owner, directly or indirectly, of all of the assets of Vertiv and its subsidiaries, and the Vertiv Stockholder holds a portion of the Company’s Class A common stock.

Unless the context otherwise indicates or requires, references to (1) “the Company,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries following the Business Combination; (2) “GSAH” refer to GS Acquisition Holdings Corp prior to the Business Combination; and (3) “Vertiv” refer to Vertiv Holdings, LLC and its subsidiaries prior to the Business Combination. This Annual Report on Form 10-K principally describes the business and operations of the Company following the Business Combination, other than the financial statements and related Management Discussion and Analysis which describe the  business, financial condition, results of operations, liquidity and capital resources of GSAH prior to the Business Combination. Substantially concurrently with the filing of this Annual Report on Form 10-K, we will be filing Amendment No. 2 to our Current Report on Form 8-K, initially filed on February 7, 2020, which will include the audited consolidated financial statements of Vertiv Holdings, LLC for the year ended December 31, 2019 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Interested parties should refer to our Current Report on Form 8-K for more information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, capital structure, dividends, indebtedness, business strategy and plans and objectives of management for future operations, including as they relate to the anticipated effects of the Business Combination (as defined herein). These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, including as they relate to the Business Combination, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the benefits of the Business Combination; (2) the future financial performance of the Company following the Business Combination; (3) the ability to maintain the listing of the Company’s securities on the New York Stock Exchange; (4) the risk that the Business Combination disrupts current plans and operations of the Company; (5) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; (6) costs related to the Business Combination; (7) the outcome of any legal proceedings that may be instituted against the Company or any of its directors or officers, following the Business Combination; (8) the failure to realize anticipated pro forma results; (9) factors relating to the business, operations and financial performance of the Company and its subsidiaries, including: global economic weakness and uncertainty; risks relating to the continued growth of the Company’s customers’ markets; failure to meet or anticipate technology changes; the unpredictability of the Company’s future operational results; disruption of the Company’s customers’ orders or the Company’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to properly manage the Company’s supply chain or difficulties with third-party manufacturers; competition in the infrastructure technologies industry; failure to realize the expected benefit from any rationalization and improvement efforts; disruption of, or changes in, the Company’s independent sales representatives, distributors and original equipment manufacturers; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from the Company’s backlog of orders and contracts; changes to tax law; ongoing tax audits; risks associated with future legislation and regulation of the Company’s customers’ markets both in the United States and abroad; costs or liabilities associated with product liability; the Company’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of the Company’s insurance coverage; a failure to benefit from future acquisitions; failure to realize the value of goodwill and intangible assets; the global scope of the Company’s operations; risks associated with the Company’s sales and operations in emerging markets; exposure to fluctuations in foreign currency exchange rates; the Company’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against us; the Company’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters; risks associated with the recent coronavirus outbreak; risks associated with the Company’s limited history of operating as an independent company; and potential net losses in future periods; and (10) other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K or any earlier date specified for such statements . The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

PART I.

Item 1.	Business

Who We Are

We are a global leader in the design, manufacturing and servicing of critical digital infrastructure technology that powers, cools, deploys, secures and maintains electronics that process, store and transmit data. We provide this technology to data centers, communication networks and commercial & industrial environments worldwide.

We aim to help create a world where critical technologies always work, and where we empower the vital applications of the digital world.

Our Business

We have a suite of comprehensive offerings, innovative solutions and a leading service organization that supports a diversified group of customers, which we deliver from engineering, manufacturing, sales and service locations in more than 45 countries across the Americas, Asia Pacific and Europe, the Middle East and Africa (“EMEA”). We provide the hardware, software and services to facilitate an increasingly interconnected marketplace of digital systems where large amounts of indispensable data need to be transmitted, analyzed, processed and stored. Whether this growing quantity of data is managed centrally in hyperscale/cloud locations, distributed at the so-called “edge” of the network, processed in an enterprise location or managed via a hybrid platform, the underpinnings and operations of all those locations rely on our critical digital infrastructure and services.

We have a broad range of offerings, which include power management products, thermal management products, integrated rack systems, modular solutions, and management systems for monitoring and controlling digital infrastructure. These comprehensive offerings are integral to the technologies used for a number of services, including e-commerce, online banking, file sharing, video on-demand, energy storage, wireless communications, Internet of Things (“IoT”) and online gaming. In addition, through our global services network, we provide lifecycle management services, predictive analytics and professional services for deploying, maintaining and optimizing these products and their related systems.

Our primary customers are businesses across three main end markets: (1) data centers (including hyperscale/cloud, colocation, enterprise and edge), (2) communication networks and (3) commercial and industrial environments. Within these areas we serve a diverse array of industries, including social media, financial services, healthcare, transportation, retail, education and government. We approach these industries and end users through our global network of direct sales professionals, independent sales representatives, channel partners and original equipment manufacturers. Many of our installations are completed in collaboration with our customers and we work with them from the initial planning phase through delivery and servicing of the completed solution. This depth of interaction supports key customer relationships, sometimes spanning multiple decades. Our most prominent brands include Liebert, NetSure, Geist and Avocent.

Our business is organized into three segments according to our main geographic regions—the Americas, Asia Pacific and EMEA—and we manage and report our results of operations across these three business segments. For the year ended December 31, 2019, Vertiv’s revenue was $4,431.2 million, of which 50% was transacted in the Americas; 29% was transacted in Asia Pacific; and 21% was transacted in EMEA as compared with our revenue for the year ended December 31, 2018 of $4,285.6 million.

Our Customers

Our primary customers are businesses across three main end markets: (1) data centers (including hyperscale/cloud, colocation, enterprise and edge), (2) communication networks and (3) commercial and industrial environments.

Data Centers: The primary purpose of a data center is to process, store and distribute data. There are a host of different sizes and types of data centers, but primarily they can be broken down into the following classifications:

•	Cloud/Hyperscale: These facilities are massive in scale and are primarily used to support off-premise cloud applications. This portion of the industry is growing rapidly. Examples of companies in this space include Microsoft Azure, Amazon Web Services, and Google Cloud.

•	Colocation: These facilities range in size and offer users a location where they can place their information technology (“I.T.”) equipment, while the building and critical digital infrastructure is owned by the colocation company. This portion of the industry is growing rapidly. Examples of companies in this space include Digital Realty and Equinix.

•	Enterprise: This classification refers to the “Fortune 1000” type businesses that have their own on-premises data centers. Examples of companies in this space include Goldman Sachs, J.P. Morgan, Walmart and Cleveland Clinic. We have found that the growth of the enterprise market, based on data centers and square footage, has generally been flat for the past three years.

•	Edge: These types of data centers are at the infancy stage of their development and will be utilized by all of the aforementioned categories in the future. These locations are decentralized by nature and located closer to where the data is being demanded (i.e., towards the edge of the network). This market is small today, but the opportunities for growth in this space are expected to increase as the proliferation of connected devices and data storage needs continue to grow in the future.

Communication Networks: This space is comprised of wireline, wireless and broadband companies. These companies create content and are ultimately responsible for distributing voice, video and data to businesses and consumers. They deliver this data through an intricate network of wireline and wireless mediums. Additionally, some of these companies’ locations act as data centers where the data is delivered and also processed and stored. This sector has a generally low single-digit growth profile.

Commercial/Industrial: This space is comprised of those applications that are tied to a company’s critical systems. Examples include transportation, manufacturing, oil and gas, etc. These applications are growing in their need for intelligent infrastructure and may be regulated or need to pass some level of compliance. The growth in this area generally tracks Growth Domestic Product.

Our Offerings

We design, manufacture and service critical digital infrastructure technology for data centers, communication networks and commercial/industrial environments. Our principal offerings include:

•	Critical infrastructure & solutions

We identify delivery of products as performance obligations within the critical infrastructure & solutions offering. Such products include AC and DC power management, thermal management, modular hyperscale type data center sites, as well as hardware for managing I.T. equipment.

•	I.T. and edge infrastructure

Performance obligations within I.T. and edge infrastructure include the delivery of racks, rack power, rack power distribution, rack thermal systems, and configurable integrated solutions.

•	Services & software solutions

Services include preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and critical digital infrastructure software.

Sales and Marketing

Due to the global nature of our customers, we go to market through multiple channels to ensure that we map our coverage to align with our customers’ buying organization. Our primary selling method is direct sales. To accomplish this, we have over 2,300 sales people located around the world. Additionally, we utilize a robust network of channel partners in the form of distributors, I.T. resellers, value-added retailers and original equipment manufacturers. This network helps extend our reach to all corners of the world in which we operate.

Backlog

Vertiv’s estimated combined order backlog was approximately $1,401.2 million and $1,502.0 million as of December 31, 2019 and 2018, respectively. The backlog consists of product and service orders for which a customer purchase order or purchase commitment has been received and which have not yet been delivered. Orders may be subject to cancellation or rescheduling by the customer. The following table shows estimated backlog by business segment at December 31, 2019 and 2018, respectively.

	As of December 31,
(Dollars in millions)	2019	2018
Americas	$701.8	$806.8
Asia Pacific	297.3	281.3
EMEA	402.1	413.9
Total Backlog	$1,401.2	$1,502.0

The vast majority of the combined backlog as of December 31, 2019 is considered firm and is expected to be shipped within one year. We do not believe that Vertiv’s backlog estimates as of any date are necessarily indicative of our revenues for any future period. Backlog estimates are subject to a number of risks. See “Item 1A. Risk factors—Risks relating to Our Business—We may not realize all of the sales expected from our backlog of orders and contracts.”

Due to the variability of shipments under large contracts, customers’ seasonal installation considerations and variations in product mix and in profitability of individual orders, we can experience significant quarterly fluctuations in revenue and operating income. These fluctuations are expected to continue in the future. Consequently, it may be more meaningful to focus on annual rather than interim results.

Research and Development

We are committed to outpacing our competitors and being first to market with new product developments and improvements. In 2019, Vertiv spent $198.3 million on Research and Development (“R&D”). We use our R&D budget to focus on fostering new product innovation and engineering. We have global product leaders supported by global product lines and engineering organizations to ensure that we continue to be ahead of market trends by leveraging our regional input. These global groups are also supported by in-region product and engineering teams who are responsible for understanding and adapting our offerings to local market and customer requirements. These teams work closely with our sales and service network which allows us to receive and act upon customer feedback to continuously improve our offerings.

Competition

We encounter competition from a variety of areas; however the majority of our competitors are targeted within a specific offering or a specific geographic location. Competition in our markets is primarily on the basis of reliability, quality, price, service and customer relationships. Across our three markets, we encounter two principal types of competitors: niche players and global competitors. We believe we differentiate ourselves through our ability to service customers in each phase of the product lifecycle, our large customer network which allows us to address the local and regional needs of our customer base, our ability to apply our understanding of trends, technologies and the implementation of our offerings to our customers’ utilization of technology and our integration with third party software which allows us to customize solutions according to a particular customer’s needs.

Facilities, Operations and Supply Chain

Being able to serve our customers both on a global and regional level is important, thus that is how we have built our manufacturing footprint. We have significant manufacturing facilities in North and South America, Asia Pacific and EMEA. This well-diversified global network of facilities allows for cost, delivery and inventory optimization. Our manufacturing facilities are supported by regional engineering and configuration centers where, if our customers desire, we can tailor our products to the local market and to our customer’s requirements.

We have established a robust supply chain that is complementary to our manufacturing footprint. In addition to providing high quality service to our customers, this strategy avoids a significant dependence on a particular supplier or region.

Employees

As of December 31, 2019, Vertiv had over 19,800 employees operating globally. Management believes that our employee relations are generally favorable. We are headquartered in Columbus, Ohio. As of December 31, 2019, GSAH had one officer.

Intellectual Property

Our ability to create, obtain and protect intellectual property is important to the success of our business and our ability to compete. We create IP in our operations globally, and we work to protect and enforce our IP rights. We consider our trademarks valuable assets, including well-known marks such as Vertiv, Geist, Liebert, Energy Labs, NetSure, Avocent and Chloride.

In addition, we integrate licensed third party technology and IP into certain aspects of our products. Although certain third party proprietary IP rights are important to our success, we do not believe we are materially dependent on any particular third party patent of license or group.

As of December 31, 2019 Vertiv had approximately 2,600 patents and approximately 500 pending, published or allowed patent applications, and approximately 1,700 registered trademarks and approximately 200 pending trademark applications.

Raw Materials

We obtain raw materials and supplies from a variety of sources and generally from more than one supplier. We believe our sources and supplies of raw materials are adequate for our needs.

Environmental, Health and Safety

We are subject to a broad range of foreign and domestic environmental, health and safety laws, regulations and requirements, including those relating to the discharge of regulated materials into the environment, the generation and handling of hazardous substances and wastes, human health and safety and the content, composition and takeback of our products. We maintain an environmental, health and safety compliance program, including policies and standards, dedicated staff, and periodic auditing and training. We also have a program for complying with the European Union Restriction on the Use of Certain Hazardous Substances and Waste Electrical and Electronic Equipment Directives, the China Restriction of Hazardous Substances law, the European Union Registration, Evaluation, Authorization and Restriction of Chemicals regulation, and similar requirements.

At sites which we own, lease or operate, or have previously owned, leased or operated, or where we have disposed or arranged for the disposal of hazardous materials, we are currently liable for contamination, and could in the future be liable for additional contamination. We have projects under way at certain current and former manufacturing facilities to investigate and remediate environmental contamination. Compliance with laws regulating contamination and the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on our capital expenditures, earnings or competitive position.

Business Combination

GSAH was incorporated on April 25, 2016 as a Delaware corporation under the name “GS Acquisition Holdings Corp” and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 12, 2018, GSAH closed its IPO of 69,000,000 units, including 9,000,000 units issued pursuant to the exercise by the underwriters of their option to purchase additional units in full, at a price of $10.00 per unit, generating proceeds to GSAH of $690,000,000 before underwriting discounts and expenses.  Simultaneously with the closing of the IPO, GSAH closed the private placement of an aggregate of 10,533,333 warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “private placement warrants” and, together with the public warrants, the “warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company (our “Sponsor”), at a price of $1.50 per private placement warrant, generating proceeds of $15,800,000.

On the Closing Date, Vertiv Holdings Co (formerly known as GS Acquisition Holdings Corp), consummated the Business Combination pursuant to that certain Merger Agreement, by and among GSAH, Vertiv Holdings, the Vertiv Stockholder, the First Merger Sub and the Second Merger Sub. As contemplated by the Merger Agreement, (1) First Merger Sub merged with and into Vertiv Holdings, with Vertiv Holdings continuing as the surviving entity and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Vertiv Holdings merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity and renamed “Vertiv Holdings, LLC.” As a result of the consummation of the Business Combination, (a) the Company directly owns all of the equity interests of Vertiv Holdings, LLC and indirectly owns the equity interests of its subsidiaries and (b) the Vertiv Stockholder, the sole equity owner of Vertiv Holdings prior to the Business Combination, holds 118,261,955 shares of our Class A common stock as of March 9, 2020. In connection with the Business Combination, the registrant changed its name from GS Acquisition Holdings Corp to “Vertiv Holdings Co”.

On February 6, 2020, GSAH’s stockholders, at a special meeting of GSAH, approved and adopted the Merger Agreement, and approved the Business Combination proposal and the other related proposals presented in the definitive proxy statement filed with the SEC on January 17, 2020 (the “Proxy Statement”).

The aggregate merger consideration paid by GSAH in connection with the consummation of the Business Combination was approximately $1.5 billion (the “Merger Consideration”). The Merger Consideration was paid in a combination of cash and stock. The amount of cash consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was $341.6 million. The remainder of the consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was stock consideration (“Stock Consideration”), consisting of 118,261,955 newly-issued shares of our Class A common stock (the “Stock Consideration Shares”), which shares were valued at $10.00 per share for purposes of determining the aggregate number of shares of our Class A common stock payable to the Vertiv Stockholder as part of the Merger Consideration. In addition, the Vertiv Stockholder is entitled to receive additional future cash consideration with respect to the Business Combination in the form of amounts payable under the Tax Receivable Agreement, dated as of the Closing Date, by and between the Company and the Vertiv Stockholder (the “Tax Receivable Agreement”).

Concurrently with the execution of the Merger Agreement, GSAH entered into subscription agreements (the “Subscription Agreements”) with Atlanta Sons LLC (the “Cote PIPE Investor”), a Delaware limited liability company and an affiliate of David M. Cote, GSAH Investors Emp LP (the “GS ESC PIPE Investor”), a Delaware limited partnership and an affiliate of The Goldman Sachs Group, Inc., a Delaware corporation (NYSE: GS) and its affiliates (“Goldman Sachs”), and certain other “accredited investors” (as defined in Rule 501 under the Securities Act), and their permitted transferees (collectively with the Cote PIPE Investor and the GS ESC PIPE Investor, the “PIPE Investors”), including certain executive officers of Vertiv (the “Subscribing Vertiv Executives”), pursuant to which the PIPE Investors collectively subscribed for 123,900,000 shares of our Class A common stock (the “PIPE Shares”) for an aggregate purchase price equal to $1,239,000,000. The private placement pursuant to which the PIPE Investors purchased the PIPE Shares (the “PIPE Investment”) was consummated in connection with the consummation of the Business Combination. Each of GS Sponsor LLC, a Delaware limited liability company and an affiliate of Goldman Sachs (the “GS Sponsor Member”),  Cote SPAC 1 LLC, a Delaware limited liability company managed by David M. Cote (the “Cote Sponsor Member” and, together with the GS Sponsor Member, the “Sponsor Members”), and Mr. James Albaugh, Mr. Roger Fradin and Mr. Steven S. Reinemund, GSAH’s independent directors prior to the Business Combination (such individuals collectively with the Sponsor Members, the “Initial Stockholders”) agreed to waive the anti-dilution adjustments provided for in GSAH’s amended and restated certificate of incorporation, dated June 7, 2018 (“GSAH’s Certificate of Incorporation”), which were applicable to GSAH’s shares of Class B common stock prior to the Business Combination. As a result of such waiver, the 17,250,000 shares of GSAH’s Class B common stock automatically converted into shares of our Class A common stock on a one-for-one basis upon the consummation of the Business Combination (such shares prior to and after such conversion, the “founder shares”).

On the Closing Date, in connection with the Business Combination, we entered into certain related agreements including the Tax Receivable Agreement, the Amended and Restated Registration Rights Agreement and the Stockholders Agreement (each of which is described below under “—Related Agreements.”

Related Agreements

Amended and Restated Registration Rights Agreement

On the Closing Date, we entered into the Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”), with the Initial Stockholders, the Vertiv Stockholder, the GS ESC PIPE Investor, the Cote PIPE Investor and certain other PIPE Investors (collectively, with each other person who has executed and delivered a joinder thereto, the “RRA Parties”), pursuant to which the RRA Parties are entitled to registration rights in respect of certain shares of the Company’s Class A common stock and certain other equity securities of the Company that are held by the RRA Parties from time to time.

The Amended and Restated Registration Rights Agreement provides that the Company will as soon as practicable but no later than the later of (i) 45 calendar days following the consummation of the Business Combination and (ii) 90 calendar days following the Company’s most recent fiscal year end, file with the SEC a shelf registration statement pursuant to Rule 415 under the Securities Act registering the resale of certain shares of the Company’s Class A common stock and certain other equity securities of the Company held by the RRA Parties and will use its commercially reasonably efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (x) the 90th calendar day following the filing date if the SEC notifies the Company that it will “review” such shelf registration statement and (y) the 10th business day after the date the Company is notified in writing by the SEC that such shelf registration statement will not be “reviewed” or will not be subject to further review.

Each of the GS Sponsor Member, the Cote Sponsor Member and the Vertiv Stockholder is entitled to make up to two demand registrations in any 12 month period in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds, applicable lock-up restrictions and certain other conditions. In addition, the RRA Parties have certain “piggy-back” registration rights. The Amended and Restated Registration Rights Agreement includes customary indemnification and confidentiality provisions. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Amended and Restated Registration Rights Agreement.

Stockholders Agreement

On the Closing Date, the Company, the GS Sponsor Member, the Cote Sponsor Member and the Vertiv Stockholder entered into the Stockholders Agreement (the “Stockholders Agreement”). The Stockholders Agreement provides that the Vertiv Stockholder may not transfer its Stock Consideration Shares until August 5, 2020, subject to exceptions allowing for certain transfers to related parties and transfers in connection with extraordinary transactions by the Company.

Pursuant to the Stockholders Agreement, the Vertiv Stockholder has the right to nominate up to four directors to our Board of Directors, subject to its ownership percentage of the total outstanding shares of Class A common stock. If the Vertiv Stockholder holds: (i) 30% or greater of the outstanding Class A common stock, it will have the right to nominate four directors (two of which must be independent); (ii) less than 30% but greater than or equal to 20% of the outstanding Class A common stock, it will have the right to nominate three directors (one of which must be independent); (iii) less than 20% but greater than or equal to 10% of the outstanding Class A common stock, it will have the right to nominate two directors; (iv) less than 10% but greater than or equal to 5% of the outstanding Class A common stock, it will have the right to nominate one director; and (iv) less than 5% of the outstanding Class A common stock, it will not have the right to nominate any directors. As long as the Vertiv Stockholder has the right to nominate at least one director, the Vertiv Stockholder shall have certain rights to appoint its nominees to committees of the Board of Directors and the Company shall take certain actions to ensure the number of directors serving on the Board of Directors does not exceed nine. In addition, the Stockholders Agreement provides that so long as the Company has any Executive Chairman or Chief Executive Officer as a named executive officer, the Company shall take certain actions to include such Executive Chairman or Chief Executive Officer on the slate of nominees recommended by the Board of Directors for election. The Stockholders Agreement also provides that, for so long as the Vertiv Stockholder holds at least 5% of our outstanding Class A common stock, the Vertiv Stockholder will have the right to designate an observer to attend meetings of the Board, subject to certain limitations.

Tax Receivable Agreement

On the Closing Date, the Company entered into the Tax Receivable Agreement, which generally provides for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings in U.S. federal, state, local and certain foreign taxes, that we actually realize (or are deemed to realize) in periods after the closing of the Business Combination as a result of (i) increases in the tax basis of certain intangible assets of Vertiv resulting from certain pre-Business Combination acquisitions, (ii) certain U.S. federal income tax credits for increasing research activities (so-called “R&D credits”) and (iii) tax deductions in respect of certain Business Combination expenses. We expect to retain the benefit of the remaining 35% of these cash tax savings.

For purposes of the Tax Receivable Agreement, the applicable tax savings will generally be computed by comparing our actual tax liability for a given taxable year to the amount of such taxes that we would have been required to pay in such taxable year without the tax basis in the certain intangible assets, the U.S. federal income tax R&D credits and the tax deductions for certain Business Combination expenses described above. Except as described below, the term of the Tax Receivable Agreement will continue for twelve taxable years following the closing of the Business Combination. However, the payments described in (i) and (ii) above will generally be deferred until the close of our third taxable year following the closing of the Business Combination. The payments described in (iii) above will generally be deferred until the close of our fourth taxable year following the closing of the Business Combination and then payable ratably over the following three taxable year period regardless of whether we actually realize such tax benefits. Payments under the Tax Receivable Agreement are not conditioned on the Vertiv Stockholder’s continued ownership of our stock.

Under certain circumstances (including a material breach of our obligations, certain actions or transactions constituting a change of control, a divestiture of certain assets, upon the end of the term of the Tax Receivable Agreement or, after three years, at our option), payments under the Tax Receivable Agreement will be accelerated and become immediately due in a lump sum. In such case, the payments due upon acceleration would be based on the present value of our anticipated future tax savings using certain valuation assumptions, including that we will generate sufficient taxable income to fully utilize the applicable tax assets and attributes covered under the Tax Receivable Agreement (or, in the case of a divestiture of certain assets, the applicable tax attributes relating to such assets). Consequently, it is possible in these circumstances that the actual cash tax savings realized by us may be significantly less than the corresponding Tax Receivable Agreement payments we are required to make at the time of acceleration. Furthermore, the acceleration of our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. Additionally, the obligation to make payments under the Tax Receivable Agreement, including the acceleration of our obligation to make payments in the event of a change of control, could make us a less attractive target for a future acquisition.

While the timing of any payments under the Tax Receivable Agreement will vary depending upon the amount and timing of our taxable income, we expect that the payments that we will be required to make under the Tax Receivable Agreement could be substantial. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and such tax reporting positions are subject to challenge by taxing authorities. Payments made under the Tax Receivable Agreement will not be returned upon a successful challenge by a taxing authority to our reporting positions, although such excess payments made to the Vertiv Stockholder may be netted against payments otherwise to be made to the Vertiv Stockholder after our determination of such excess. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us.

Subscription Agreements

Pursuant to the Subscription Agreements, the PIPE Investors purchased an aggregate of 123,900,000 shares of the Class A common stock in a private placement for a price of $10.00 per share for an aggregate purchase price of approximately $1,239,000,000.

The shares of Class A common stock issued in connection with the Subscription Agreements (the “PIPE Shares”) were not registered under the Securities Act, and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The Subscription Agreements for the PIPE Investors (other than (1) the PIPE Investors who are RRA Parties, whose registration rights are governed by the Amended and Restated Registration Rights Agreement, and (2) Subscribing Vertiv Executives) (the “Non-Sponsor PIPE Investors”) provide for certain registration rights. In particular, the Company is required to, as soon as practicable but no later than, (i) 45 calendar days following the closing date of the Business Combination and (ii) 90 calendar days following the Company’s most recent fiscal year end, file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of such shares, and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 90th calendar day following the actual filing date if the SEC notifies the Company that it will “review” such registration statement and (ii) the 10th business day after the date the Company is notified in writing by the SEC that such registration statement will not be “reviewed” or will not be subject to further review. Such registration statement is required to be kept effective for at least two years after effectiveness or until the shares thereunder have been sold by the Non-Sponsor PIPE Investors. In addition, the Non-Sponsor PIPE Investors that purchase shares for an aggregate purchase price in excess of $100,000,000 also will be entitled to make up to two demands in the aggregate for traditional underwritten registrations, plus up to two demands in the aggregate for block trades, in any 12 month period immediately following the closing date of the Business Combination, in each case subject to certain thresholds, and will have certain “piggy-back” registration rights.

Recent Developments

To further its objective to explore future financing options to optimize its capital structure, on January 31, 2020, Vertiv commenced a process to (i) amend and extend that certain Revolving Credit Agreement, by and among¸ inter alia, Vertiv Intermediate Holding II Corporation (“Vertiv Group Intermediate”), Vertiv Group Corporation (“Vertiv Group”), as lead borrower, certain direct and indirect subsidiaries of Vertiv Group, as co-borrowers thereunder, various financial institutions from time to time party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (as amended, amended and restated, modified or supplemented from time to time, the “Prior Asset-Based Revolving Credit Facility”) and (ii) refinance (a) the indebtedness represented by that certain Term Loan Credit Agreement, by and among, inter alia, Vertiv Group Intermediate, Vertiv Group, as borrower, various financial institutions from time to time party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (as amended, amended and restated, modified or supplemented from time to time, the “Prior Term Loan Facility”), (b) Vertiv Intermediate Holding Corporation’s (“Vertiv Holdco”) $500.0 million of 12.00%/13.00% Senior PIK Toggle Notes due 2022 (the “2022 Senior Notes”), (c) Vertiv Group’s $750.0 million of 9.250% Senior Notes due 2024 (the “2024 Senior Notes”) and (d) Vertiv Group’s $120.0 million of 10.00% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes” and, together with the 2022 Senior Notes and 2024 Senior Notes, the “Prior Notes”). In connection with the refinancing process, on January 31, 2020, Vertiv called each of the Prior Notes for conditional redemption on March 2, 2020, in accordance with the respective indentures governing the Prior Notes. In addition, a total of $500,000 principal amount of 2024 Senior Notes were tendered in the change of control offer made in connection with the Business Combination and were repurchased on February 7, 2020.

On the Closing Date and prior to the completion of the refinancing, Vertiv used a portion of the proceeds from the Business Combination, including the PIPE Investment, to repay $176 million of the outstanding indebtedness under the Prior Asset-Based Revolving Credit Facility and approximately $1.29 billion of the outstanding indebtedness under the Prior Term Loan Facility.

On March 2, 2020, we completed the refinancing by entering into (i) Amendment No. 5 to the Prior-Asset Based Revolving Credit Agreement, by and among, inter alia, Vertiv Group Intermediate, Vertiv Group, as lead borrower, certain direct and indirect subsidiaries of Vertiv Group, as co-borrowers and guarantors thereunder, various financial institutions from time to time party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Amendment” and, the Prior Asset-Based Revolving Credit Facility as amended by the Amendment, the “Asset-Based Revolving Credit Facility”), which Amendment extended the maturity of, and made certain other modifications to, the Prior Asset-Based Revolving Credit Facility and (ii) a new Term Loan Credit Agreement, by and among, inter alia, Vertiv Group Intermediate, Vertiv Group, as borrower, various financial institutions from time to time party thereto, and Citibank, N.A., as administrative agent (the “Term Loan Facility” and, together with the Asset-Based Revolving Credit Facility, the “Senior Secured Credit Facilities”), with the borrowings thereunder used to repay or redeem, as applicable, in full the Prior Term Loan Facility and the Prior Notes. The refinancing transactions reduce our debt service requirements going forward and extend the maturity profile of our indebtedness.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. We currently anticipate losing our “emerging growth company” status at 2020 year end. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Corporate Information

We were incorporated on April 25, 2016 as a Delaware corporation under the name “GS Acquisition Holdings Corp” and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On February 7, 2020, in connection with the consummation of the Business Combination, we changed our name to “Vertiv Holdings Co.” Our principal executive offices are located at 1050 Dearborn Drive, Columbus, Ohio, 43085, and our telephone number is (614) 888-0246. Our website is www.vertiv.com.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”).  We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at www.vertiv.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, including press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. Our references to website URLs are intended to be inactive textual references only. The information found on, or that can be accessed from or that is hyperlinked to, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains some of our trademarks, service marks and trade names, including, among others, Vertiv, Liebert, Chloride, NetSure, Geist, Energy Labs, Trellis, Alber, HVM and Avocent. Each one of these trademarks, service marks or trade names is either (1) our registered trademark, (2) a trademark for which we have a pending application, or (3) a trade name or service mark for which we claim common law rights. All other trademarks, trade names or service marks of any other company appearing in this Annual Report on Form 10-K belong to their respective owners. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are presented without the TM, SM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our respective rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

Item 1A.	Risk Factors

An investment in our securities involves risks and uncertainties. You should carefully consider the following risks as well as the other information included in this Annual Report on Form 10-K, including “Cautionary Statement About Regarding Forward-Looking Statements,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K, before investing in our securities. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us. Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Vertiv Holdings Co and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of Vertiv prior to the consummation of the Business Combination.

Risks Related to Our Business

Economic weakness and uncertainty could adversely impact our business, results of operations and financial condition.

Worldwide economic conditions impact demand for our offerings, and economic weakness and uncertainty in global, regional or local areas may result in decreased orders, revenue, gross margin and earnings. For example, our business has been impacted from time to time in the past by macroeconomic weakness in the United States and various regions outside of the United States. Any such economic weakness and uncertainty may result in:

•	capital spending constraints for customers and, as a result, reduced demand for our offerings;

•	increased price competition for our offerings;

•	excess and obsolete inventories;

•	supply constraints if the number of suppliers decreases due to financial hardship;

•	restricted access to capital markets and financing, resulting in delayed or missed payments to us and additional bad debt expense;

•	excess facilities and manufacturing capacity;

•	higher overhead costs as a percentage of revenue and higher interest expense;

•	loss of orders, including as a result of corruption, the risk of which is increased by a weak economic climate;

•	significant declines in the value of foreign currencies relative to the U.S. dollar, impacting our revenues and results of operations;

•	financial difficulty for our customers; and

•	increased difficulty in forecasting business activity for us, customers, the sales channel and vendors.

We rely on the continued growth of our customers’ networks, in particular data center and communication networks, and any decreases in demand in these networks could lead to a decrease in our offerings.

A substantial portion of our business depends on the continued growth of our customers’ data centers and communication networks. If these networks do not continue to grow, whether as a result of changes in the economy, capital spending, building capacity in excess of demand, delays in receiving required permits and approvals, or otherwise overall demand could decrease for our offerings, which would have an adverse effect on our business, results of operations and financial condition.

If we fail to anticipate technology shifts, market needs and opportunities, and fail to develop appropriate products, product enhancements and services in a timely manner to meet those changes, we may not be able to compete effectively against our global competitors and, as a result, our ability to generate revenues will suffer.

We believe that our future success will depend in part upon our ability to anticipate technology shifts and to enhance and develop new products and services that meet or anticipate such technology changes. Any such developments will require continued investment in engineering, capital equipment, marketing, customer service and technical support. For example, we will need to anticipate potential market shifts to alternative power architectures, cooling technologies and energy storage that could diminish the demand for our existing offerings or affect our margins.

Also, our primary global competitors are sophisticated companies with significant resources that may develop superior products and services or may adapt more quickly to new technologies and technology shifts, industry changes or evolving customer requirements. If we fail to anticipate technology changes, shifting market needs or keep pace with our competitors’ products, or if we fail to develop and introduce new products or enhancements in a timely manner, we may lose customers and experience decreased or delayed market acceptance and sales of present and future products and our ability to generate revenues will suffer.

The long sales cycles for certain of our products and solutions offerings, as well as unpredictable placing or canceling of customer orders, particularly large orders, may cause our revenues and operating results to vary significantly from quarter-to-quarter, which could make our future operational results less predictable.

A customer’s decision to purchase certain of our products or solutions, particularly products new to the market or long-term end-to-end solutions, may involve a lengthy contracting, design and qualification process. In particular, customers deciding on the design and implementation of large deployments may have lengthy and unpredictable procurement processes that may delay or impact expected future orders. As a result, the order booking and sales recognition process may be uncertain and unpredictable, with some customers placing large orders with short lead times on little advance notice and others requiring lengthy, open-ended processes that may change depending on global or regional economic weakness. This may cause our revenues and operating results to vary unexpectedly from quarter-to-quarter, making our future operational results less predictable.

Any disruption or any consolidation of our customers’ markets could result in declines in the sales volume and prices of our products.

The disruption of our customers’ markets could occur due to a number of factors, including government policy changes, industry consolidations or the shifting of market size and power among customers. Such consolidations or other disruptions may result in certain parties gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. Such changes could impact spending as customers evolve their strategies or integrate acquired operations. For example, if fewer customers exist due to consolidation, the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants. Any reduction in customer spending on technological development as a result of these and other factors could have an adverse effect on our business, results of operations and financial condition. See also “—Future legislation and regulation, both in the United States and abroad, governing the Internet services, other related communications services and information technologies could disrupt our customers’ markets resulting in declines in sales volume and prices of our products and otherwise have an adverse effect on our business operations.”

Large companies, such as communication network and hyperscale/cloud and colocation data center providers, often require more favorable terms and conditions in our contracts with such companies that could result in downward pricing pressures on our business.

Large companies, such as communication network and hyperscale/cloud and colocation data center providers, comprise a portion of our customer base and generally have greater purchasing power than smaller entities. Accordingly, these customers often require more favorable terms and conditions in contracts from suppliers including us. Consolidation among such large customers can further increase their buying power and ability to require onerous terms. See “—Any disruption or any consolidation of our customers’ markets could result in declines in the sales volume and prices of our products.” In addition, these customers may impose substantial penalties for any product or service failures caused by us. As we seek to sell more products to such customers, we may be required to agree to such terms and conditions more frequently, which may include terms that affect the timing of our cash flows and ability to recognize revenue, and could have an adverse effect on our business, results of operations and financial condition.

We derive a portion of our revenue from contracts with governmental customers. Such customers and their respective agencies are subject to increased pressures to reduce expenses. Contracts with governmental customers may also contain additional or more onerous terms and conditions that are not common among commercial customers. In addition, as a result of our contracts with governmental customers, we are at risk of being subject to audits, investigations, sanctions and penalties by such governments, which could result in various civil and criminal penalties, administrative sanctions, and fines and suspensions.

We derive a portion of our revenue from contracts with governmental customers, including the U.S., state and local governments. There is increased pressure on such governmental customers and their respective agencies to reduce spending and some of our contracts at the state and local levels are subject to government funding authorizations. These factors combine to potentially limit the revenue we derive from government contracts.

Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. Such contracts are also subject to various laws and regulations that apply to doing business with governments. The laws relating to government contracts differ from other commercial contracting laws and our government contracts may contain pricing and other terms and conditions that are less favorable to the Company than those in commercial contracts.

We have, and we intend to continue pursuing, long-term, fixed-price contracts (including long-term, turnkey projects). Our failure to mitigate certain risks associated with our long-term, fixed-price contracts (including long-term, turnkey projects) may result in excess costs and penalties.

We have, and we intend to continue pursuing, long-term, fixed-price contracts (including long-term, turnkey projects). These contracts and projects have a duration greater than twelve months. Such contracts and projects involve substantial risks, which may result in excess costs and penalties, and include but are not limited to:

•	unanticipated technical problems with equipment, requiring us to incur added expenses to remedy such problems;

•	changes in costs or shortages of components, materials, labor or construction equipment;

•	difficulties in obtaining required governmental permits or approvals;

•	project modifications and changes to the scope of work resulting in unanticipated costs;

•	delays caused by local weather or other conditions beyond our control;

•	changes in regulations, permits or government policy;

•	the failure of suppliers, subcontractors or consortium partners to perform; and

•	penalties, if we cannot complete all or portions of the project within contracted time limits and performance levels.

Our failure to mitigate these risks may result in excess costs and penalties and may have an adverse effect on our results of operations and financial condition.

System security risks could disrupt our operations, and any such disruption could reduce our revenue, increase our expenses, damage our reputation and adversely impact our performance.

We rely on our information systems and the information systems of a variety of third parties for processing customer orders, shipping products, billing our customers, tracking inventory, supporting finance and accounting functions, financial statement preparation, payroll services, benefit administration and other general aspects of our business. Our information systems or those of our third-party providers may be vulnerable to attack or breach. Any such attack or breach could compromise such information systems, resulting in fraud, ransom attack or theft of proprietary or sensitive information which could be accessed, publicly disclosed, misused, stolen or lost. This could impede our sales, manufacturing, distribution or other critical functions and the financial costs we could incur to eliminate or alleviate these security risks could be significant and may be difficult to anticipate or measure. Moreover, such a breach could cause reputational and financial harm and subject us to liability to our customers, suppliers, business partners or any affected individual.

In addition, the products we produce or elements of such products that we procure from third parties may contain defects or weaknesses in design, architecture or manufacture, which could lead to system security vulnerabilities in our products and compromise the network security of our customers. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our products or services, the market perception of the effectiveness of our products or services could be harmed.

Implementations of new information systems and enhancements to our current systems may be costly and disruptive to our operations.

We recently commenced the implementation of new information systems, including enhancement to our enterprise resource plan, human capital management, and product lifecycle management systems. The implementation of new information systems and enhancements to current systems may be costly and disruptive to our operations. Any problems, disruptions, delays or other issues in the design and implementation of these systems or enhancements could adversely impact our ability to process customer orders, ship products, provide service and support to our customers, bill and collect in a timely manner from our customers, fulfill contractual obligations, accurately record and transfer information, recognize revenue, file securities, governance and compliance reports in a timely manner or otherwise run our business. If we are unable to successfully design and implement these new systems, enhancements and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, results of operations and financial condition could be negatively impacted.

Failure to properly manage our supply chain and inventory could result in higher costs of production and delays in fulfilling customer orders, excess or obsolete materials or components, labor disruptions or shortages and delays in production.

Our operations, particularly our manufacturing and service operations, depend on our ability to accurately anticipate both our needs, including raw materials, components, products and services, from third-party suppliers, and such suppliers’ ability to timely deliver the quantities and quality required at reasonable prices. We have a large number of providers to support our global operations and breadth of offerings. In addition, certain of our suppliers are also competitors with us in one or more parts of our business and those suppliers may decide to discontinue business with us. Other supply chain risks that we could face include, but are not limited to, the following:

•	Volatility in the supply or price of raw materials. Our products rely on a variety of raw materials and components, including steel, copper and aluminum and electronic components. We may experience a shortage of, or a delay in receiving, such materials or components as a result of strong demand, supplier capacity constraints or other operational disruptions, restrictions on use of materials or components subject to our governance and compliance requirements, disputes with suppliers or problems in transitioning to new suppliers. Moreover, prices for some of these materials and components have historically been volatile and unpredictable, and such volatility is expected to continue. Ongoing supply issues may require us to reengineer some offerings, which could result in further costs and delays. If we are unable to secure necessary supplies at reasonable prices or acceptable quality, we may be unable to manufacture products, fulfill service orders or otherwise operate our business. We may also be unable to offset unexpected increases in material and component costs with our own price increases without suffering reduced volumes, revenues or operating income.

•	Contractual terms. As a result of long-term price or purchase commitments in contracts with our suppliers, we may be obligated to purchase materials, components or services at prices higher than those available in the current market, which may put us at a disadvantage to competitors who have access to components or services at lower prices, impact our gross margin, and, if these issues impact demand, may result in additional charges for inventory obsolescence. In addition, to secure the supply of certain materials and components on favorable terms, we may make strategic purchases of materials and components in advance or enter into non-cancelable commitments. If we fail to anticipate demand properly, we may have an oversupply which could result in excess or obsolete materials or components.

•	Contingent workers. In some locations, we rely on third-party suppliers for the provision of contingent workers, and our failure to manage such workers effectively could adversely impact our results of operations. We may in the future be exposed to various legal claims relating to the status of contingent workers. We may also be subject to labor shortages, oversupply, or fixed contractual terms relating to the contingent workforce, and our ability to manage the size of, and costs for, such contingent workforce may be further constrained by local laws or future changes to such laws. In addition, our customers may impose obligations on us with regard to our workforce and working conditions.

•	Single-source suppliers. We obtain certain materials or components from single-source suppliers due to technology, availability, price, quality or other considerations. Replacing a single-source supplier could delay production of some products because replacement suppliers, if available, may be subject to capacity constraints or other output limitations.

Any of these risks could have an adverse effect on our results of operations and financial condition.

In addition, our operations depend upon disciplined inventory management, as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Excess or obsolete inventory, including that procured pursuant to an inaccurate customer forecast, would result in a write-off of such inventory, causing an increase in costs of goods sold and a decline in our gross margins.

The areas in which we provide our offerings are highly competitive, and we experience competitive pressures from numerous and varied competitors.

We encounter competition from numerous and varied competitors in all areas of our business on a global and regional basis, and our competitors have targeted, and are expected to continue targeting, our primary areas of operation. We compete with such competitors primarily on the basis of reliability, quality, price, service and customer relationships. A significant element of our competitive strategy is focused on delivering high-quality products and solutions at the best relative global cost. If our products, services, and cost structure do not enable us to compete successfully based on any of those criteria, we may experience a decline in product sales and a corresponding loss of customers due to their selection of a competitor.

Our competitors, any of which could introduce new technologies or business models that disrupt significant portions of our markets and cause our customers to move a material portion of their business away from us to such competitors, include:

•	Large-scale, global competitors with broad, sometimes larger, product portfolios and service offerings. These competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to our products and services that compete against their products and services. Competitors within this category include Schneider Electric, S.E. and Eaton Corporation Plc, each of which have a large, global presence and compete directly in the markets in which we operate. Industry consolidation may also impact the competitive landscape by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate.

•	Offering-specific competitors with products and services that compete globally but with a limited set of product offerings. These competitors may be able to focus more closely on a segment of the market and be able to apply targeted financial, technical and marketing resources in ways that we cannot, potentially leading to stronger brand recognition and more competitive pricing.

•	Regional or country-level competitors that compete with us in a limited geographic area.

We may not realize the expected benefits from any rationalization and improvement efforts that we have taken or may take in the future.

We are continuously evaluating, considering and implementing possible rationalization and realignment initiatives to reduce our overall cost base and improve efficiency. There can be no assurance that we will fully realize the benefits of such efforts that we have taken or will take in the future within the expected time frame, or at all, and we may incur additional and/or unexpected costs to realize them. Further, we may not be able to sustain any achieved benefits in the future. In addition, these actions and potential future efforts could yield other unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity, and unexpected employee attrition, including the inability to attract or retain key personnel. If we fail to achieve the expected benefits of any rationalization or realignment initiatives and improvement efforts, or if other unforeseen events occur in connection with such efforts, our business, results of operations and financial condition could be negatively impacted.

Disruption of, or consolidation or changes in, the markets or operating models of our independent sales representatives, distributors and original equipment manufacturers could have a material adverse effect on our results of operations.

We rely, in part, on independent sales representatives, distributors and original equipment manufacturers for the distribution of our products and services, some of whom operate on an exclusive basis. If these third parties’ financial condition or operations weaken, including as a result of a shift away from the go-to-market operating model they currently follow, and they are unable to successfully market and sell our products, our revenue and gross margins could be adversely affected. In addition, if there are disruptions or consolidation in their markets, such parties may be able to improve their negotiating position and renegotiate historical terms and agreements for the distribution of our products or terminate relationships with us in favor of our competitors. Changes in the negotiating position of such third parties in future periods could have an adverse effect on our results of operations.

If we are unable to obtain performance and other guarantees from financial institutions, we may be prevented from bidding on, or obtaining, certain contracts, or our costs with respect to such contracts could be higher.

In accordance with industry practice for large data center construction opportunities, we are required to provide guarantees, including bid-bonds, advance payment and performance guarantees for our performance and project completion dates. Some customers require these guarantees to be issued by a financial institution, and historic global financial conditions have in the past, and may in the future, make it more difficult and expensive to obtain these guarantees. If, in the future, we cannot obtain such guarantees on commercially reasonable terms or at all, we could be prevented from bidding on, or obtaining, such large construction contracts, or our costs for such contracts could be higher and, in either case, could have an adverse effect on our business, results of operations and financial condition.

We may not realize all of the sales expected from our backlog of orders and contracts.

Our backlog consists of the value of product and service orders for which we have received a customer purchase order or purchase commitment and which have not yet been delivered. As of December 31, 2019 and December 31, 2018, Vertiv’s estimated combined order backlog was approximately $1,401.2 million and $1,502.0 million, respectively. The vast majority of Vertiv’s combined backlog is considered firm and expected to be delivered within one year. Our customers have the right in some circumstances, usually with penalties or termination consequences, to reduce or defer firm orders in backlog. If customers terminate, reduce or defer firm orders, whether due to fluctuations in their business needs or purchasing budgets or other reasons, our sales will be adversely affected and we may not realize the revenue we expect to generate from our backlog or, if realized, may not result in profitable revenue. More generally, we do not believe that our backlog estimates as of any date are indicative of revenues for any future period.

Our global operations and entity structure result in a complex tax structure where we are subject to income and other taxes in the United States and numerous foreign jurisdictions. Unanticipated changes in our tax provisions, variability of our quarterly and annual effective tax rate, the adoption of new tax legislation or exposure to additional tax liabilities could impact our financial performance.

Our global operations and entity structure result in a complex tax structure where we are subject to income and other taxes in the United States and numerous foreign jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates or other regulatory actions regarding taxes, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly impact our effective income tax rate in the future. Our effective tax rate in any given financial reporting period may be materially impacted by mix and level of earnings or losses by jurisdiction as well as the discrete recognition of taxable events and exposures.

Future legislation and regulation, both in the United States and abroad, governing the Internet services, other related communications services and information technologies could disrupt our customers’ markets resulting in declines in sales volume and prices of our products and otherwise have an adverse effect on our business operations.

Various laws and governmental regulations, both in the United States and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, in the United States regulations governing aspects of fixed broadband networks and wireless networks may change as a result of proposals regarding net neutrality and government regulation of the Internet, which could impact our communication networks customers. There may also be forthcoming regulation in the United States in the areas of cybersecurity, data privacy and data security, any of which could impact us and our customers. Similarly, data privacy regulations outside of the United States continue to evolve. Future legislation could impose additional costs on our business, disrupt our customers’ markets or require us to make changes in our operations which could adversely affect our operations.

Any failure of our offerings could subject us to substantial liability, including product liability claims, which could damage our reputation or the reputation of one or more of our brands.

The offerings that we provide are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third parties. Defects could expose us to product warranty claims, including substantial expense for the recall and repair or replacement of a product or component, and product liability claims, including liability for personal injury or property damage. We are not generally able to limit or exclude liability for personal injury or property damage to third parties under the laws of most jurisdictions in which we do business and, in the event of such incident, we could spend significant time, resources and money to resolve any such claim. We may be required to pay for losses or injuries purportedly caused by the design, manufacture, installation or operation of our products or by solutions performed by us or third parties.

An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, delays in customer payments or refusals by our customers to make such payments, increased inventory costs, product reengineering expenses and our customers’ inability to operate their enterprises. Such defects could also negatively impact customer satisfaction and sentiment, generate adverse publicity, reduce future sales opportunities and damage our reputation or the reputation of one or more of our brands. Any of these outcomes could have an adverse effect on our results of operations and financial condition.

In order to successfully operate as an independent public company and implement our business plans, we must identify, attract, develop, train, motivate and retain key employees, and failure to do so could seriously harm us.

In order to successfully operate as an independent public company and implement our business plans, we must identify, attract, develop, motivate, train and retain key employees, including qualified executives, management, engineering, sales, marketing, IT support and service personnel. The market for such individuals may be highly competitive. Attracting and retaining key employees in a competitive marketplace requires us to provide a competitive compensation package, which often includes cash- and equity-based compensation. If our total compensation package is not viewed as competitive, our ability to attract, motivate and retain key employees could be weakened and failure to successfully hire or retain key employees and executives could adversely impact us.

We may elect not to purchase insurance for certain business risks and expenses and, for the insurance coverage we have in place, such coverage may not address all of our potential exposures or, in the case of substantial losses, may be inadequate.

We may elect not to purchase insurance for certain business risks and expenses, such as claimed intellectual property infringement, where we believe we can adequately address the anticipated exposure or where insurance coverage is either not available at all or not available on a cost-effective basis. In addition, product liability and product recall insurance coverage is expensive and may not be available on acceptable terms, in sufficient amounts, or at all. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our products, solutions or services have been or are being used. For those policies that we do have, insurance coverage may be inadequate in the case of substantial losses, or our insurers may refuse to cover us on specific claims. Losses not covered by insurance could be substantial and unpredictable and could adversely impact our financial condition and results of operations. If we are unable to maintain our portfolio of insurance coverage, whether at an acceptable cost or at all, or if there is an increase in the frequency or damage amounts claimed against us, our business, results of operations and financial condition may be negatively impacted.

Any failure by us to identify, manage, integrate and complete acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.

As part of our business strategy, we have in the past and may, from time to time, in the future acquire businesses or interests in businesses, including non-controlling interests, or form joint ventures or create strategic alliances. Whether we realize the anticipated benefits from such activities depends, in part, upon the successful integration between the businesses involved, the performance and development of the underlying products, capabilities or technologies, our correct assessment of assumed liabilities and the management of the operations. Accordingly, our financial results could be adversely affected by unanticipated performance and liability issues, our failure to achieve synergies and other benefits we expected to obtain, transaction-related charges, amortization related to intangibles, and charges for impairment of long-term assets. These transactions may not be successful.

Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

As of December 31, 2019, Vertiv had total goodwill and net intangible assets of $2,047.4 million which constituted approximately 44.0 percent of our total assets. We assess our net intangible assets and goodwill for impairment annually, and we conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of goodwill and net intangible assets will depend on the future cash flows of the businesses to which the goodwill relates. If we are not able to realize the value of the goodwill and net intangible assets, this could adversely affect our results of operations and financial condition, and also result in an impairment of those assets.

The global scope of our operations could impair our ability to react quickly to changing business and market conditions and enforce compliance with company-wide standards and procedures.

As of December 31, 2019, Vertiv employed over 19,800 people globally and had manufacturing facilities in the Americas, Asia Pacific and EMEA. We generate substantial revenue outside of the United States and expect that foreign revenue will continue to represent a significant portion of our total revenues. In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor company-wide standards and directives across our global network. Our failure to successfully manage our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with company-wide standards and procedures.

Our sales and operations in emerging markets exposes us to economic and political risks.

We generate a significant portion of our revenue from sales in emerging markets. Serving a global customer base requires that we place more materials, production and service assets in emerging markets to capitalize on market opportunities and maintain our cost position. Newer geographic markets may be relatively less profitable due to our investments associated with entering such markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rates associated with some of those markets. Operations in emerging markets can also present risks that are not encountered in countries with well-established economic and political systems, including:

•	changes or ongoing instability in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, which could make it difficult for us to anticipate future business conditions, cause delays in the placement of orders, complicate our dealings with governments regarding permits and other regulatory matters and make our customers less willing to make cross-border investments;

•	unpredictable or more frequent foreign currency exchange rate fluctuations;

•	inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts;

•	foreign state takeovers of our facilities, trade protectionism, state-initiated industry consolidation or other similar government actions or control;

•	changes in and compliance with international, national or local regulatory and legal environments, including laws and policies affecting trade, economic sanctions, foreign investment, labor relations, foreign anti-bribery and anti-corruption;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	longer collection cycles and financial instability among customers;

•	trade regulations, boycotts and embargoes, including policies adopted by countries that may favor domestic companies and technologies over foreign competitors, which could impair our ability to obtain materials necessary to fulfill contracts, pursue business or establish operations in such countries;

•	difficulty of obtaining adequate financing and/or insurance coverage;

•	fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;

•	political or social instability that may hinder our ability to send personnel abroad or cause us to move our operations to facilities in countries with higher costs and less efficiencies;

•	difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner, changes in tax laws, or tax inefficiencies; and

•	exposure to wage, price and capital controls, local labor conditions and regulations, including local labor disruptions and rising labor costs which we may be unable to recover in our pricing to customers.

Consequently, our exposure to the conditions in or affecting emerging markets may have an adverse effect on our business, results of operations and financial condition.

We are exposed to fluctuations in foreign currency exchange rates, and our hedging activities may not protect us against the consequences of such fluctuations on our earnings and cash flows.

As a result of our global operations, our business, results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates, most notably the strengthening of the U.S. dollar against the primary foreign currencies, which could adversely impact our revenue growth in future periods. For example, if the U.S. dollar strengthens against other currencies such as the euro, our revenues reported in U.S. dollars would decline. In addition, for U.S. dollar-denominated sales, an increase in the value of the U.S. dollar would increase the real cost to customers of our products in markets outside the United States, which could result in price concessions in certain markets, impact our competitive position or have an adverse effect on demand for our products and consequently on our business, results of operations and financial condition.

Legal compliance issues, particularly those related to our imports/exports and foreign operations, could adversely impact our business.

We are subject to various anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, as amended, that prohibit payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We operate in several less-developed countries and regions that are generally recognized as having a greater risk of potentially corrupt business environments. Our legal compliance and ethics programs, including a code of business conduct, policies on anti-bribery, export controls, environmental and other legal compliance, and periodic training to relevant associates on these matters, are designed to reduce the likelihood of a legal compliance violation. Nevertheless, such a violation could still occur, disrupting our business through fines, penalties, diversion of internal resources, negative publicity and possibly severe criminal or civil sanctions.

We are also subject to applicable import laws, export controls and economic sanctions laws and regulations. Changes in import and export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in claims for breach of existing contracts and modifications to existing compliance programs and training schedules. Violations of the applicable export or import control, or economic sanctions laws and regulations, such as an export to an embargoed country, or to a denied party, or the export of a product without the appropriate governmental license, may result in penalties, including fines, debarments from export privileges, and loss of authorizations needed to conduct aspects of our international business, and may harm our ability to enter into contracts with our customers who have contracts with the U.S. government. A violation of the laws and regulations enumerated above could have an adverse effect on our business, results of operations and financial condition.

We are subject to risks related to legal claims and proceedings filed by or against us, and adverse outcomes in these matters may materially harm our business.

We are subject to various claims, disputes, investigations, demands, arbitration, litigation, or other legal proceedings. Legal claims and proceedings may relate to labor and employment, commercial arrangements, intellectual property, environmental, health and safety, property damage, theft, personal injury and various other matters. Legal matters are inherently uncertain and we cannot predict the duration, scope, outcome or consequences. In addition, legal matters are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have an adverse effect on our business, results of operations and financial condition.

Our financial performance may suffer if we cannot continue to develop, commercialize or enforce the intellectual property rights on which our businesses depend, some of which are not patented or patentable, or if we are unable to gain and maintain access to relevant intellectual property rights of third parties through license and other agreements.

Our business relies on a substantial portfolio of intellectual property rights, including trademarks, trade secrets, patents, copyrights and other such rights globally. Intellectual property laws and the protection and enforcement of our intellectual property vary by jurisdiction and we may be unable to protect or enforce our proprietary rights adequately in all cases or such protection and enforcement may be unpredictable and costly, which could adversely impact our growth opportunities, financial performance and competitive position. In addition, our intellectual property rights could be challenged, invalidated, infringed or circumvented, or insufficient to take advantage of current market trends or to provide competitive advantage. For our patent filings, because of the existence of a large number of patents in our fields, the secrecy of some pending patent applications, and the rapid rate of issuance of new patents within our applicable fields, it is not economically practical or even possible to determine conclusively in advance whether a product or any of its components infringes the patent rights of others.

We also rely on maintenance of proprietary information (such as trade secrets, know-how and other confidential information) to protect certain intellectual property. Trade secrets and/or confidential know-how can be difficult to maintain as confidential and we may not obtain confidentiality agreements in all circumstances, or individuals may unintentionally or willfully disclose our confidential information improperly. In addition, confidentiality agreements may not provide an adequate remedy in the event of an unauthorized disclosure of our trade secrets or other confidential information, and the enforceability of such confidentiality agreements may vary from jurisdiction to jurisdiction. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets. Failure to obtain or maintain trade secrets, protection of know-how and other confidential information could adversely impact our business.

In addition, we rely on licensing certain intellectual property rights from third parties. For example, many of our software offerings are developed using software components or other intellectual property licensed from third parties, including proprietary and open source licenses. This practice requires that we monitor and manage our use of third-party and open source software components to comply with the applicable license terms and avoid any inadvertent licensing or public disclosure of our intellectual property pursuant to such license terms, and our ability to comply with such license terms may be affected by factors that we can only partially influence or control. The continuation of good licensing relationships with our third-party licensors is important to our business. It is possible that merger or acquisition activity or the granting of exclusive licenses may result in reduced availability and/or a change to the license terms that were previously in place. If any of our third-party licensors are acquired by our competitors, there is a risk that the applicable licensed intellectual property may no longer be available to us or available only on less favorable terms. Loss of our license rights and an inability to replace such software with other third-party intellectual property on commercially reasonable terms, or at all, could adversely impact our business, results of operations and financial condition.

Third-party claims of intellectual property infringement, including patent infringement, are commonplace and successful third-party claims may limit or disrupt our ability to sell our offerings.

Third parties may claim that we, or customers using our products, are infringing their intellectual property rights. For example, patent assertion entities, or non-practicing entities, may purchase intellectual property assets for the purpose of asserting infringement claims and attempting to extract settlements from us. Regardless of the merit of these claims, they can be time-consuming, costly to defend, and may require that we develop or substitute non-infringing technologies, redesign affected products, divert management’s attention and resources away from our business, require us to enter into settlement or license agreements that may not be available on commercially reasonable terms, pay significant damage awards, including treble damages if we were found to be willfully infringing, or temporarily or permanently cease engaging in certain activities or offering certain products or services in some or all jurisdictions, and any of the foregoing could adversely impact our business.

Furthermore, because of the potential for unpredictable significant damage awards or injunctive relief, even arguably unmeritorious claims may be settled for significant amounts of money. In addition, in circumstances in which we are the beneficiary of an indemnification agreement for such infringement claims, the indemnifying party may be unable or unwilling to uphold its indemnification obligations to us. Our customer contracts and certain of our intellectual property license agreements often include obligations to indemnify our customers and licensees against certain claims of intellectual property infringement, and these obligations may be uncapped. If claims of intellectual property infringement are brought against such customers or licensees in respect of the intellectual property rights, products or services that we provide to them, we may be required to defend such customers or licensees and/or pay a portion of, or all, the costs these parties may incur related to such litigation or claims. In addition, our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such acquired technology or the care taken to safeguard against infringement or similar risks with respect thereto.

We are subject to environmental, health and safety matters, laws and regulations, including regulations related to the composition and takeback of our products and related to our ownership, lease or operation of the facilities in which we operate, and, as a result, may face significant costs or liabilities associated with environmental, health and safety matters.

We are subject to a broad range of foreign and domestic environmental, health and safety laws, regulations and requirements, including those relating to the discharge of regulated materials into the environment, the generation and handling of hazardous substances and wastes, human health and safety, and the content, composition and takeback of our products. For example, the European Union (EU) Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive and similar laws and regulations of China and other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Additionally, the EU, China and other jurisdictions have adopted or proposed versions of the Waste Electrical and Electronic Equipment Directive, which requires producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of products when they have reached the end of their useful life, as well as Registration, Evaluation, Authorization and Restriction of Chemical Substances regulations, which regulate the handling and use of certain chemical substances that may be used in our products.

If we fail to comply with applicable environmental, health and safety laws and regulations, we may face administrative, civil or criminal fines or penalties, the suspension or revocation of necessary permits and requirements to install additional pollution controls. Furthermore, current and future environmental, health and safety laws, regulations and permit requirements could require us to make changes to our operations or incur significant costs relating to compliance. For example, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have been responding to these issues. The increased focus on environmental sustainability may result in new regulations and customer requirements, or changes in current regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition. In addition, we handle hazardous materials in the ordinary course of operations and there may be spills or releases of hazardous materials into the environment. We have significant manufacturing facilities in North and South America, in Asia-Pacific and in EMEA. At sites which we own, lease or operate, or have previously owned, leased or operated, or where we have disposed or arranged for the disposal of hazardous materials, we are currently liable for contamination, and could in the future be liable for additional contamination. We have been, and may in the future, be required to participate in the remediation or investigation of, or otherwise bear liability for, such contamination and be subject to claims from third parties whose property damage, natural resources damage or personal injury is caused by such contamination.

Our business and operations may be adversely affected by the recent coronavirus outbreak or other similar outbreaks.

We derive a significant portion of our revenue from China. We have manufacturing facilities in China, and several of our customers, subcontractors and suppliers also are located in China. As a result of the recent coronavirus outbreak or other adverse public health developments, initially in Asia and increasingly in other locations, our global operations, and those of our subcontractors, customers and suppliers, have and may continue to experience delays or disruptions, such as difficulty obtaining components, logistics and supply-chain problems, and temporary suspensions of operations. In addition, our financial condition and results of operations have been and may continue to be adversely affected by the coronavirus outbreak.

In addition, the timeline and potential magnitude of the coronavirus outbreak is currently unknown.  The continuation or amplification of this disease could more broadly affect the global economy, including our business.  For example, a significant outbreak of coronavirus or other contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our operating results. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

We have a limited history of operating as an independent company, and Vertiv’s historical financial results or any pro forma financial results we have or will provide in connection with the Business Combination are not necessarily representative of what Vertiv’s actual financial position or results of operations would have been as an independent company and may not be a reliable indicator of our future results.

Vertiv’s historical financial results are not necessarily indicative of our future results of operations, financial condition or cash flows, nor does it reflect what Vertiv’s results of operations, financial condition or cash flows would have been as an independent company. Following the Business Combination, our financial condition and future results of operations could be materially different from the historical financial results of Vertiv, so it may be difficult for investors to compare our future results to Vertiv’s historical results or to evaluate our relative performance or trends in our business.

In particular, Vertiv’s historical financial results are not necessarily indicative of our future results of operations, financial condition or cash flows primarily because of the following factors:

•	Prior to the transactions in which Vertiv Group and certain of its affiliates acquired the assets and liabilities associated with the business, operations, products, services and activities of the Network Power business previously owned by Emerson Electric Co. (“Emerson”) in the fiscal fourth quarter of 2016 (the “Separation”), Vertiv’s business was operated by Emerson as part of its broader corporate organization, rather than as an independent company. During such time, Emerson or one of its affiliates provided support for various corporate functions for Vertiv, such as I.T., shared services, medical insurance, procurement, logistics, marketing, human resources, legal, finance and internal audit.

•	Vertiv’s historical financial results reflect the direct, indirect and allocated costs for such services historically provided by Emerson prior to the Separation, and these costs may significantly differ from the comparable expenses Vertiv would have incurred as an independent company;

•	Prior to the Separation, Vertiv’s working capital requirements and capital expenditures historically were satisfied as part of Emerson’s corporate-wide cash management and centralized funding programs, and Vertiv’s cost of debt and other capital may significantly differ from that which is reflected in Vertiv’s historical financial results prior to the Separation;

•	Vertiv’s historical financial results prior to the Separation may not fully reflect the costs associated with the Separation, including the costs related to being an independent company;

•	Vertiv’s historical financial results prior to the Separation do not reflect Vertiv’s obligations under the various transitional and other agreements that Vertiv entered into with Emerson in connection with the Separation; and these historical financial results reflect the direct, indirect and allocated costs for such services historically provided by Emerson, and these costs may significantly differ from the comparable expenses Vertiv would have incurred as an independent company; and

•	Vertiv’s business was integrated with that of Emerson and, prior to the Separation, Vertiv benefitted from Emerson’s size and scale in costs, employees and vendor and customer relationships. Thus, costs we will incur as an independent company may significantly exceed comparable costs Vertiv would have incurred as part of Emerson and some of our customer relationships may be weakened or lost.

Similarly, pro forma financial results that we have or will provide in connection with the Business Combination may not be indicative of our future operating or financial performance and our actual financial condition and results of operations may vary materially from such pro forma financial results.

We have recorded net losses in the past and may experience net losses in the future.

For the years ended December 31, 2019, 2018 and 2017, Vertiv recorded consolidated and combined net losses of $140.8 million, $314.0 million and $369.6 million, respectively. Our future results of operations are uncertain and we may continue to record net losses in future periods.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from making payments on the Senior Secured Credit Facilities and our other debt obligations (if any).

We have a substantial amount of debt, including existing outstanding indebtedness under the Senior Secured Credit Facilities. Following the refinancing transactions, as of March 2, 2020, we had approximately $2.3 billion of senior secured debt outstanding and $334.0 million of undrawn commitments (which undrawn commitments are available subject to customary borrowing base and other conditions) under the Senior Secured Credit Facilities, which, if drawn, would be secured. For more information on the refinancing transactions, see “Item 1. Business—Recent Developments.”

Our substantial level of indebtedness could have important consequences, including making it more difficult for us to satisfy our obligations; increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements; exposing us to interest rate fluctuations because the interest on the debt under the Term Loan Facility and the Asset-Based Revolving Credit Facility is imposed, and debt under any future debt agreements may be imposed, at variable rates; requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled repayments on the outstanding term loan borrowings under the Term Loan Facility or any future debt agreements with similar requirements), thereby reducing the availability of our cash flow for operations and other purposes; making it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness; limiting our ability to refinance indebtedness or increase the associated costs; requiring us to sell assets to reduce debt or influence our decision about whether to do so; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our business; and placing us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

The phase-out of LIBOR could affect interest rates for our variable rate debt and interest rate swap agreement.

LIBOR is used as a reference rate for our variable rate debt under the Senior Secured Credit Facilities and for our interest rate swap agreement. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement. Although the Senior Secured Credit Facilities provide a mechanism for determining a benchmark replacement index, such replacement may not be as favorable as LIBOR and the interest rates on our variable rate debt under the Senior Secured Credit Facilities and in our interest rate swap agreement may change. The new rates may be higher than those in effect prior to any LIBOR phase-out and the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.

We also have interest rate swap agreements, which are used to hedge the floating rate exposure of the Term Loan Facility. If LIBOR becomes unavailable and market quotations for specified inter-bank lending are not available, it is unclear how payments under such agreements would be calculated, which could cause the interest rate swap agreements to no longer offer us the protection we expect. Relevant industry groups are seeking to create a standard protocol addressing the expected discontinuation of LIBOR, to which parties to then-existing swaps will be able to adhere. There can be no assurance that such a protocol will be developed or that our swap counterparties will adhere to it. It is uncertain whether amending our then-existing swap agreements may provide us with effective protection from changes in the then-applicable interest rate on the Term Loan Facility indebtedness or other indebtedness. Similarly, while industry groups have announced that they anticipate amending standard documentation to facilitate a market in swaps on one or more successor rates to LIBOR, it is uncertain whether and to what extent a market for interest rate swaps on the successor rate selected for the Term Loan Facility indebtedness or other indebtedness will develop, which may affect our ability to effectively hedge our interest rate exposure.

Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparties default on our interest rate hedges.

Borrowings under the Senior Secured Credit Facilities are subject to variable rates of interest and expose us to interest rate risk. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap agreements that hedge the floating rate exposure of the Term Loan Facility. Increased interest rates may increase the risk that the counterparties to our interest rate swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would have had we not entered into the interest rate swap agreements.

Despite substantial levels of indebtedness, we have the ability to incur more indebtedness. Incurring additional debt could further intensify the risks described above.

We may be able to incur additional debt in the future and the terms of the credit agreements governing the Senior Secured Credit Facilities will not fully prohibit us from doing so. We have the ability to draw upon our $455.0 million Asset-Based Revolving Credit Facility (subject to customary borrowing base and other conditions) and the ability to increase the aggregate availability thereunder by up to $145.0 million (subject to receipt of commitments). We also have the ability to draw upon the uncommitted accordion provided under the Term Loan Facility (subject to the receipt of commitments), which, as of the date of closing of the Term Loan Facility, permitted incremental term loans thereunder of up to (i) the greater of $325.0 million and 60% of “consolidated EBITDA” (as defined in the Term Loan Facility), plus (ii) the sum of all voluntary prepayments, repurchases and redemptions of the Term Loan Facility and certain permitted indebtedness that is secured on a pari passu basis with the Term Loan Facility, in each case, to the extent not financed with the incurrence of additional long-term indebtedness, plus (iii) an unlimited amount so long as the “consolidated first lien net leverage ratio” (as defined in the Term Loan Facility) of Vertiv Group and its restricted subsidiaries, determined on a pro forma basis, would not exceed 3.75:1.00. The amount of the Term Loan Facility and the Asset-Based Revolving Credit Facility may be increased if we meet certain conditions. If new debt is added to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our respective debt obligations. In addition, the credit agreements governing the Senior Secured Credit Facilities do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

Restrictive covenants in the credit agreements governing the Senior Secured Credit Facilities, and any future debt agreements, could restrict our operating flexibility.

The credit agreements governing the Senior Secured Credit Facilities contain covenants that limit our and our restricted subsidiaries’ ability to take certain actions. These restrictions may limit our ability to operate our businesses, prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The credit agreements governing the Senior Secured Credit Facilities restrict (subject to customary exceptions), among other things, certain of our subsidiaries’ ability to incur additional indebtedness; pay dividends or other payments on capital stock; guarantee other obligations; grant liens on assets; make loans, acquisitions or other investments; dispose of assets; make optional payments of, or otherwise modify, certain debt instruments; engage in transactions with affiliates; amend organizational documents; engage in mergers or consolidations; enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its subsidiaries; and designate our subsidiaries as unrestricted subsidiaries.

In addition, under the Asset-Based Revolving Credit Facility, if availability goes below a certain threshold, Vertiv Group and its restricted subsidiaries are required to comply with a minimum “consolidated fixed charge coverage ratio” (as defined in the Asset-Based Revolving Credit Facility).

Our ability to comply with the covenants and restrictions contained in the credit agreements governing the Senior Secured Credit Facilities, and any future debt agreements, is not fully within our control and breaches of such covenants or restrictions could trigger adverse consequences.

Our ability to comply with the covenants and restrictions contained in the credit agreements governing the Senior Secured Credit Facilities, and any future debt agreements, may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under the credit agreements governing the Senior Secured Credit Facilities, or any future debt, that would permit the holders or applicable lenders to terminate any outstanding commitments and declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, the applicable borrowers may be unable to borrow under the Senior Secured Credit Facilities, or any future debt, may not be able to repay the amounts due under the Senior Secured Credit Facilities, or any future debt, and may not be able make cash available to us, by dividend, debt repayment or otherwise, to enable us to make payments on any future debt. In addition, the lenders under the Senior Secured Credit Facilities, or any future debt, could proceed against the collateral securing that indebtedness. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

Our business plan is dependent on access to funding through the capital markets.

Our ability to invest in our businesses, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings. Volatility in the capital markets may increase costs associated with issuing debt instruments, or affect our ability to access those markets. Any decline in the ratings of our corporate credit or any indications from the rating agencies that their ratings on our corporate credit are under surveillance or review with possible negative implications could adversely impact our ability to access capital. If we are unable to continue to access the capital markets, our ability to effectively execute our business plan could be adversely affected, which could have a material adverse effect on our business and financial results. Additionally, if our customers, suppliers or financial institutions are unable to access the capital markets to meet their commitments to us, our business could be adversely impacted.

Risks Related to the Ownership of our Securities

The Vertiv Stockholder has significant influence over us.

As of March 9, 2020, the Vertiv Stockholder beneficially owned approximately 36.01% of our outstanding Class A common stock. As long as the Vertiv Stockholder owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our  Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) or Amended and Restated Bylaws (“Bylaws” and, together with the Certificate of Incorporation, the “Organizational Documents”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The Vertiv Stockholder’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock. Because our Certificate of Incorporation opts out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) regulating certain business combinations with interested stockholders, the Vertiv Stockholder may transfer shares to a third party by transferring their common stock without the approval of our Board of Directors (our “Board”) or other stockholders, which may limit the price that investors are willing to pay in the future for shares of our common stock. Pursuant to the Stockholders Agreement entered into by and among the Company, the Sponsor Members and the Vertiv Stockholder, the Vertiv Stockholder will initially have the right to nominate up to four directors (at least two of whom will be independent) to our Board. The Vertiv Stockholder’s right to nominate directors to our Board is subject to its ownership percentage of the total outstanding shares of Class A common stock. If the Vertiv Stockholder holds: (1) 30% or greater of the outstanding Class A common stock, it will have the right to nominate four directors (at least two of whom will be independent); (2) less than 30% but greater than or equal to 20% of the outstanding Class A common stock, it will have the right to nominate three directors (at least one of whom will be independent); (3) less than 20% but greater than or equal to 10% of the outstanding Class A common stock, it will have the right to nominate two directors (none of whom will be required to be independent); (4) less than 10% but greater than or equal to 5% of the outstanding Class A common stock, it will have the right to nominate one director (none of whom will be required to be independent); and (5) less than 5% of the outstanding Class A common stock, it will not have the right to nominate any directors.

The Vertiv Stockholder’s interests may not align with our interests as a company or the interests of our other stockholders. Accordingly, the Vertiv Stockholder could cause us to enter into transactions or agreements of which you would not approve or make decisions with which you would disagree. Further, the Vertiv Stockholder is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Vertiv Stockholder may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees and other representatives of the Vertiv Stockholder and its affiliates and investment funds may serve as our directors or officers, our Certificate of Incorporation provides, among other things, that none of the Vertiv Stockholder or any principal, member, director, manager, partner, stockholder, officer, employee or other representative of the Vertiv Stockholder has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by the Vertiv Stockholder to itself or its other affiliates.

We are required to pay the Vertiv Stockholder for a significant portion of the tax benefits relating to pre-Business Combination tax assets and attributes, regardless of whether any tax savings are realized.

At the closing of the Business Combination, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings in U.S. federal, state, local and certain foreign taxes, that we actually realize (or are deemed to realize) in periods after the closing of the Business Combination as a result of (i) increases in the tax basis of certain intangible assets of Vertiv resulting from certain pre-Business Combination acquisitions, (ii) certain U.S. federal income tax credits for increasing research activities (so-called “R&D credits”) and (iii) tax deductions in respect of certain Business Combination expenses. We expect to retain the benefit of the remaining 35% of these cash tax savings. The payments described in (i) and (ii) above will generally be deferred until the close of our third taxable year following the closing of the Business Combination and will be payable over the following nine taxable years. The payments described in (iii) above will generally be deferred until the close of our fourth taxable year following the closing of the Business Combination and will be payable ratably over the following three taxable years regardless of whether we actually realize such tax benefits in such years.

Under certain circumstances (including a material breach of our obligations, certain actions or transactions constituting a change of control, a divestiture of certain assets, upon the end of the term of the Tax Receivable Agreement or after three years, at our option), payments under the Tax Receivable Agreement will be accelerated and become immediately due. In such case, the payments due upon acceleration would be based on the present value of our anticipated future tax savings using certain valuation assumptions, including that we will generate sufficient taxable income to fully utilize the applicable tax assets and attributes covered under the Tax Receivable Agreement (or, in the case of a divestiture of certain assets, the applicable tax attributes relating to such assets). Consequently, it is possible in these circumstances that the actual cash tax savings realized by us may be significantly less than the corresponding Tax Receivable Agreement payments we are required to make at the time of acceleration. Furthermore, the acceleration of our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. Additionally, the obligation to make payments under the Tax Receivable Agreement, including the acceleration of our obligation to make payments in the event of a change of control, could make us a less attractive target for a future acquisition.

While the timing of any payments under the Tax Receivable Agreement will vary depending upon the amount and timing of our taxable income, we expect that the payments that we will be required to make under the Tax Receivable Agreement could be substantial. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and such tax reporting positions are subject to challenge by taxing authorities. Payments made under the Tax Receivable Agreement will not be returned upon a successful challenge by a taxing authority to our reporting positions, although such excess payments made to the Vertiv Stockholder may be netted against payments otherwise to be made to the Vertiv Stockholder after our determination of such excess. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us.

For more information about the Tax Receivable Agreement, please see “Item 1. Business—Business Combination—Related Agreements.”

Resales of our securities may cause the market price of our securities to drop significantly, even if our business is doing well

Subject to certain exceptions: the Vertiv Stockholder is contractually restricted from selling or transferring its Stock Consideration Shares until August 5, 2020 and the Initial Stockholders are contractually restricted from selling or transferring their founder shares until the earlier of (1) February 7, 2021 and (2) (a) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing on or after July 6, 2020, or (b) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (such period, the “Sponsor Lock-up Period”). However, following the expiration of such lockups, neither the Vertiv Stockholder nor the Initial Stockholders will be restricted from selling their securities, other than by applicable securities laws. The lock-up period applicable to the Initial Stockholders’ private placements warrants and Class A common stock underlying the private placement warrants expired on March 8, 2020 and such securities may be sold in accordance with applicable securities laws Additionally, the other PIPE Investors are not restricted from selling any of their securities, other than by applicable securities laws.

We also intend to register all shares of Class A common stock that we may issue under the Vertiv Holdings Co 2020 Equity Incentive Plan approved in connection with the Business Combination (the “Incentive Plan”). Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

A significant number of shares of our Class A common stock will be issuable upon the exercise of our warrants (including the warrants included in the units). Additionally, all of the founder shares, private placement warrants, PIPE Shares, Stock Consideration Shares and any other securities that are “Registrable Securities” under the Amended and Restated Registration Rights Agreement have been registered for resale under the Securities Act pursuant to the registration rights set forth in the Amended and Restated Registration Rights Agreement or Subscription Agreements. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of shares by the Vertiv Stockholder, the Initial Stockholders and the PIPE Investors could have the effect of increasing the volatility in our share price or the market price of our securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

The trading price of our Class A common stock, warrants and units may be volatile.

The trading price of our Class A common stock, warrants and units may highly volatile and subject to wide fluctuations due to a number of factors such as the following, some of which will be beyond our control. Some of the factors that could negatively affect the market price of our Class A common stock, warrants and units or result in significant fluctuations in price, regardless of our actual operating performance, include:

•	actual or anticipated variations in our quarterly operating results;

•	results of operations that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	changes in market valuations of similar companies;

•	changes in the markets in which we operate;

•	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	announcements by third parties of significant claims or proceedings against us;

•	additions or departures of key personnel;

•	actions by stockholders, including the sale by the Vertiv Stockholder and the PIPE Investors of any of their shares of our common stock;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown;

•	uncertainty regarding economic events, including in Europe in connection with the United Kingdom’s possible departure from the European Union;

•	changes in interest rates;

•	our operating performance and the performance of other similar companies;

•	our ability to accurately project future results and our ability to achieve those and other industry and analyst forecasts; and

•	new legislation or other regulatory developments that adversely affect us, our markets or our industry.

Furthermore, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry, and often occurs without regard to the operating performance of the affected companies. Therefore, factors that have little or nothing to do with us could cause the price of our Class A common stock, warrants and units to fluctuate, and these fluctuations or any fluctuations related to our company could cause the market price of our Class A common stock, warrants and units to decline materially.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of our management team from our business regardless of the outcome of such litigation.

Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources.

As a privately held company, Vertiv was not subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of Vertiv as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us after the Business Combination. If we are not able to implement the requirements of Section 404, including any additional requirements once we are no longer an emerging growth company, in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Additionally, once we are no longer an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. We currently anticipate losing our “emerging growth company” status at 2020 year end.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we have incurred and expect to incur in the future significant legal, accounting and other expenses that Vertiv did not previously incur. Vertiv’s entire management team and many of its other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company.

We are currently an emerging growth company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. We currently anticipate losing our “emerging growth company” status at 2020 year end.

Warrants became exercisable for our Class A common stock on March 8, 2020, which increases the number of shares eligible for future resale in the public market and results in dilution to our stockholders.

Outstanding warrants to purchase a significant number of shares of our Class A common stock became exercisable in accordance with the terms of the warrant agreement on March 8, 2020. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock. However, there is no guarantee that the warrants will continue to be in the money, and as such, the warrants may expire worthless.

The warrants may not continue to be in the money, they may expire worthless and the terms of the warrants may be amended in a manner that may be adverse to holders of our warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of the warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without a warrant holder’s approval.

The warrants may not continue to be in the money, and they may expire worthless. Our warrants were issued in registered form under a warrant agreement between Computershare Trust Company, N.A. and Computershare Inc., acting together as warrant agent (together, “Computershare”), and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to a warrant holder, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrant holders to: (1) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so (2) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor Members or their respective permitted transferees.

In addition, following June 6, 2020, we may redeem warrants for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case warrant holders would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had the warrants remained outstanding. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor Members or their permitted transferees.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock, public warrants and units are listed on the NYSE. There is no guarantee that these securities will remain listed on the NYSE. Although we currently meet the minimum initial listing standards set forth in the NYSE listing standards, there can be no assurance that these securities will continue to be listed on the NYSE in the future. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum number of holders of our securities.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock, public warrants and units are listed on the NYSE, our Class A common stock, public warrants and units qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

The coverage of our business or our securities by securities or industry analysts or the absence thereof could adversely affect our securities and trading volume.

The trading market for our securities will be influenced in part by the research and other reports that industry or securities analysts may publish about us or our business or industry from time to time. We do not control these analysts or the content and opinions included in their reports. As a former blank check company, we may be slow to attract equity research coverage, and the analysts who publish information about our securities will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If no or few analysts commence equity research coverage of us, the trading price and volume of our securities would likely be negatively impacted. If analysts do cover us and one or more of them downgrade our securities, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.

Anti-takeover provisions contained in our Organizational Documents, as well as provisions of Delaware law, could impair a takeover attempt.

Our Organizational Documents contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Certain of these provisions provide:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the requirement that directors may only be removed from the Board for cause;

•	the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board or the Chief Executive Officer of the Company, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

Our Certificate of Incorporation includes a forum selection clause, which could discourage claims or limit stockholders’ ability to make a claim against us, our directors, officers, other employees or stockholders.

Our Certificate of Incorporation includes a forum selection clause, which provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on behalf of the Company; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees of the Company to the Company or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (d) any action asserting a claims governed by the internal affairs doctrine, except for, as to each of (a) through (d) above, any claim (i) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (ii) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (iii) for which the Court of Chancery does not have subject matter jurisdiction or (iv) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. This forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition. Notwithstanding the foregoing, the forum selection clause will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

We are a holding company and will depend on the ability of our subsidiaries to pay dividends.

We are a holding company without any direct operations and have no significant assets other than our ownership interest in Second Merger Sub. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the agreements governing our outstanding indebtedness.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company's principal executive offices are located at 1050 Dearborn Drive, Columbus, Ohio. The Company maintains offices and manufacturing facilities at approximately 363 locations in 50 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which are material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition. The company does not anticipate difficulty in renewing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings.

In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities and intellectual property disputes.

The Company is a party to a number of pending legal proceedings and claims, including those involving general and product liability and other matters. As of December 31, 2019, there were no pending legal proceedings that management currently believes are material to the Company.

Item 4.	Mine Safety Disclosures.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Class A common stock, units and warrants currently trade on the NYSE under the symbols “VRT,” “VERT.U” and VRT WS,” respectively. From June 8, 2018 until the consummation of the Business Combination on February 7, 2020, our units traded on the NYSE under the symbol “GSAH.U.” From July 30, 2018 until the consummation of the Business Combination on February 7, 2020, our Class A common stock and warrants traded on the NYSE under the symbols “GSAH” and “GSAH WS,” respectively.

(b) Holders

As of March 9, 2020 there was one holder of record of our units, approximately 75 holders of record of our separately traded Class A common stock, and three holders of record of our warrants.  Such numbers do not include DTC participants or beneficial owners holding shares through nominee names.

(c) Dividends

We have not paid any cash dividends on our Class A common stock to date. We expect to initiate an annual dividend of $0.01 per share of our Class A common stock. We are a holding company without any direct operations and have no significant assets other than our ownership interest in Second Merger Sub. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the agreements governing our outstanding indebtedness. The declaration and payment of dividends is also at the discretion of our Board and depends on various factors including our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board.

In addition, under Delaware law, our Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal year.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans authorized by GSAH as of December 31, 2019. GSAH’s Board adopted the Incentive Plan on December 9, 2019 which was approved by GSAH’s stockholders on February 6, 2020. The Incentive Plan was adopted for the purpose of better motivating our employees, consultants and directors to achieve superior performance measured by both our key financial and operating metrics as well as relative stock price appreciation.  The Plan is administered by the compensation committee of our Board and permits the granting of  incentive stock options or nonqualified stock options; stock appreciation rights; performance awards, which may be cash-or share-based; restricted stock units; restricted stock; and other stock-based awards.

The following table presents certain information about the Incentive Plan as of March 1, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Incentive Plan	5,585,597	$12.07	27,914,403
Equity compensation plans not approved by security holders	—	—	—
Total	5,585,597	$12.07	27,914,403

Item 6.	Selected Financial Data.

The following table summarizes selected historical financial data of GSAH and should be read in conjunction with GSAH’s audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017
Statement of Operations Data
Net income (loss)	$4,389,796	$5,030,748	$(1,276)

Weighted average shares outstanding of Class A common stock	69,000,000	69,000,000	—

Basic and diluted net income per share, Class A	$0.05	$0.06	$—

Weighted average shares outstanding of Class B common stock	17,250,000	17,250,000	17,250,000

Basic and diluted net income per share, Class B	$0.05	$0.06	$(0.00)

Statement of Cash Flows:
Net cash provided by operating activities	$9,723,262	$4,172,249	$—
Net cash used in investing activities	$—	$—	$—
Net cash provided by financing activities	$2,000,000	$691,545,932	$—

Balance Sheets:
Cash	$955,457	$835,544	$—
Working capital surplus/(deficit)(1)	$(4,845,200)	$128,547	$23,724
Total assets	$709,053,424	$697,339,051	$25,000
Total liabilities	$30,752,104	$25,427,528	$1,276
Equity	$5,000,007	$5,000,001	$23,724

(1)	Does not include balances of Trust Account, deferred underwriting compensation and franchise tax liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “we,” “us,” “our,” the “Company” or “GSAH” refer to GSAH prior to the consummation of the Business Combination. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

As of December 31, 2019, we were a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We reviewed a number of opportunities to enter into a business combination with an operating business, and entered into the Merger Agreement on December 10, 2019. We financed the Business Combination through the issuance of shares of our Class A common stock to the Vertiv Stockholder, the PIPE Investors and the Subscribing Vertiv Executives and cash.

At December 31, 2019, we had cash and cash equivalents of $955,457, current liabilities of $6,602,104 and deferred underwriting compensation of $24,150,000.

Results of Operations

For the years ended December 31, 2019, 2018 and 2017, we had net income/(loss) of $4,389,796, $5,030,748 and $(1,276), respectively. Our income for 2019 consist solely of dividends earned. Our business activities from Inception to December 31, 2019 consisted primarily of our formation, completing our IPO and identifying and evaluating prospective acquisition targets for an initial business combination.

Liquidity and Capital Resources

Until the closing of the IPO, our only source of liquidity was from the sale of the founder shares to an affiliate of our Sponsor and the proceeds of a promissory note (the “Note”) from an affiliate of the Sponsor, in the amount of $300,000, as well as the proceeds of a 2016 promissory note from an affiliate of the Sponsor (the “2016 Note”), in the amount of $300,000. The Note and the 2016 Note were repaid upon the closing of the IPO and in December 2016, respectively.

On June 12, 2018, we closed the IPO of 69,000,000 units, including 9,000,000 units issued pursuant to the exercise by the underwriters of their option to purchase additional units in full, at a price of $10.00 per unit, generating proceeds to us of $690,000,000 before underwriting discounts and expenses. Simultaneously with the closing of the IPO, we closed the private placement of an aggregate of 10,533,333 private placement warrants, each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share, at an exercise price of $11.50 per share, to the Sponsor, at a price of $1.50 per private placement warrant, generating proceeds of $15,800,000. On the closing of the IPO, we placed $690,000,000 of proceeds (including $24,150,000 of deferred underwriting discount) from the IPO and the sale of the private placement warrants into a trust account (the “Trust Account”) and held $2,000,000 (net of offering expenses, other than underwriting discounts, paid upon the consummation of the IPO) of such proceeds outside the Trust Account. Of the funds held outside the Trust Account, $300,000 was used to repay the Note to the Sponsor, with the balance used or reserved for: offering and formation costs; legal, accounting, due diligence, travel and other expenses in connection with any business combinations; legal and accounting fees related to regulatory reporting requirements; NYSE continued listing fees; office space, administrative and support services; a reserve for liquidation expenses; and working capital to cover miscellaneous expenses (including franchise taxes net of anticipated interest income).

At December 31, 2019 we had cash and cash equivalents held outside the Trust Account of $955,457 and working capital deficit of $4,845,200, not including balances of Trust Account, deferred underwriting compensation and franchise tax liabilities. At December 31, 2019,  such funds held outside the trust account were held in money market funds registered under the Investment Company Act and compliant with Rule 2a-7. As of December 31, 2019, we held $706,486,486 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the Sponsor.

On March 11, 2019, GS Sponsor Member, an affiliate of the Sponsor, provided us with the Sponsor Commitment (as defined below) pursuant to which GS Sponsor Member agreed that, if funds were needed by us through June 12, 2020 to pay ordinary course expenses, GS Sponsor LLC would provide us with liquidity of up to an aggregate of $2.0 million. As of December 31, 2019, we have received all of the $2.0 million from GS Sponsor LLC pursuant to this commitment. GS Sponsor Member did not receive any additional interest in us in exchange for any such contribution and any liquidity provided under the Sponsor Commitment was in the form of a contribution with respect to the Sponsor’s Founder Shares.

In addition, income on the funds held in the Trust Account were released to us to pay our franchise and income taxes.

On the Closing Date, Vertiv Holdings Co (formerly known as GS Acquisition Holdings Corp), consummated the Business Combination pursuant to that certain Merger Agreement, by and among GSAH, Vertiv Holdings, the Vertiv Stockholder, the First Merger Sub and the Second Merger Sub. As contemplated by the Merger Agreement, (1) First Merger Sub merged with and into Vertiv Holdings, with Vertiv Holdings continuing as the surviving entity and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Vertiv Holdings merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity and renamed “Vertiv Holdings, LLC.” As a result of the consummation of the Business Combination, (a) the Company directly owns all of the equity interests of Vertiv Holdings, LLC and indirectly owns the equity interests of its subsidiaries and (b) the Vertiv Stockholder, the sole equity owner of Vertiv Holdings prior to the Business Combination, holds 118,261,955 shares of our Class A common stock as of March 9, 2020. In connection with the Business Combination, the registrant changed its name from GS Acquisition Holdings Corp to “Vertiv Holdings Co”. See “Item 1. Business—Business Combination.”

Concurrently with the execution of the Merger Agreement, GSAH entered into the Subscription Agreements with the PIPE Investors pursuant to which the PIPE Investors collectively subscribed for 123,900,000 PIPE Shares for an aggregate purchase price equal to $1,239,000,000. The PIPE Investment was consummated in connection with the consummation of the Business Combination. See “Item 1. Business—Business Combination.”

To further its objective to explore future financing options to optimize its capital structure, on January 31, 2020, Vertiv commenced a process to (i) amend and extend the Prior Asset-Based Revolving Credit Facility and (ii) refinance (a) the indebtedness represented by the Prior Term Loan Facility, (b) the 2022 Senior Notes, (c) the 2024 Senior Notes and (d) the 2024 Senior Secured Notes. In connection with the refinancing process, on January 31, 2020, Vertiv called each of the Prior Notes for conditional redemption on March 2, 2020, in accordance with the respective indentures governing the Prior Notes. In addition, a total of $500,000 principal amount of 2024 Senior Notes were tendered in the change of control offer made in connection with the Business Combination and were repurchased on February 7, 2020.

On the Closing Date and prior to the completion of the refinancing, Vertiv used a portion of the proceeds from the Business Combination, including the PIPE Investment, to repay $176 million of the outstanding indebtedness under the Prior Asset-Based Revolving Credit Facility and approximately $1.29 billion of the outstanding indebtedness under the Prior Term Loan Facility.

On March 2, 2020, Vertiv Holdings Co completed the refinancing by entering into (i) the Amendment to the Prior-Asset Based Revolving Credit Facility, which Amendment extended the maturity of, and made certain other modifications to, the Prior Asset-Based Revolving Credit Facility and (ii) the Term Loan Facility, with the borrowings thereunder used to repay or redeem, as applicable, in full the Prior Term Loan Facility and the Prior Notes. The refinancing transactions reduce Vertiv Holdings Co’s debt service requirements going forward and extend the maturity profile of its indebtedness. For more information regarding the refinancing transactions, see “Item 1. Business—Recent Developments.”

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements (within the meaning of Item 303 of Regulation S-K) as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements (within the meaning of Item 303 of Regulation S-K).

We have not entered into any off-balance sheet financing arrangements (within the meaning of Item 303 of Regulation S-K), established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At December 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On June 7, 2018, we entered into an administrative support agreement pursuant to which we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the year ended December 31, 2019, we incurred expenses of $120,000 for such services. The administrative support agreement was terminated on the Closing Date.

The underwriters of the IPO were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($13,800,000) was paid at the closing of the IPO and 3.5% ($24,150,000) was deferred. The deferred underwriting discount was paid to the underwriters on the Closing Date.

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

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from Earnings Per Share (“EPS”) as the redemption value approximates fair value.

At December 31, 2019, we had outstanding warrants to purchase of up to 33,533,317 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At December 31, 2019, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the year.

Redeemable Shares of Class A Common Stock

All of the 69,000,000 shares of Class A common stock sold as parts of the units in the IPO contain a redemption feature. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we had not specified a maximum redemption threshold at December 31, 2019, GSAH’s Certificate of Incorporation provided that in no event would we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

Accordingly, at December 31, 2019, 65,673,521 of the 69,000,000 shares of our Class A common stock were classified outside of permanent equity at their redemption value.

Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” We incurred offering costs in connection with our IPO of $992,949. These costs, together with the upfront underwriter discount and deferred discount of $37,950,000, were charged to the shares of our Class A common stock and warrants upon the closing of our IPO. The deferred discount was paid on the Closing Date.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. We adopted this guidance as of January 1, 2019. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on our Statement of Cash Flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

As of December 31, 2019, we were not subject to any material market or interest rate risk. The net proceeds of the IPO and the sale of the private placement warrants held in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believed there was no associated material exposure to interest rate risk.

As of December 31, 2019, we had not engaged in any hedging activities since our inception.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vertiv Holdings Co

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GS Acquisition Holdings Corp (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 11, 2020

We have served as the Company’s auditor since 2018.

GS Acquisition Holdings Corp

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$955,457	$835,544
Cash and cash equivalents held in Trust Account	706,486,486	—
Accrued dividends receivable held in Trust Account	918,719	—
Prepaid expenses	692,762	341,424

Total current assets	709,053,424	1,176,968
Cash and cash equivalents held in Trust Account	—	694,883,137
Accrued dividends receivable held in Trust Account	—	1,278,946

Total assets	$709,053,424	$697,339,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and offering costs	$6,602,104	$1,183,089
Deferred underwriting compensation	24,150,000	—
Income tax payable	—	94,439

Total current liabilities	30,752,104	1,277,528
Deferred underwriting compensation	—	24,150,000

Total liabilities	30,752,104	25,427,528

Commitments and contingencies
Class A common stock subject to possible redemption; 65,673,521 and 66,100,835 shares at redemption value at December 31, 2019 and December 31, 2018, respectively	673,301,313	666,911,522

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 3,326,479 and 2,899,165 issued and outstanding (excluding 65,673,521 and 66,100,835 shares subject to possible redemption), at December 31, 2019 and December 31, 2018, respectively	333	290
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 17,250,000 issued and outstanding	1,725	1,725
Additional paid-in capital	—	271,932
Retained earnings	4,997,949	4,726,054

Total stockholders’ equity	5,000,007	5,000,001

Total liabilities and stockholders’ equity	$709,053,424	$697,339,051

See accompanying notes to financial statements

GS Acquisition Holdings Corp

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Revenues	$—	$—	$—
Dividend income	14,245,632	7,407,083	—

General and administrative expenses	(7,743,002)	(1,036,896)	(1,276)

Income (loss) before income tax provision	6,502,630	6,370,187	(1,276)
Provision for income tax	(2,112,834)	(1,339,439)	—

Net Income/ (loss)	$4,389,796	$5,030,748	$(1,276)

Weighted average shares outstanding of Class A common stock	69,000,000	69,000,000	—

Basic and diluted net income per share, Class A	$0.05	$0.06	$—

Weighted average shares outstanding of Class B common stock	17,250,000	17,250,000	17,250,000

Basic and diluted net income per share, Class B	$0.05	$0.06	$(0.00)

See accompanying notes to financial statements

GS Acquisition Holdings Corp

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Stockholders’ Equity
Balance, December 31, 2016	—	$—	17,250,000	$1,725	$326,693	$(303,418)	$25,000
Net loss	—	—	—	—	—	(1,276)	(1,276)
Balance, December 31, 2017	—	$—	17,250,000	$1,725	$326,693	$(304,694)	$23,724
Class A common stock issued	2,804,628	280	—	—	28,046,000	—	28,046,280
Private Placement Warrants issued	—	—	—	—	15,800,000	—	15,800,000
Warrants attached to Class A common stock net of offering costs	—	—	—	—	8,302,250	—	8,302,250
Accretion for Class A common stock to redemption amount	—	—	—	—	(53,148,372)	—	(53,148,372)
Change in Class A common stock subject to possible redemption	94,537	10	—	—	945,361	—	945,371
Net income	—	—	—	—	—	5,030,748	5,030,748

Balance, December 31, 2018	2,899,165	$290	17,250,000	$1,725	$271,932	$4,726,054	$5,000,001
Accretion for Class A common stock to redemption amount	—	—	—	—	(6,545,029)	(4,117,901)	(10,662,930)
Change in Class A common stock subject to possible redemption	427,314	43	—	—	4,273,097	—	4,273,140
Proceeds from sponsor commitment					2,000,000		2,000,000
Net income	—	—	—	—	—	4,389,796	4,389,796

Balance, December 31, 2019	3,326,479	$333	17,250,000	$1,725	$—	$4,997,949	$5,000,007

See accompanying notes to financial statements

GS Acquisition Holdings Corp

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,389,796	$5,030,748	$(1,276)

Change in operating assets and liabilities:
(Increase) decrease in dividend receivable	360,227	(1,278,946)	—
(Increase) in prepaid expenses	(351,338)	(341,424)	—
Decrease in receivable from GS DC Sponsor I LLC	—	25,000	—
Increase in accounts payable	5,419,016	642,932	1,276
Increase (decrease) in accrued tax payable	(94,439)	94,439	—

Net cash provided by /(used in) operating activities	9,723,262	4,172,749	—

Cash flows from financing activities:
Proceeds from sponsor commitment	2,000,000	—	—
Proceeds from sale of Units in Public Offering	—	690,000,000	—
Proceeds from sale of Private Placement Warrants	—	15,800,000	—
Payment of underwriting discounts	—	(13,800,000)	—
Payment of offering costs	—	(454,068)	—
Proceeds from GS DC Sponsor I LLC promissory note	—	300,000	—
Repayment of GS DC Sponsor I LLC promissory note	—	(300,000)	—

Net cash provided by financing activities	2,000,000	691,545,932	—

Increase in cash and restricted cash	11,723,262	695,718,681	—
Cash and restricted cash and cash equivalents at beginning of year	695,718,681	—	—

Cash and restricted cash and cash equivalents at end of year	$707,441,943	$695,718,681	$—

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

All activity for the period from April 25, 2016 (“Inception”) through December 31, 2019 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below and identifying and evaluating prospective acquisition targets for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest or dividend income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below) (Note 4). The Company has selected December 31st as its fiscal year end.

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

The balance in the Trust Account as of December 31, 2019 was $707,405,205, including $918,719 of accrued dividends.

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

At December 31, 2019, the Company had outstanding warrants to purchase of up to 33,533,317 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. At December 31, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of December 31, 2019, the Company held deposits of $955,457 at custodian bank and $706,486,486 in Goldman Sachs Financial Square Treasury Investments Fund, a money market fund managed by an affiliate of the GSAM Member. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820. Dividend income from money market funds is recognized on an accrual basis.

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

Accordingly, at December 31, 2019, 65,673,521 of the 69,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at their redemption value.

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

For the year ended December 31, 2019, the Company recorded income tax expense of $2,112,834, primarily related to dividend income earned on the Trust Account.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. The Company adopted this guidance as of January 1, 2019. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on the Company’s Statement of Cash Flows.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering, or $13,800,000, to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross proceeds (or $24,150,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination. The Deferred Discount has been recorded as a deferred liability on the balance sheet at December 31, 2019 as management has deemed the consummation of an Initial Business Combination to be probable.

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

Sponsor Commitment

On March 11, 2019, the GSAM Member provided the Company with a commitment pursuant to which the GSAM Member agreed that, if funds are needed by the Company through June 12, 2020 to pay ordinary course expenses, the GSAM Member will provide the Company with liquidity of up to an aggregate of $2.0 million. The GSAM Member will not receive any additional interest in the Company in exchange for any such contribution and any liquidity provided under the commitment will be in the form of a contribution with respect to the Sponsor’s Founder Shares. As of September 30, 2019, the Company has received all of the $2.0 million from the GSAM Member pursuant to this commitment.

Administrative Support Agreement

The Company has entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2019, the Company incurred expenses of $120,000 under this agreement.

Note 5—Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 500,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock; provided that only holders of the Founder Shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination. At December 31, 2019, there were 69,000,000 shares of Class A common stock issued and outstanding, of which 65,673,521 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet, and 17,250,000 shares of Class B common stock issued and outstanding. As part of the Public Offering, the Company issued 23,000,000 warrants. The Company has determined that the warrants are accounted for separately from shares of Class A common stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019, there were no shares of preferred stock issued or outstanding.

Note 6—Selected Quarterly Financial Data (unaudited)

Following are the Company’s unaudited quarterly statements of operations for 2019, 2018 and 2017. The Company has prepared the quarterly data on a consistent basis with the audited financial statements included elsewhere in this Annual Report and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report. These quarterly operating results are not necessarily indicative of the Company’s operating results for any future period.

2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	448,988	433,713	850,575	6,009,726
Net income (loss)	2,694,579	2,747,555	2,123,979	(3,176,317)
Basic and diluted earnings (loss) available to Class A common stock	0.03	0.03	0.02	(0.04)
Basic and diluted earnings (loss) available to Class B common stock	0.03	0.03	0.02	(0.04)

2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$788	$122,900	$252,407	$660,801
Net income (loss)	$(596)	$386,382	$2,296,093	$2,348,869
Basic and diluted earnings (loss) available to Class A common stock	$—	$0.00	$0.03	$0.03
Basic and diluted earnings (loss) available to Class B common stock	$(0.00)	$(0.00)	$0.03	$0.03

2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$—	$—	$—	$1,276
Net income (loss)	$—	$—	$—	$(1,276)
Basic and diluted earnings (loss) available to Class A common stock	$—	$—	$—	$—
Basic and diluted earnings (loss) available to Class B common stock	$—	$—	$—	$(0.00)

Note 7— Subsequent Events

The Company has evaluated subsequent events through March 11, 2020, which is the date the financial statements were available to be issued.

On February 7, 2020 (the “Closing Date”), the Company consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of December 10, 2019 (the “Merger Agreement”), by and among the Company, Vertiv Holdings, LLC, a Delaware limited liability company (“Vertiv Holdings”), VPE Holdings, LLC, a Delaware limited liability company (the “Vertiv Stockholder”), Crew Merger Sub I LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“First Merger Sub”), and Crew Merger Sub II LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Second Merger Sub”). As contemplated by the Merger Agreement, (1) First Merger Sub merged with and into Vertiv Holdings, with Vertiv Holdings continuing as the surviving entity (the “First Merger”) and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Vertiv Holdings merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity and renamed “Vertiv Holdings, LLC” (the “Second Merger” and, collectively with the First Merger and the other transactions contemplated by the Merger Agreement, the “Business Combination”).

In connection with the Business Combination, the Company changed its name to Vertiv Holdings Co and changed the trading symbols for its units, each unit representing one share of Class A common stock and one-third of one redeemable warrant to acquire one share of Class A common stock, that were issued in the IPO (less the number of units that have been separated into the underlying shares of Class A common stock and underlying warrants upon the request of the holder thereof), Class A common stock and public warrants on the NYSE from “GSAH.U,” “GSAH” and “GSAH WS,” and to “VERT.U,” “VRT” and “VRT WS,” respectively. As a result of the Business Combination, Vertiv Holdings Co became the owner, directly or indirectly, of all of the assets of Vertiv and its subsidiaries, and the Vertiv Stockholder holds a portion of the Company’s Class A common stock.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting. Pursuant to the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Section 103 of the JOBS Act provides that an emerging growth company is not required to provide an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act for as long as we qualify as an emerging growth company. We are an emerging growth company, and therefore we are not required to include an attestation report of our independent registered public accounting firm on our internal control over financial reporting in this report.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officer and Corporate Governance.

Below is a list of our executive officers and directors and their respective ages and a brief account of the business experience of each of them.

Name	Age	Position
David M. Cote	67	Executive Chairman of the Board
Rob Johnson	53	Chief Executive Officer and Director
Joseph van Dokkum	66	Director
Roger Fradin	66	Director
Jacob Kotzubei	51	Director
Matthew Louie	42	Director
Edward L. Monser	69	Director
Steven S. Reinemund	71	Director
Robin L. Washington	57	Director
David J. Fallon	50	Chief Financial Officer
Giordano Albertazzi	54	President of Europe, Middle East and Africa
Andrew Cole	55	Chief Organizational Development and Human Resources Officer
Colin Flannery	54	General Counsel and Corporate Secretary
Jason M. Forcier	48	Chief Operations Officer and Executive Vice President of Infrastructure and Solutions
Sheryl Haislet	54	Chief Information Officer
John Hewitt	50	President of the Americas
Patrick Johnson	49	Executive Vice President of Information Technology and Edge Infrastructure
Steve Lalla	57	Executive Vice President of Service and Software Solutions
Stephen Liang	61	President of Asia Pacific
Gary Niederpruem	45	Chief Strategy and Development Officer

The directors were nominated pursuant to the director nomination rights set forth in the Stockholders Agreement.

Directors

David M. Cote. Mr. Cote has served as our Executive Chairman of our Board of Directors since February 7, 2020. From April 2018 until the Business Combination, Mr. Cote served as Chief Executive Officer, President and Secretary, and Chairman of the Board of Directors of GSAH. Mr. Cote served as Chairman and Chief Executive Officer of Honeywell from July 2002 to March 2017. Most recently, Mr. Cote was Executive Chairman of the Board at Honeywell until April 23, 2018. He joined Honeywell as President and Chief Executive Officer in February 2002. Prior to joining Honeywell, he served as Chairman, President and Chief Executive Officer of TRW Inc., a provider of products and services for the aerospace, information systems and automotive markets, from August 2001 to February 2002. From February 2001 to July 2001, he served as TRW’s President and Chief Executive Officer and from November 1999 to January 2001 he served as its President and Chief Operating Officer. Mr. Cote was Senior Vice President of General Electric Company and President and Chief Executive Officer of GE Appliances from June 1996 to November 1999. Mr. Cote was a director of the Federal Reserve Bank of New York from March 2014 to March 2018. He previously served as a director of JPMorgan Chase & Co. from July 2007 to July 2013. Mr. Cote was selected to serve on our Board due to his significant leadership experience and his extensive management and investment experience, including in the industrial sector.

Rob Johnson. Mr. Johnson has served as our Chief Executive Officer and one of our directors since February 7, 2020. From December 2016 until the Business Combination, Mr. Johnson served as the Chief Executive Officer of Vertiv and was Vertiv’s first CEO. Prior to that he had been an operating partner at venture capital firm Kleiner Perkins Caufield & Byers (“Kleiner Perkins”) from 2014 to 2016. From 2013 to 2014, Johnson worked in executive positions at Consolidated Container Corporation. Prior to Consolidated Container Company, Mr. Johnson had a five year tenure, between 2008 and 2013, in executive positions at A123 Systems (formerly NASDAQ: AONE), a global manufacturer of lithium ion batteries. On October 16, 2012, A123 Systems voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code and, on January 29, 2013, A123 Systems completed the sale of substantially all of its assets and operations. Mr. Johnson was the Chief Executive Officer of American Power Conversion (formerly NASDAQ: APCC) (“APC”) from 2006 until 2007, where he managed the company’s sale to Schneider Electric (OTC: SBGSY) for $6.1 billion in 2007. Prior to his CEO role at American Power Conversion, Mr. Johnson was a general manager at APC with responsibility for power management, thermal management, IT infrastructure, along with software and controls. Before his roles at APC, Mr. Johnson led Systems Enhancement Corporation, a company he founded to create innovative software and hardware solutions for the data center industry. He sold that company to American Power Conversion in 1997. Mr. Johnson earned a Bachelor of Science and honorary Ph.D. in Engineering Management from The Missouri University of Science and Technology. He was elected into the Engineering Management Academy of Sciences. He served on several boards in the past and is the co-author of “Executing Your Business Transformation,” a guide for companies navigating major changes published in 2010. Rob Johnson is the brother of Patrick Johnson who serves as our Executive Vice President of Information Technology and Edge Infrastructure. Mr. Johnson was selected to serve on our Board due to his knowledge of the data center industry and his experience operating Vertiv for the past 3 years.

Joseph van Dokkum. Mr. van Dokkum has served as one of our directors since February 7, 2020. Mr. van Dokkum is Chairman of Imperative Science Ventures, a venture capital firm focused on science breakthroughs. From 2009 to 2019, he was an Operating Partner with Kleiner Perkins in Menlo Park, CA, where he worked closely with his investment partners and the leadership of their start-up and growth portfolio companies to accelerate commercialization and scale the businesses. Before that, Mr. van Dokkum served for seven years as President of UTC Power, a division of United Technologies Corporation (NYSE: UTX), where he was instrumental in organically growing UTC Power’s power generation products and service offerings, including fuel cells, renewable power solutions and combined cooling, heating and power applications for the commercial building markets. Prior to UTC Power, Mr. van Dokkum was with Siemens (OTC: SIEGY) for 17 years. For the last six of those years, he served as President and Chief Executive Officer of Siemens Power Transmission & Distribution, Inc. During that time he augmented the company’s traditional power equipment, such as switchgear, power breakers, transformers and regulators, with intelligent systems and controls. This effort returned profitability to the business and enabled the expansion of the product portfolio through numerous acquisitions. Mr. van Dokkum serves on the boards of Ionic Materials, Inc., Solidia Technologies, Inc., and TAS Energy, Inc. He earned his Bachelor’s and Master’s Degrees in Electrical Engineering from the Institute of Technology, Albertus Magnus. Mr. van Dokkum was selected to serve on our Board due to his extensive leadership experience and industry knowledge.

Roger Fradin. Mr. Fradin has served as one of our directors since February 7, 2020. From June 2018 until the Business Combination, Mr. Fradin served as one of GSAH’s directors. Mr. Fradin joined Honeywell in 2000 when Honeywell acquired Pittway Corporation. Mr. Fradin served as president and chief executive officer of Honeywell’s Automation and Control Solutions business from January 2004 to April 2014. Mr. Fradin served as vice chairman of Honeywell from April 2014 until his retirement in February 2017. Mr. Fradin is also a consultant for The Carlyle Group and an advisor to Seal Rock Partners. Mr. Fradin received his M.B.A. and B.S. degrees from The Wharton School at the University of Pennsylvania, where he has also served as a member of the faculty. Mr. Fradin is currently a director of L3Harris Technologies Inc. (NYSE: LHX), Resideo Technologies Inc (NYSE: REZI) and Juniper Industrial Holdings, Inc. (NYSE: JIH.U) (“JIH”), and was formerly a director of MSC Industrial Direct Co., Inc. (Nasdaq: MSM) and Pitney Bowes Inc. (NYSE: PBI). Mr. Fradin was selected to serve on our Board due to his deep industrial expertise, specifically in the automation and control solutions sectors, as well as for his experience overseeing acquisitions.

Jacob Kotzubei. Mr. Kotzubei has served as one of our directors since February 7, 2020. Mr. Kotzubei joined Platinum Equity, a private equity firm, in 2002 and is a Partner at the firm. Mr. Kotzubei serves as a director or manager of a number of Platinum Equity’s portfolio companies. Prior to joining Platinum Equity in 2002, Mr. Kotzubei worked for 4.5 years for Goldman Sachs’ Investment Banking Division in New York City. Previously, he was an attorney at Sullivan & Cromwell LLP in New York City, specializing in mergers and acquisitions. Mr. Kotzubei serves on the board of directors of Key Energy Services, Inc. (NYSE: KEG), KEMET Corporation (NYSE: KEM), Ryerson Holding Corporation (NYSE: RYI) and Verra Mobility Corporation (NASDAQ: VRRM). On November 12, 2019, KEMET Corporation announced that it had entered into a definitive agreement to be acquired by Yageo Corporation, a Taiwan-based company, in an all-cash transaction. Mr. Kotzubei received a Bachelor’s degree from Wesleyan University and holds a Juris Doctor from Columbia University School of Law, where he was elected a member of the Columbia Law Review. Mr. Kotzubei was selected to serve on our Board due to his experience in executive management oversight, private equity, capital markets, mergers and acquisitions and other transactional matters.

Matthew Louie. Mr. Louie has served as one of our directors since February 7, 2020. Mr. Louie joined Platinum Equity in 2008 and is a Principal at the firm. Mr. Louie serves on the board of certain Platinum Equity’s portfolio companies. Prior to joining Platinum Equity, Mr. Louie was an investment professional at American Capital Strategies, a middle-market focused private equity firm. Prior to American Capital, Mr. Louie worked in venture capital and growth equity at both Canaan Partners and Agilent Technologies, and in investment banking at Donaldson, Lufkin & Jenrette. Mr. Louie holds undergraduate degrees in both Economics as well as Political Science from Stanford University. He also holds a Master’s degree in Business Administration from Harvard Business School. Mr. Louie was selected to serve on our Board due to his experience related to private equity, capital markets, transactional matters and post-acquisition oversight of operational performance at portfolio companies.

Edward L. Monser. Mr. Monser has served as one of our directors since February 7, 2020. Mr. Monser serves on the board of directors for Air Products & Chemicals, Inc. (NYSE: APD), where he is chairman of the Management Development and Compensation Committee, and Canadian Pacific Railway Limited (TSX: CP) (NYSE: CP), where he is on the Audit and Compensation Committees. From 2010 to 2018, Mr. Monser served as president of Emerson (NYSE: EMR), where he had more than 30 years of experience in senior operational positions and played a key role in its globalization. From 2001 to 2015, he was a member of Emerson’s Office of the Chief Executive and served as its Chief Operating Officer. Mr. Monser is active in promoting international understanding and trade and is vice chairman of the U.S.-India Strategic Partnership Forum. He has served on the advisory Economic Development Board for China’s Guangdong Province, the board of advisors for South Ural State University in Chelyabinsk, Russia and the board of the U.S.-China Business Council, where he was also vice chairman. Mr. Monser received a Bachelor’s Degree in electrical engineering from Illinois Institute of Technology in 1980 and has a Bachelor’s Degree in education from Eastern Michigan University. He is an alumnus of the executive education program at the Stanford University Graduate School of Business. Mr. Monser was selected to serve on our Board due to his extensive experience in key management positions, including at Emerson when Vertiv was part of that company.

Steven S. Reinemund. Mr. Reinemund has served as one of our directors since February 7, 2020. From June 2018 until the Business Combination, Mr. Reinemund served as one of GSAH’s directors. Mr. Reinemund served as Dean of Business at Wake Forest University from July 2008 to June 2014, an organization he joined after a 23-year career with PepsiCo, Inc. (NASDAQ: PEP) (“PepsiCo”). At PepsiCo, Mr. Reinemund served as Executive Chairman from October 2006 to May 2007, and as Chairman and Chief Executive Officer from May 2001 to October 2006. Prior to being Chief Executive Officer, he was PepsiCo, Inc.’s president and chief operating officer from September 1999 to May 2001. Mr. Reinemund began his career with PepsiCo, Inc. in 1984 at Pizza Hut, Inc. and held other positions until he became president and Chief Executive Officer of Frito-Lay’s North American snack division in 1992. He became chairman and Chief Executive Officer of Frito-Lay’s worldwide operations in 1996. Mr. Reinemund was a director of Johnson & Johnson (NYSE: JNJ) from 2003 to 2008 and of American Express Company (NYSE: AXP) from 2007 to 2015. Mr. Reinemund currently serves as a director of Exxon Mobil Corporation (NYSE: XOM), Marriott International, Inc. (Nasdaq: MAR), Walmart Inc. (NYSE: WMT) and Chick-fil-A, Inc. He also serves on the Board of Directors at USNA Foundation. A graduate of the United States Naval Academy in 1970, Mr. Reinemund served five years as an officer in the United States Marine Corps, achieving the rank of Captain. He received an MBA from the University of Virginia, and has been awarded honorary doctorate degrees by Johnson and Wales University and Bryant University. Mr. Reinemund was selected to serve on our Board due to his considerable business leadership roles, mergers and acquisitions experience and his relevant board expertise.

Robin L. Washington. Ms. Washington has served as one of our directors since February 7, 2020. Ms. Washington is the former Executive Vice President and Chief Financial Officer of Gilead Sciences, Inc. (NASDAQ: GILD), a biopharmaceutical company. She held this role from May 2008 until November 1, 2019, the effective date of her retirement as Chief Financial Officer, and remains an advisor to the company until March 1, 2020. From 2006 to 2007, Ms. Washington served as Chief Financial Officer of Hyperion Solutions, an enterprise software company that was acquired by Oracle Corporation in March 2007. Prior to that, she spent nearly 10 years at PeopleSoft, Inc., a provider of enterprise application software, where she served in a number of executive positions, most recently in the role of Senior Vice President and Corporate Controller. Since April 2019, Ms. Washington has served on the board and on the leadership development and compensation committee of Alphabet Inc. (NASDAQ: GOOG), a multinational technology company. Ms. Washington also currently serves as a director of Honeywell International, Inc. (NYSE: HON), a diversified technology and manufacturing company, where she has served since April 2013, and as director of Salesforce.com (NYSE: CRM), a global leader in customer relationship management technology, where she has served since September 2013, where she currently chairs the audit committee. Ms. Washington also serves on the Board of Visitors, Graziadio School of Business and Management, Pepperdine University, the Presidents Council & Ross Business School Advisory Board, University of Michigan and the UCSF Benioff Children’s Hospital Oakland Board of Directors. She is a Certified Public Accountant, and received a B.A. in Business Administration from the University of Michigan and an M.B.A. from Pepperdine University. Ms. Washington was selected to serve on our Board due to her extensive experience in management, operations and accounting in the technology sector, along with her financial expertise.

Executive Officers

David M. Cote. Mr. Cote has served as our Executive Chairman of our Board of Directors since February 7, 2020. Biographical information for Mr. Cote is set forth under “—Directors” above.

Rob Johnson. Mr. Johnson has served as our Chief Executive Officer and one of our directors since February 7, 2020. Biographical information for Mr. Johnson is set forth under “—Directors”above.

David J. Fallon. Mr. Fallon has served as our Chief Financial Officer since February 7, 2020. From July 2017 until the Business Combination, Mr. Fallon served as the Chief Financial Officer of Vertiv and has more than 25 years of experience in financial management with global companies. Prior to joining Vertiv, from 2010 to 2017, Mr. Fallon served as Chief Financial Officer at CLARCOR, Inc. (formerly NYSE: CLC), which was a $1.4 billion filtration company with operations in North America, Europe, Asia, Africa and Australia. From 2009 to 2010, he served as Vice President of Finance for CLARCOR, Inc. CLARCOR, Inc. was purchased by Parker-Hannifin in February 2017. From 2002 to 2009, Mr. Fallon served as Chief Financial Officer and Vice President of Finance for Noble International (formerly NASDAQ: NOBL), which was a $1.1 billion auto supplier with global manufacturing operations. Prior to joining Noble International, he served as Treasury Manager at Textron Automotive from 2000 to 2002, a financial analyst at DaimlerChrysler from 1997 to 2000 and as a senior accountant at Deloitte & Touche from 1991 to 1995. Mr. Fallon earned a Masters of Business Administration Degree from the Wharton School of Business and a Bachelor’s of Science Degree in Business Administration from the University of Dayton. He is certified as a Chartered Financial Analyst® and a Certified Public Accountant (inactive).

Giordano Albertazzi. Mr. Albertazzi has served as our President of Europe, Middle East and Africa since February 7, 2020. From 2016 until the Business Combination, Mr. Albertazzi served as the President of Vertiv in Europe, Middle East and Africa and was responsible for Vertiv’s operations and business development within the region. Mr. Albertazzi began his career at Kone Elevators, where he progressed through operations and product development leadership. He then joined Emerson Network Power in 1998 and held positions with increasing responsibility, including Plant Manager from 1999 to 2001, EMEA Marketing and Product Management Director from 2002 to 2004, and Managing Director for the Italian market unit from 2004 to 2006. In 2006, he was promoted to Vice President Services for the Liebert Europe business. In 2011, Mr. Albertazzi was appointed Vice President Services for the broader Europe, Middle East and Africa region, and in 2014 became Vice President Sales. Mr. Albertazzi holds a Bachelor’s Degree in Mechanical Engineering from the Polytechnic University of Milan as well as a Master’s Degree in Management from Stanford University.

Andrew Cole. Mr. Cole has served as our Chief Organizational Development and Human Resources Officer since February 7, 2020. From January 2017 until the Business Combination, Mr. Cole served as the Chief Organizational Development and Human Resources Officer of Vertiv and was responsible for Vertiv’s strategic direction for organizational design, change management and talent acquisition. His role included leading Vertiv employees through the transition from publicly traded Emerson to privately held Vertiv. Mr. Cole also has responsibility for Global Business Services (GBS) and the continued efficiency gains across Vertiv’s back office operations. Over the last two decades, Mr. Cole has helped several dynamic, high-growth global market leaders succeed. During his career, he has been responsible for the oversight of organizational development and transformation programs across the globe, corporate talent strategy, leadership development and change management for teams of up to 20,000 employees. Prior to Vertiv, from 2016 to 2017, Mr. Cole was the chief human resources and organizational development officer at Lumeris. From 2013 to 2015, he worked at Goldstine Management Group. Mr. Cole has also worked at high-tech companies such as A123 Systems, Schneider Electric and APC. On October 16, 2012, A123 Systems voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code and, on January 29, 2013, A123 Systems completed the sale of substantially all of its assets and operations. Mr. Cole holds a Bachelor’s Degree in Religious Studies and a Master of Science in Management Degree from Regis University.

Colin Flannery. Mr. Flannery has served as our General Counsel and Corporate Secretary since February 7, 2020. From June 2017 until the Business Combination, Mr. Flannery served as the General Counsel of Vertiv. Prior to joining Vertiv, from 2007 to 2017, Mr. Flannery was the General Counsel of Sensus, a multinational Smart Grid Technology corporation, and helped steer the successful sale of that company to Xylem (NYSE: XYL) for $1.7B in October 2016. From 2005 to 2006, Mr. Flannery was the Vice President—Legal of Atos Origin, a multinational IT Services corporation. He was based in Paris and responsible for the company’s legal function in North and South America, the UK and Asia. From 1997 to 2000, Mr. Flannery worked in the legal department of Schlumberger (NYSE: SLB) in Atlanta as the Legal Counsel for its North American metering division. In 2000, he was promoted to be Schlumberger’s General Counsel—South America, based in Brazil, where he was responsible for the legal function of all Schlumberger’s operations in South America. In 2002, he was again promoted within Schlumberger to be responsible for the legal function for Schlumberger’s operations in North and South America. Mr. Flannery began his career as a corporate lawyer with Allens Linklaters (f/k/a Feez Ruthning) in Brisbane, Australia in 1988. After obtaining his Juris Doctor from Georgia State University in 1995, he began working for Troutman Sanders in Atlanta, Georgia until 1997. Mr. Flannery holds Anglo-Australian and US law degrees.

Jason M. Forcier. Mr. Forcier has served as our Chief Operations Officer and Executive Vice President of Infrastructure and Solutions since February 7, 2020. From May 2019 until the Business Combination, Mr. Forcier served as the Chief Operations Officer of Vertiv and, prior to that role, as Executive Vice President of Infrastructure and Solutions of Vertiv since October 2017, where he has global responsibility for manufacturing, operations, supply chain and quality, as well as leading the large infrastructure and solutions lines of business. Prior to joining Vertiv, Mr. Forcier spent eight years at A123 Systems, a global manufacturer of lithium ion batteries, where he was the Chief Executive Officer from 2013 until 2017 and member of the board of management. Mr. Forcier joined and established the automotive business of A123 Systems in 2009 and was a member of the executive management team that led the company through its initial public offering on the NASDAQ. On October 16, 2012, A123 Systems voluntarily filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and, on January 29, 2013, A123 Systems completed the sale of substantially all of its assets and operations. Prior to joining A123 Systems, Mr. Forcier served as Vice President and General Manager of the global electronics business of Lear Corporation (NYSE: LEA) and as the North American President, Automotive Electronics Division of Robert Bosch LLC. Over the course of his 12-year career with Bosch, he was also a co-founder and Chief Executive Officer of ETAS, Inc., a Bosch Subsidiary. Mr. Forcier earned a Bachelor’s Degree in mechanical engineering from GMI Engineering & Management Institute (now Kettering University) and a Master’s Degree in business administration from the University of Michigan.

Sheryl Haislet. Ms. Haislet has served as our Chief Information Officer since February 24, 2020. Prior to joining Vertiv, from October 2015 to September 2019, Ms. Haislet was the Chief Information Officer and Vice President of Information Technology and Digital Office at Adient plc., a $17 billion global automotive seating manufacturer. She also served on Adient’s audit committee. Prior to joining Adient, Ms. Haislet spent twenty-five years with Johnson Controls Inc., a $42 billion diversified technology corporation. At Johnson Controls, Ms. Haislet held a variety of positions of increasing seniority, culminating in her being appointed Chief Information Officer and Vice President of Information Technology, Power Solutions, in October 2014. Ms. Haislet holds an Executive Masters of Business Administration from the Quantic School of Business and Technology, a Graduate Certificate in SAP from Central Michigan University, a Masters in Computer Information Systems from Grand Valley State University and a Bachelor in Arts from the University of Michigan.

John Hewitt. Mr. Hewitt has served as our President of the Americas since February 7, 2020. From October 2017 until the Business Combination, Mr. Hewitt served as President of the Americas of Vertiv, with responsibility for business development and operations in the United States, Central and Latin America and Canada. Mr. Hewitt is a global business executive with more than 25 years of experience leading both high-growth and turnaround businesses through multiple market cycles in the technology and industrial markets. Prior to joining Vertiv, Mr. Hewitt held a variety of global P&L, strategy, business development and financial leadership roles in the United States, EMEA, South America and Asia. In 2017, he served as Vice President and Managing Director at Aptiv PLC (NYSE: APTV), a global technology and mobility company primarily serving the automotive sector. From 2014 to 2016, he served as Senior Vice President and General Manager at TE Connectivity Ltd. (NYSE: TEL), a global industrial technology provider of connectivity and sensor solutions. Mr. Hewitt earned a Bachelor’s Degree in Finance and Accounting from Oklahoma State University and an MBA in International Business from the Thunderbird School of Global Management.

Patrick Johnson. Mr. Johnson has served as our Executive Vice President of Information Technology and Edge Infrastructure (“ITEI”) since February 7, 2020. From November 2017 until the Business Combination, Mr. Johnson served as Vertiv’s Executive Vice President of the ITEI. Mr. Johnson started his career with Systems Enhancement Corporation, which was sold to APC in 1997. Mr. Johnson stayed on with APC for 10 years until it was acquired by Schneider Electric in 2007. From 2010 to 2016, Mr. Johnson was Vice President of Rack Systems at Schneider Electric and was then promoted to Senior Vice President of Datacenter Systems, having responsibility for the product lines of Racks, Rack PDUs, Thermal and Software. In late 2016, Mr. Johnson joined Artesyn Embedded Technologies, where he served as Senior Vice President of Strategic Initiatives. Mr. Johnson earned a Bachelor of Science in Engineering Management from The Missouri University of Science and Technology. Patrick Johnson is the brother of Rob Johnson who serves as our Chief Executive Officer.

Steve Lalla. Mr. Lalla has served as our Executive Vice President of Service and Software Solutions since February 7, 2020. From June 2018 until the Business Combination, Mr. Lalla served as Executive Vice President, Service and Software Solutions of Vertiv, overseeing a global portfolio that includes services and software solutions for power, thermal and industrial products. Mr. Lalla has more than 30 years of experience in the technology industry running businesses that delivered hardware platforms, software and service solutions, as well as data center transformation. Prior to joining Vertiv, from 2013 to 2017, Mr. Lalla was Senior Vice President of the Cloud Client Computing and Data Security business of Dell Corporation (NYSE: DELL). Mr. Lalla grew these businesses through organic investments and strategic acquisitions, resulting in industry leading PC security solutions and virtual desktop solutions for hyper converged data centers. Mr. Lalla began his career at Dell in 2009 as Vice President for the Commercial PC business. Prior to joining Dell, Mr. Lalla led Mass Market Products for Motorola’s (NYSE: MSI) Mobile Devices division from 2002 to 2009. Mr. Lalla holds a Master’s Degree in Business Administration from the Kellstadt Graduate School of Business at DePaul University and a Bachelor’s Degree in economics from the University of Illinois at Urbana-Champaign.

Stephen Liang. Mr. Liang has served as our President of Asia Pacific since February 7, 2020. Mr. Liang previously served as the President of Vertiv in Asia Pacific where he was responsible for Vertiv’s operations and business development in the Asia Pacific region. Mr. Liang began working at Emerson in 1994, when he worked in Astec, a business specializing in power supply solutions for the computing and communications industries. At the beginning, he served as Vice President of Manufacturing Operations in the Philippines and was then promoted to Executive Vice President of Asian Operations in 1998. He then was promoted to President of Emerson Network Power China in 2001, leading the merging of four organizations and migrating R&D and production facilities. In 2009, Mr. Liang became President, Emerson Network Power Asia Pacific, responsible for all of Network Power’s Asia Pacific businesses including China, India and Australia. In 2014, as Group Vice President, Mr. Liang also managed the global telecom business. Mr. Liang holds a Bachelor’s Degree and a Master’s Degree in Mechanical Engineering from the Massachusetts Institute of Technology.

Gary Niederpruem. Mr. Niederpruem has served as our Chief Strategy and Development Officer since February 7, 2020. From 2018 until the Business Combination, Mr. Niederpruem served as the Chief Strategy and Development Officer of Vertiv and was responsible for leading the marketing, strategy and M&A functions. Mr. Niederpruem has more than 20 years of experience in analyzing market trends, engaging customers and setting corporate-wide and business unit offering strategies to align with the market. He has driven strategy and growth initiatives through both organic and inorganic activities. Prior to joining Vertiv, Mr. Niederpruem held a variety of P&L and product management leadership roles at Emerson and Danaher. From 2011 to 2014, Mr. Niederpruem was the General Manager of the Integrated Modular Solutions business and Vice President of Product Management of Emerson (NYSE: EMR). In 2014, he was named Vice President of Global Marketing for Emerson Network Power and, in mid-2016, he assumed oversight for the strategy function serving as Executive Vice President, Marketing, Strategy and Development. Mr. Niederpruem attended John Carroll University where he received a Bachelor’s Degree in Marketing and Logistics. He also has a Master’s Degree in Business from the University of Notre Dame.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that was approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Steven S. Reinemund, Robin L. Washington and Edward L. Monser. Mr. Reinemund serves as the chairman of the audit committee.

Each member of the audit committee is financially literate and our Board has determined that Mr. Steven S. Reinemund qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific management’s discussion and analysis of financial condition and results of operations disclosure;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Roger Fradin, Joseph van Dokkum and Steven S. Reinemund. Mr. Fradin serves as the chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our Board with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Joseph van Dokkum, Roger Fradin and Edward L. Monser. Mr. van Dokkum serves as the chairman of the Nominating Committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to our Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on our Board;

•	developing and recommending to our Board and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of our Board, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, www.vertiv.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our Class A common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

Item 11.	Executive Compensation.

This section describes executive compensation of Vertiv’s directors and named executive officers. None of GSAH’s directors or sole executive officer received any cash compensation for services rendered to GSAH for the fiscal year ended December 31, 2019.

Compensation Discussion and Analysis

Vertiv’s “named executive officers” for the fiscal year ended December 31, 2019 consisted of the following individuals:

•	Robert Johnson, Chief Executive Officer

•	David Fallon, Chief Financial Officer

•	Stephen Liang, President, Asia-Pacific

•	Jason Forcier, Chief Operations Officer and Executive Vice President of Infrastructure & Solutions

•	John Hewitt, President of Americas

2019 Compensation Overview and Objectives

Compensation during 2019 was established primarily with the goals of attracting and retaining talented individuals, as well as motivating executives to achieve the greatest possible returns. Vertiv believes that the fixed aspects of its compensation program—including base salary and benefits—enable it to compensate executives at competitive levels, while annual incentive programs allow Vertiv to pay bonuses based on performance and the achievement of corporate financial goals. Finally, Vertiv’s 2017 Transaction Exit Bonus Plan, as described below, is designed to promote executive retention and directly link the amount of compensation paid to executive officers to value growth.

The compensation reported in this compensation discussion and analysis is not necessarily indicative of how we expect to compensate our named executive officers following the consummation of the Business Combination. In connection with the Business Combination, we adopted the Incentive Plan a copy of which is included as an exhibit to this Annual Report on Form 10-K and we expect to further review, evaluate and modify our compensation framework, which may result in future compensation programs that vary significantly from Vertiv’s historical practices.

Determination of Compensation

During 2019, Vertiv’s board of managers (the “Vertiv Board”) was comprised of individuals appointed by our then controlling member, an entity controlled by private investment funds sponsored by affiliates of Platinum Equity Advisors, LLC (“Platinum Advisors”). Certain other subsidiaries of Vertiv also included managers, directors and/or officers that are employees of Platinum Advisors. Platinum Advisors provided certain corporate advisory services to the Vertiv organization during 2019 pursuant to the services agreement that is described in more detail below under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Vertiv Related Party Transactions.” These services included providing advice in respect of Vertiv’s compensation plans and policies. In connection with setting the compensation for the named executive officers for 2019, Platinum Advisors provided a broad-based overview of current market compensation practices in the industry to the Vertiv Board and the Chief Executive Officer of the Vertiv organization, Mr. Johnson. This advice was based on Platinum Advisors’ prior experience and the compensation programs in place at other companies controlled by affiliates of Platinum Advisors. The Vertiv Board (with respect to Mr. Johnson’s compensation) and Mr. Johnson (with respect to the compensation of the other named executive officers) used this advice as a point of general comparison and did not receive or follow any specific recommendations from Platinum Advisors in setting 2019 compensation. In this regard, in determining the levels and mix of compensation, the Vertiv Board and Mr. Johnson have not generally relied on formulaic guidelines, but rather performed a comprehensive review of each executive’s skills and capabilities and his potential contribution as a member of the executive team. The factors used to determine each executive’s total compensation opportunity for 2019 included:

•	the executive’s skills and capabilities as they relate to the execution of the executive’s role;

•	the size and scope of the executive’s role, in particular the criticality of the position and the potential for value creation;

•	the level and form of compensation that the Vertiv Board and Mr. Johnson determined to be necessary to attract and retain executive leadership familiar with transforming organizations, principally in Vertiv’s industry and at companies with similar size and scope; and

•	alignment of the executive’s individual financial outcomes with stockholder value creation.

During 2019, the Vertiv Board had no formal, regularly scheduled meetings to set its compensation policy. Instead, the Vertiv Board and Mr. Johnson met as circumstances required from time to time.

The protection of competitive and confidential information and the retention of top talent are of the utmost importance to the Vertiv Board and Mr. Johnson. For this reason, Vertiv’s employment agreements with the named executive officers contain confidentiality, non-compete and non-solicitation provisions. In addition, Messrs. Johnson, Fallon, Forcier and Hewitt, who are each employed in the United States where employment is generally at-will, have provisions in their employment agreements that provide for severance benefits following a qualifying termination of employment, which is intended to alleviate concerns about job security that could affect performance and keep the named executive officers focused on their day to day responsibilities. Estimates of the value of the benefits potentially payable under these agreements, and certain statutory entitlements available to the named executive officers located outside of the United States, that may be triggered upon a termination of employment or a change in control are set out below under the caption “Potential Payments upon Termination or Change in Control.”

Neither the Vertiv Board nor Vertiv has made use of compensation consultants or advisors in determining the compensation of the named executive officers in the past, including with respect to 2019 compensation decisions. However, Vertiv engaged Compensia, a national compensation consulting firm, to review and advise on our compensation practices following the Business Combination. Compensia also advised in base salary adjustments made for Mr. Liang, Mr. Forcier and Mr. Hewitt, as discussed below. Our Board intends to use Compensia’s recommendations as one factor in determining the compensation of the named executive officers following the Business Combination. For 2019, the Vertiv Board and Mr. Johnson generally relied on their collective experience, together with the expertise of Platinum Advisors, as well as the Vertiv Board’s perception of current market conditions and analysis of relevant market data, in setting compensation.

Components of Compensation for 2019

The compensation provided to the named executive officers in 2019 consisted of the same elements generally available to Vertiv’s non-executive employees, including base salary, annual incentives, retirement and other benefits. Additionally, certain of the named executive officers participated in medium-term and long-term incentive programs, and received certain perquisites. Each of these elements is described in more detail below.

Base Salary

Vertiv generally established the initial base salaries of the named executive officers through an arm’s-length negotiation at the time of hire, taking into account the executive’s position, responsibilities, qualifications, experience and location, the market for the position and the base salaries of other executive officers. The Vertiv Board generally viewed an appropriate level of base compensation at approximately the median level of market positions. Thereafter, the Vertiv Board and Mr. Johnson (other than with respect to his own compensation) reviewed the base salaries of the executive officers periodically and make adjustments to base salaries as they determine to be necessary or appropriate. The Vertiv Board and Mr. Johnson acknowledge that base salary is one component of a total compensation package that needs to be balanced appropriately for each named executive officer. The following table shows the base salaries in effect as of January 1, 2019 for the named executive officers.

Executive	Annual Salary as of January 2019
R. Johnson	$950,000
D. Fallon	$575,000
S. Liang	$557,004
J. Forcier	$400,000
J. Hewitt	$450,000

During 2019, the Vertiv Board approved the following salary increases to Messrs. Liang, Forcier and Hewitt. The increases were based on previously budgeted merit increases for Messrs. Liang and Hewitt and a promotion for Mr. Forcier from Executive Vice President Infrastructure & Solutions to the Chief Operations Officer and VP Infrastructure & Solutions.

Executive	Annual Salary as of December 31, 2018	Salary Increase (%)	New Annual Salary	New Salary Effective Date
S. Liang	$557,004	6%	$590,424	April 1, 2019
J. Forcier	$400,000	25%	$500,000	June 1, 2019
J. Hewitt	$450,000	4%	$468,000	June 24, 2019

Annual Incentive Plan Bonus Opportunities

During 2019, Vertiv established the 2019 Annual Incentive Plan (the “AIP”), pursuant to which certain individuals in senior management roles, including the named executive officers, were eligible to receive a cash bonus for 2019 based on the achievement of designated financial performance criteria.

Cash bonuses are payable pursuant to the AIP, and no bonuses pursuant to the AIP were to be paid unless Vertiv achieved the threshold performance level set for 2019. The Vertiv Board and Mr. Johnson each generally viewed the use of annual cash bonuses as an effective means to compensate the named executive officers for achieving annual financial goals. Vertiv believes that this alignment of incentives and returns ensures that top leaders are focused on value creation in line with Vertiv’s financial success. For 2019, the target bonus opportunities under the AIP for Messrs. Johnson, Forcier, Fallon and Hewitt were equal to a specified percentage of each named executive officer’s base salary, established pursuant to their employment agreements with Vertiv, as set forth below. Mr. Liang’s target bonus opportunity was equal to the dollar amount specified below (see also the information under the heading “Senior Executive Medium-Term Incentive and Retention Agreement—Mr. Liang”).

Named Executive Officer	2019 Target Bonus Opportunity (as % of Base Salary)	2019 Annual Target Bonus Opportunity ($)
R. Johnson	100%	$950,000
D. Fallon	100%	$575,000
S. Liang	N/A	$231,000
J. Forcier (Effective January 1, 2019)	60%	$240,000
J. Forcier (Effective June 1, 2019)	80%	$400,000
J. Hewitt	65%	$292,500

Each participant was eligible to earn 30% of his target AIP bonus upon threshold performance, 100% of his target AIP bonus upon target performance and 150% of his target AIP bonus upon maximum performance. The target AIP bonus levels were set to reflect the executive’s relative responsibility for the company’s performance and to appropriately allocate the total cash opportunity between base salary and incentive-based compensation.

For 2019, it was determined that a combination of certain performance measures, consisting of total company-wide EBITDAR, controllable cash, SG&A and sales growth. We define these non-GAAP measures below.

•	“EBITDAR” is defined as earnings (loss) from continuing operations before interest expense, income tax expense (benefit), and depreciation and amortization (“EBITDA”), adjusted to exclude certain unusual or non-recurring items, certain non-cash items and other items that are not indicative of ongoing operations and further adjusted for constant currency.

•	“Controllable cash” is calculated as the reduction in past due accounts receivable aged 30 days or greater, measured from December 31, 2018 to December 31, 2019, adjusted for constant currency, plus reduction in GAAP Inventory, net, measured from December 31, 2018 to December 31, 2019, adjusted for constant currency, minus additions to property, plant, equipment, land and construction in process plus additions to capitalized software net of disposals, adjusted for constant currency, minus adjustments to EBITDA used to calculate adjusted EBITDA, adjusted for constant currency.

•	“SG&A” represents GAAP Selling, General and Administrative expenses, adjusted for constant currency.

•	“Sales growth” represents year over year change in GAAP Net Sales, adjusted for constant currency.

These factors were chosen as the appropriate performance measures to motivate Vertiv’s key executives, including the named executive officers, to both maximize earnings and increase utilization of working capital. The 2019 AIP for Messrs. Johnson, Fallon, Liang, Forcier and Hewitt was structured as shown in the table below.

	2019 Annual Incentive Plan Weightings
Executive	Company- wide EBITDAR	Company- wide Controllable Cash	Company- wide SG&A	Company- wide Sales Growth
R. Johnson	50%	20%	20%	10%
D. Fallon	50%	20%	20%	10%
S. Liang	50%	20%	20%	10%
J. Forcier	50%	20%	20%	10%
J. Hewitt	50%	20%	20%	10%

The following table shows threshold, target, maximum and actual levels of achievement for the metrics for all executives:

Metric	Weighting	Performance	Company- wide Targets
Sales Growth	10%	Entry	4,299.0
		Target	4,389.0
		Max	4,479.0

EBITDAR	50%	Entry	520.0
		Target	560.1
		Max	582.0

Controllable Cash	20%	Entry	(110.8)
		Target	(95.8)
		Max	(80.9)

SG&A	20%	Entry	(1,039.0)
		Target	(1,029.4)
		Max	(1,014.0)

In August of 2019, due to company performance through August 2019, management recommended to the Vertiv Board that Vertiv make a prepayment to employees equivalent to 30% of the target payout. Mr. Liang received a payment from the 2018 AIP, and therefore was not included in the early payment. The Vertiv Board approved the payment, and as such, Mr. Johnson, Mr. Fallon, Mr. Forcier and Mr. Hewitt received the following payment:

Executive	30% of Target Payment, Paid in August 2019
R. Johnson	$285,000
D. Fallon	$172,500
J. Forcier	$110,071
J. Hewitt	$89,587

Based on Vertiv’s performance relative to the above targets, NEOs were eligible to receive a payment for the 2019 AIP based on a weighted average payout equal to 115% of their AIP target. The table below sets forth the total 2019 AIP payment for each NEO, which includes the 30% prepayment described above.

Executive	2019 AIP Payout
R. Johnson	$1,092,500
D. Fallon	$661,250
S. Liang	$281,780
J. Forcier	$383,123
J. Hewitt	$343,102

2019 Transformation Bonus Opportunities

Vertiv’s 2019 Transformation Bonus Plan (the “T-Bonus Plan”) was a short-term cash bonus program developed to incentivize key leadership, including each of the named executive officers, to focus efforts on transformational programs aimed at improving the operational and financial performance of Vertiv as it worked towards becoming a publicly traded company. The T-Bonus Plan measured company performance against predetermined financial metrics in a given year and provided a pool of payouts based on those achievements. Once the pool was funded, the actual payout the named executive officer received was determined by the level of completion of their Objectives & Key Results (“OKRs”), as determined by the CEO. Bonuses earned pursuant to the T-Bonus Plan were paid in one payment in the first quarter following the year for which the financial performance is measured, subject to the participant’s continued employment through the payment date and their OKR performance.

A baseline threshold for company achievement ensured that a minimum level of success is achieved before the T-Bonus Plan is funded. Each executive’s T-Bonus target was equivalent to 100% of their base salary. The T-Bonus Plan is funded at 30% upon achievement of threshold performance and at 100% upon achievement of target performance, with straight-line interpolation between such metrics. The target T-Bonus Plan bonus levels were set to reflect the relative responsibility for the company’s performance and to appropriately allocate the total cash opportunity between base salary and incentive-based compensation pursuant to the T-Bonus Plan and the AIP.

The transformation metrics used to measure performance in 2019 for purposes of the T-Bonus Plan were EBITDAR, Controllable Cash and SG&A. These factors were chosen as the appropriate performance measures to motivate key executives, including the named executive officers, to maximize earnings.

Metric	Weighting	Performance	Company- wide Targets
EBITDAR	33.34%	Entry	520.0
		Target	560.1
		Max	582.0
Controllable Cash	33.33%	Entry	(110.8)
		Target	(95.8)
		Max	(80.9)
SG&A	33.33%	Entry	(1,039.0)
		Target	(1,029.4)
		Max	(1,014.0)

Based on Vertiv’s performance relative to the above targets, NEOs were eligible to receive a payment for the 2019 T-Bonus Plan based on a weighted average payout equal to 128% of their T-Bonus target. The table below sets forth the 2019 T-Bonus payment for each eligible NEO.

Executive	2019 T-Bonus Payout
R. Johnson	$1,216,000
D. Fallon	$736,000
S. Liang	$755,743
J. Forcier	$586,696
J. Hewitt	$587,520

Senior Executive Medium-Term Incentive and Retention Agreement—Mr. Liang

Vertiv is a party to a 2017 Senior Executive Medium-Term Incentive and Retention Agreement, as adopted effective January 1, 2017, with Mr. Liang (the “Liang Incentive Agreement”), pursuant to which Mr. Liang is eligible to receive a cash incentive award based 50% on the achievement of company-wide EBITDAR targets for the period commencing on January 1, 2018 and ending on December 31, 2018, or the “First Performance Period,” and for the period commencing on January 1, 2019 and ending on December 31, 2019, or the “Second Performance Period,” and 50% on the achievement of APAC EBITDAR targets for each of the First Performance Period and the Second Performance Period. Mr. Liang’s target incentive opportunity for the First Performance Period and Second Performance Period was set at $1.6 million and $800,000, respectively. If achievement of the applicable performance measure during a performance period is in between threshold and target or in between target and maximum levels, the amount earned for the performance period will be determined using straight-line interpolation. Mr. Liang’s incentive award is payable as soon as practicable following December 31, 2019, but in no event later than March 15, 2020, subject to his continued employment through December 31, 2019.

The following table shows the performance and achievement for the first performance period of Mr. Liang’s incentive program, which performance period ended December 31, 2018:

Metric	Weighting	Threshold Performance	Target Performance	Maximum Performance	Actual Performance	Payout (%)
Company EBITDAR	50%	$ 548.6 million	$ 609.6 million	$ 629.2 million	$ 502.4 million	0%
APAC EBITDAR	50%	$ 140.1 million	$ 155.0 million	$ 165.0 million	$ 174.1 million	150%
Payout as a Percent of Target						75%

Based on the above results, Mr. Liang earned $1.2 million with respect to the First Performance Period, which ended December 31, 2018.

The following table shows the performance targets for the second performance period of Mr. Liang’s incentive program, which ended December 31, 2019.

Metric	Weighting	Threshold Performance	Target Performance	Maximum Performance
Company EBITDAR	50%	$700.0 million	$753.8 million	$775.0 million
APAC EBITDAR	50%	$155.0 million	$175.0 million	$185.0 million

Based on Vertiv’s performance relative to the above metrics, Mr. Liang earned an incentive payment based on a weighted average payout equal to 48.3% of his target, or $386,000 with respect to the Second Performance Period.

While the total amount of the bonus payment with respect to the First Performance Period and the Second Performance Period is $1,586,000, pursuant to agreed upon terms between Mr. Liang and Vertiv, the bonus was subject to reduction by the amount of his Cancellation Payment, which is $741,250, as described below in the “2019 Summary Compensation Table” section.

In addition, the Liang Incentive Agreement provides that Mr. Liang’s incentive award will be subject to a clawback provision, pursuant to which the company’s compensation committee may, in its discretion, require the executive to repay the incentive award payment if Mr. Liang breaches the restrictive covenants under his employment agreement or any other agreement with Vertiv.

Long Term Incentive Bonus

In March 2017, Vertiv adopted the Vertiv Holding Corporation 2017 Transaction Exit Bonus Plan (the “Transaction Exit Bonus Plan”). The purpose of the Transaction Exit Bonus Plan was to provide incentive compensation to key employees, including the named executive officers, by granting cash-settled performance units. The amount that could have been paid to each participant in the plan with respect to the performance units was related to the appreciation following Platinum Equity’s investment in the value of Vertiv as a whole. The performance units matured over a period specified in the applicable award agreement, typically over five years, in each case subject to continued employment through such date and the achievement of enumerated revenue and EBITDA targets. The Transaction Exit Bonus Plan may be altered, amended or terminated by Vertiv at any time. All performance units will terminate upon termination of the Transaction Exit Bonus Plan or expiration on March 31, 2022. Participants in the Transaction Exit Bonus Plan may be entitled to receive compensation for their vested units upon the occurrence of each “qualifying event” that occurs during the participant’s employment with Vertiv or during a short period following the participant’s death.

There are two types of “qualifying events” defined in the Transaction Exit Bonus Plan: (1) a “qualifying sale event” in which there is a sale of some or all of the stock of Vertiv then held by Platinum Equity, but excluding a sale of common stock by Vertiv, and (2) a “qualifying distribution” in which Vertiv pays a cash dividend to Platinum Equity. Upon the occurrence of a “qualifying event,” participants with matured units may receive a cash amount equal to the difference between: (i) the value of the performance units on the date of the “qualifying event” (determined as described below), and (ii) $7.76 (the current Per Unit Reduction Value of each performance unit, which may be adjusted from time to time as described below).

The actual value of a performance unit in connection with a “qualifying sale event” is derived by dividing the net purchase price by 100 million and the actual value of a performance unit in connection with a “qualifying distribution event” is derived by dividing the amount of such dividend or distribution to Platinum Equity, net of any and all withholdings, by 100 million. If the Per Unit Reduction Value at the time of a qualifying event is greater than the value of the performance units on the date of any qualifying event, the holders of the matured performance units will not receive any proceeds, and instead the Per Unit Reduction Value will automatically be reduced by the actual value per performance unit. The new Per Unit Reduction Value will then be used to determine the amount payable to a participation unit holder in connection with any subsequent qualifying event. It was expected that any payouts under the Transaction Exit Bonus Plan would be settled in cash.

For the named executive officers, other than Mr. Johnson, upon a termination of employment, with or without cause, units are forfeited, except in the case of death, as described in the Transaction Exit Bonus Plan. If Mr. Johnson’s employment is terminated without cause, he retains his then-matured performance units, ten percent of which will be forfeited each year following the date of such termination of employment. As of December 31, 2019, Messrs. Johnson, Fallon, Forcier, Hewitt and Liang each held the following performance units.

Name	Grant Date	Vesting Commencement Date	Number of Units	Current Per Unit Reduction Value
Robert Johnson	March 27, 2017	January 1, 2017	800,000	$7.76
David Fallon	October 30, 2017	July 31, 2017	175,000	$7.76
Jason Forcier	December 7, 2017	October 2, 2017	150,000	$7.76
John Hewitt	December 7, 2017	October 2, 2017	100,000	$7.76
Stephen Liang	June 15, 2017	January 1, 2017	100,000	$7.76
	October 30, 2017	January 1, 2017	25,000	$7.76

Subject to continuous employment through the applicable maturity date, the performance units granted to the named executive officers in 2017 mature in five substantially equal installments on each of the first five anniversaries following the applicable vesting commencement date, provided that each of the award agreements with the named executive officers provide that, upon a qualifying event that involves all or substantially all of the common stock or assets of Vertiv, all of the performance units granted to such named executive officer will fully mature as of the date of such qualifying event. The number of performance units that will actually vest on each maturity date is dependent on Vertiv’s achievement of the revenue and EBITDAR targets set forth below (as may be adjusted from time to time by the Board to reflect the impact of extraordinary events) as of the applicable maturity date, with 50% vesting based on achievement of the revenue target for the immediately preceding fiscal year and 50% vesting based on the achievement of the EBITDAR target for the immediately preceding fiscal year. In the event one or more targets are not met with respect to a given calendar year, or the “base year,” but both targets are met with respect to the calendar year following such base year, or the “catch-up year”, the previously unmatured performance units from the base year will mature as of the January 1st immediately following the catch up year.

Maturity Date	Prior Year’s Revenue Target ($)	Prior Year’s EBITDAR Target(1) ($)
First Anniversary of Vesting Commencement Date	4,356,918,000	594,683,000
Second Anniversary of Vesting Commencement Date	4,435,782,000	697,592,000
Third Anniversary of Vesting Commencement Date	4,518,723,000	753,837,000
Fourth Anniversary of Vesting Commencement Date	4,624,542,000	814,374,000
Fifth Anniversary of Vesting Commencement Date	4,745,700,000	834,222,000

(1)	EBITDAR is a non-GAAP measure that is defined as EBITDA adjusted to exclude certain unusual or non-recurring items, certain non-cash items, foreign currency effects from intercompany loans and other items that are not indicative of ongoing operations.

In connection with the consummation of the Business Combination, Vertiv entered into acknowledgement and release agreements pursuant to which each named executive officer agreed that the Business Combination did not constitute a “qualifying event” under the Transaction Exit Bonus Plan and, subject to the named executive officer’s continued employment through the consummation of the Business Combination and agreement to a release of claims in favor of Vertiv and its successors and affiliates, including any rights under the Transaction Exit Bonus Plan, the named executive officer was entitled to receive a cash bonus (the “Cancellation Payment”), payable within thirty days following the Business Consummation, in the amounts set forth below.

Name	Cancellation Payment ($)
Robert Johnson	4,104,000
David Fallon	1,047,750
Jason Forcier	769,500
John Hewitt	713,000
Stephen Liang	741,250

Each named executive officer elected to reinvest a portion of the Cancellation Payments in shares of the Company pursuant to the subscription agreements described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—GSAH’s Related Party Transactions—Management Subscription.”

2020 Fiscal Year Compensation Changes

On December 8, 2019, the Board of Directors of GSAH approved the compensation arrangements for Vertiv’s named executive officers, effective as of the closing of the Business Combination, as described below.

The Board of Directors of GSAH also approved stock ownership guidelines for Company officers and non-employee directors, as described below under “Director Compensation.”

Executive Offer Letters

On or following the closing of the Business Combination, Vertiv shall enter into new offer letters with each executive officers, which provides for annual base salary, annual bonus opportunities and initial equity awards as set forth below. The executive offer letters, once executed, will supersede and replace each named executive officer’s current employment and other letter agreements.

Name	Base Salary ($)	Annual Bonus Opportunity ($)	Restricted Stock Units ($)(1)	Stock Options ($)(2)	Total ($)
Robert Johnson	950,000	950,000	8,000,000	1,400,000	11,300,000
David Fallon	575,000	575,000	1,750,000	860,000	3,760,000
Jason Forcier	500,000	400,000	1,400,000	750,000	3,050,000
John Hewitt	468,000	304,000	1,400,000	1,000,000	3,172,000
Stephen Liang	588,000	247,000	1,400,000	600,000	2,835,000

(1)	Each RSU vests in cumulative installments of 25% on the first, second, third and fourth anniversaries of the date of grant; provided, that they vest in full upon termination of employment due to death or disability and provide for continued vesting upon retirement. In addition, upon a termination without cause, any unvested RSUs scheduled to vest during the six month period following termination, shall vest on the applicable scheduled vesting dates. It is expected that the RSUs will be granted upon the effective date of the Form S-8 to be filed on or about 60 days following the closing of the Business Combination.

(2)	Each option was granted on February 7, 2020 and vests in four equal annual cumulative installments of 25% on each anniversary of the date of grant; provided, that they vest in full upon termination of employment due to death or disability and provide for continued vesting upon retirement. In addition, upon a termination without cause, any unvested options scheduled to vest during the six month period following termination, shall vest on the applicable scheduled vesting dates. The number of shares subject to the option were determined by dividing the aggregate dollar amount set forth opposite each executive officer’s name in the table above by a Black-Scholes value of $4.14. As a result, the number of shares subject to the options granted to Messrs. Johnson, Fallon, Forcier, Hewitt and Liang was 338,164 shares, 207,729 shares, 181,159 shares, 241,545 shares and 144,927 shares, respectively.

In addition, each named executive officer is eligible for severance pursuant to the terms of the Employment Policy and the change in control severance and other benefits pursuant to the CIC Plan, each as described below.

Employment Policy

If a named executive officer’s employment with the Company is terminated without cause or by the executive for good reason (each as defined in the Employment Policy), then in addition to accrued obligations through the termination date, provided that the named executive officer executes and does not revoke a release, each named executive officer shall be eligible for the following severance benefits: (i) a cash payment equal to one times the sum of the executive’s annual rate of base salary immediately prior to the termination of employment and target annual bonus, to be paid in installments over twelve months in accordance with the Company’s normal payroll policies; (ii) any earned and unpaid annual bonus for the fiscal year preceding the fiscal year in which the termination occurs; and (iii) reimbursement of COBRA continuation coverage costs for twelve months.

In addition, each named executive officer is subject to standard restrictive covenants, including non-competition and non-solicitation covenants for twelve months.

To the extent that the payment and benefits to be provided under the executive employment policy or other Company plan or agreement would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code on excess parachute payments within the meaning of Section 280G of the Internal Revenue Code, the payments will be reduced to the extent necessary so that no portion will be subject to the excise tax if, with such reduction, the net after-tax benefit received by the executive exceeds the net after-tax benefit that would be received by the executive if no such reduction was made.

Change of Control Plan

The Executive Change of Control Plan (the “CIC Plan”) provides severance benefits to certain senior employees of the Company, including the named executive officers, upon certain terminations of employment from the Company in connection with a change of control of the Company (as defined in the CIC Plan). In the event of a change of control of our Company, the executive must also either (i) be involuntarily terminated other than for cause (as defined in the CIC Plan), or (ii) initiate the termination of his or her own employment for good reason (as defined in the CIC Plan). Additionally, either qualifying termination event must occur during the period that is ninety (90) days immediately prior to the change of control and twenty-four months following such change of control (the “Change of Control Period”).

If such termination occurs during the Change of Control Period, the executive would be entitled to (i) lump-sum cash payments equal to then current base salary plus annual target bonus multiplied by a specified multiplier based on the executive’s position and level (and as set forth in the table below); (ii) a lump-sum cash payment equal to the executive’s annual target bonus during the fiscal year of termination, prorated based on the number of days worked by the executive during such fiscal year; and (iii) a lump-sum cash payment equal to the executive’s actual bonus accrued in the fiscal year prior to the year of termination, but not yet paid. The executive would also be entitled to (i) full vesting on an accelerated basis of any of the executive’s unvested long-term incentive awards, and (ii) COBRA continuation coverage for a designated period based on the executive’s position and level (and as set forth in the table below). The CIC Plan does not provide executives with an excise tax gross-up.

Severance benefits provided under the CIC Plan are conditioned on the executive executing a full release of claims and certain confidentiality, non-competition and non-solicitation covenants in favor of the Company. The right to continued severance benefits under the plan ceases in the event of a violation of such covenants, and the non-competition and non-solicitation covenants govern for a period of at least twelve months, or longer depending on the executive’s position and level, following any termination of executive’s employment. In addition, we would seek to recover severance benefits already paid to any executive who violates such restrictive covenants.

Applicable Severance Factor	• 3x for Mr. Johnson • 2x for Messrs. Fallon, Forcier, Hewitt and Liang

COBRA Continuation Period	Reimbursement of COBRA continuation coverage costs for 18 months

Duration of Restrictive Covenants	18 months

Retirement Benefits

Vertiv’s tax-qualified employee savings and retirement plan (the “401(k) Plan”) covers certain full- and part-time employees in the United States, including Messrs. Johnson, Fallon, Forcier and Hewitt. Under the 401(k) Plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The Vertiv Board believes that the 401(k) Plan provides an important and highly valued means for employees to save for retirement. In January and February 2019, Vertiv matched two-thirds of the first 6% of the named executive officers’ eligible base salary, and beginning in March 2019, Vertiv matched 50% of the first 6% of the named executive officers’ eligible base salary. In addition, based on Vertiv’s U.S. profits, eligible employees in the U.S. may receive a discretionary, annual profit-sharing contribution to their 401(k) Plan accounts. No profit sharing contribution was made in 2019. Messrs. Johnson, Fallon, Forcier and Hewitt each participated in the 401(k) Plan on the same terms as Vertiv’s other employees in 2019.

Mr. Liang received pension contributions under a local retirement plan. Mr. Liang participates in Vertiv’s Hong Kong defined contribution Occupational Retirement Scheme Ordinance (the “ORSO”), which is a retirement program available to Vertiv’s Hong Kong employees generally, including Mr. Liang. Under the ORSO, a participant contributes 5% of his or her base salary and Vertiv contributes an amount equal to 10% of the participant’s base salary to the ORSO. In accordance with regulation and local practice, individuals with service in Vertiv of more than 10 years, such as Mr. Liang, may withdraw all contribution amounts attributable to both employee and employer contributions upon a termination of employment for any reason.

Other Benefits and Perquisites

All of the named executive officers in the United States were eligible for coverage under Vertiv’s health insurance programs, including medical, dental and vision, a health savings account and flexible spending accounts. Additionally, the named executive officers were eligible for life insurance, short- and long-term disability benefits and paid time off.

Vertiv has provided certain of the named executive officers perquisites as a means of providing additional compensation through the availability of benefits that are convenient for the executives to use when faced with the demands of their positions. The Vertiv Board considers whether, and to what extent, it may be appropriate for the named executive officers to receive such perquisites based on the individual demands of their respective positions.

In addition, Vertiv provides Mr. Liang (i) reimbursement of country club membership fees, (ii) a cash housing allowance, (iii) statutory Hong Kong social insurance payments, and (iv) reimbursement for fees paid in connection with the filing of his U.S. and Hong Kong tax returns which have not yet been determined as of the date of this filing.

Employment Agreements

Vertiv is party to employment agreements with each of the named executive officers that govern their employment with Vertiv. The terms of the employment agreements are described in more detail in the “Narrative Relating to Summary Compensation Table and Grants of Plan-Based Awards Table” section below. The Vertiv Board believes that employment agreements with the named executive officers are valuable tools to both enhance Vertiv’s efforts to retain these executives and to protect Vertiv’s competitive and confidential information. The estimates of the value of the benefits potentially payable under these agreements upon a termination of employment or change in control are set out below under the caption “Potential Payments upon Termination or Change in Control.”

2019 Summary Compensation Table

The following table shows compensation of the named executive officers for fiscal years 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change In Pension And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Robert Johnson	2019	950,000	—	2,308,500	—	37,144	3,295,644
Chief Executive Officer
	2018	901,923	450,000	192,000	—	20,580	1,564,503

David Fallon	2019	575,000	—	1,397,250	—	40,307	2,012,557
Chief Financial Officer
	2018	502,885	128,250	48,000	—	18,752	697,887

Stephen Liang(3)	2019	590,424	—	1,882,273	—	275,268	2,747,965
President, Asia-Pacific
	2018	557,004	—	149,688	—	622,970	1,329,662

Jason Forcier	2019	455,769	—	969,819	—	11,003	1,436,591
Chief Operations Officer and Executive Vice President of Infrastructure and Solutions
	2018	400,000	150,000	48,000	—	9,023	607,023

John Hewitt	2019	459,000	—	930,623	—	21,909	1,411,532
President of Americas
	2018	450,000	90,000	48,000	—	145,772	733,772

(1)	The amounts reported in this column with respect to 2019 represent the bonuses paid to (i) each named executive officer related to the 2019 AIP, (ii) each named executive officer related to the 2019 Transformation Bonus Plan, and (iii) Mr. Liang, pursuant to the Liang Incentive Agreement, which has been reduced by the amount of his Cancellation Payment of $741,250, as described below in the “Business Combination-Related Compensation” section.

(2)	The amounts shown in this column include the cost of the following perquisites and other benefits received by the named executive officers:

(a)	Robert Johnson. The amounts represent matching contributions to tax-qualified retirement plan during 2019 equal to $11,200, plus expenses related to housing in Columbus, Ohio while he was in town for business equal to $25,944.

(b)	David Fallon. The amounts represent matching contributions to tax-qualified retirement plan during 2019 equal to $11,200, country club dues equal to $10,452, and plus expenses related to commuting between Tennessee and Ohio equal to $18,654.

(c)	Stephen Liang. The amounts represent (i) payment of $4,135 in respect of country club membership fees, (ii) a cash housing allowance of $197,834 (paid in HKD), (iii) statutory Hong Kong social insurance payments totaling $12,953, (iv) a tax service fee not yet incurred for 2019 taxes to be paid in connection with the filing of his U.S. and Hong Kong tax returns, and (v) the employer portion of the contribution to his ORSO pension account equal to $60,346.

(d)	Jason Forcier. This amount represents matching contributions to the tax-qualified retirement plan during 2019 equal to $11,003.

(e)	John Hewitt. The amounts represent matching contributions to tax-qualified retirement plan during 2019 equal to $10,770, and annual country club dues of $11,138.

(3)	Mr. Liang’s cash compensation was generally denominated in United States dollars, other than all of the compensation reflected in the “All Other Compensation” column, which was denominated in the Hong Kong dollar and was converted to U.S. dollars using the December 31, 2019 year-to-date 2019 average exchange rate of 0.1276 U.S. dollars per Hong Kong dollar.

Grants of Plan-Based Awards

			Estimated Possible Payouts Under
			Non-Equity
			Incentive Plan Awards
			Threshold	Target	Maximum
	Plan	Grant Date	($)	($)	($)
Robert Johnson	Annual Incentive Plan	1/1/2019(1)	285,000	950,000	1,425,000
	Transformation Bonus Plan	1/1/2019(2)	285,000	950,000	1,425,000

David Fallon	Annual Incentive Plan	1/1/2019(1)	172,500	575,000	862,500
	Transformation Bonus Plan	1/1/2019(2)	172,500	575,000	862,500

Jason Forcier	Annual Incentive Plan	1/1/2019(1)	99,945	333,150	499,725
	Transformation Bonus Plan	1/1/2019(2)	136,731	455,769	683,654

John Hewitt	Annual Incentive Plan	1/1/2019(1)	91,260	304,200	456,300
	Transformation Bonus Plan	1/1/2019(2)	137,700	459,000	688,500

Stephen Liang	Annual Incentive Plan	1/1/2019(1)	69,300	231,000	346,500
	2017 Senior Executive Medium-Term Incentive and Retention Agreement	1/1/2019(3)	240,000	800,000	1,200,000

(1)	Represents the threshold, target and maximum value of annual incentive awards that could have been earned by the named executive officers under the Annual Incentive Plan for the year ended December 31, 2019. For a discussion of the terms of the AIP and the amounts earned thereunder by the named executive officers for 2019, see “Compensation Discussion and Analysis—Components of Compensation for 2019—Annual Incentive Plan Bonus Opportunities” above.

(2)	Represents the threshold and maximum value of annual incentive awards that could have been earned by the named executive officers (other than Mr. Liang) under the T-Bonus Plan for the year ended December 31, 2019. For a discussion of the terms of the T-Bonus Plan, see “Compensation Discussion and Analysis—Components of Compensation for 2019—Transformation Bonus Opportunities” above.

(3)	Represents the threshold, target and maximum value of incentive awards that could be earned by Mr. Liang under the Liang Incentive Agreement. For a discussion of the terms of the Liang Incentive Agreement, see “Compensation Discussion and Analysis—Components of Compensation for 2019—Senior Executive Medium-Term Incentive and Retention Agreement” above.

Narrative Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Named Executive Officers in Effect for FY2019

Robert Johnson. During 2019, Vertiv was party to an employment agreement with Mr. Johnson, which sets forth his annual base salary, and an annual cash bonus opportunity equal to 100% of his base salary for target-level achievement of annual performance criteria, established by the Vertiv Board pursuant to the AIP, up to a maximum of 150% of his base salary for above-target performance. Mr. Johnson’s employment agreement also provided that his annual bonus would be equal to no less than 50% of his base salary for 2019. In addition, Mr. Johnson is eligible for four (4) weeks of vacation annually as well as company-provided living accommodations within 25 miles of Vertiv’s customer and technology headquarters. Mr. Johnson’s employment agreement also subjects him to a confidentiality provision and one-year post-termination non-competition and non-solicitation covenants.

If Mr. Johnson’s employment was terminated by us without cause or by him for good reason (each, as defined in the employment agreement) in 2019, subject to his execution and non-revocation of a general release of claims, he would have been entitled to (i) continued receipt of his base salary, payable in installments generally in accordance with normal payroll practices, for a 12 month period following such termination and (ii) an amount equal to the greater of (x) his target annual bonus for the year of termination and (y) the annual bonus paid to him for the year immediately preceding the year of termination, in each case payable in the first regularly scheduled payroll period following the 12 month anniversary of the termination date. In addition, if Mr. Johnson’s employment was terminated due to his death or disability, subject to his (or his estate’s) execution and non-revocation of a general release of claims in favor of us and Vertiv’s affiliates with respect to any such termination due to a disability, he would have been entitled to an amount equal to 50% of his target annual bonus for the year such termination occurs.

David Fallon. During 2019, Mr. Fallon’s employment was governed by a letter agreement, dated June 12, 2017, with Mr. Fallon, which set forth his annual base salary, and an annual bonus opportunity equal to 65% of his base salary for target-level achievement of performance criteria established under the AIP. If Mr. Fallon’s employment was terminated by us without cause, subject to his execution and non-revocation of a general release of claims, he would have been entitled to (i) continued payment of his base salary for nine months following such termination, and (ii) a lump sum payment equal to three months’ salary. Mr. Fallon has also executed an agreement subjecting him to a confidentiality provision and one-year post-termination non-competition and non-solicitation covenants.

Jason Forcier. During 2019, Mr. Forcier’s employment was governed by a letter agreement, dated June 17, 2019, which set forth his annual base salary, and an annual bonus opportunity equal to 80% of his base salary for target-level achievement of performance criteria established under the AIP. Under such agreement, if Mr. Forcier’s employment was terminated by us in 2019, subject to his execution and non-revocation of a general release of claims, he would have been entitled to (i) continued payment of his base salary for fifty-two weeks following such termination, and (ii) a lump sum payment equal to 100% of his AIP target bonus. Mr. Forcier has also executed an agreement subjecting him to a confidentiality provision and one-year post-termination non-competition and non-solicitation covenants.

John Hewitt. During 2019, Mr. Hewitt’s employment was governed by a letter agreement, dated August 16, 2017, which sets forth his annual base salary, and an annual bonus opportunity equal to 65% of his base salary for target-level achievement of performance criteria established under the AIP. Mr. Hewitt has also executed an agreement subjecting him to a confidentiality provision and one-year post-termination non-competition and non-solicitation covenants.

Stephen Liang. During 2019, Mr. Liang’s employment was governed by a letter agreement, dated November 22, 2018, with Vertiv (Hong Kong) Holdings Limited, which sets forth his annual base salary, and an annual bonus opportunity currently equal to $231,000 for target-level achievement of performance criteria established under the AIP. Pursuant to Mr. Liang’s letter agreement, he was entitled to receive $129,000 HK ($197,834 USD) per month as part of a cash housing program that expired on September 30, 2019. Mr. Liang’s letter agreement also provided for the following in 2019: club membership fees; a payment to cover a round-trip business class air ticket from Hong Kong to Boston, Massachusetts for himself and his direct dependents; company-paid medical and dental insurance for himself and his dependents; and life and personal accident insurance. Additionally, Mr. Liang is entitled to 21 working days annual leave. Mr. Liang’s agreement also provides for his participation in ORSO, the Hong Kong statutory pension plan, pursuant to which Vertiv makes monthly contributions equal to 10% of his monthly base salary. If Mr. Liang’s employment was terminated in 2019 other than by Vertiv for cause, he would have been entitled to six months’ notice or payment in lieu of notice. Mr. Liang’s letter agreement subjects him to a confidentiality provision and one-year post-termination non-competition and non-solicitation covenants.

Bonuses

During 2019, Vertiv maintained the Vertiv Annual Incentive Plan and the Transformation Bonus Plan, in each case, pursuant to which cash incentive awards may be made to the named executive officers. Vertiv has also paid certain discretionary bonuses to the named executive officers. For a summary of the Annual Incentive Plan, the Transformation Bonus Plan and the discretionary bonuses paid with respect to 2019, see “Compensation Discussion and Analysis—Components of Compensation for 2019” above.

Retirement Plans and Other Perquisites

Vertiv maintains certain retirement benefit plans and provide the named executive officers with certain benefits and perquisites. For a summary of such plans and benefits, see “Compensation Discussion and Analysis—Components of Compensation for 2019—Retirement Benefits” and “Compensation Discussion and Analysis—Components of Compensation for 2019—Perquisites and Other Benefits” above.

Potential Payments Upon Termination or Change in Control

Each of the named executive officers has entered into agreements, the material terms of which have been summarized above under the caption “Narrative relating to summary compensation table and grants of plan-based awards table.” Upon certain terminations of employment, the named executive officers (employed as of December 31, 2019) are entitled to payments of compensation and certain benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer who was employed as of December 31, 2019 in the event of a (i) termination without cause, (ii) termination for good reason, or (iii) termination by reason of the executive’s death or disability. Performance units granted pursuant to the Transaction Exit Bonus Plan had no value as of December 31, 2019 and therefore are not included in the table below. For a summary of the Transaction Exit Bonus Plan, see “Compensation discussion and analysis—Components of Compensation for 2019—Long Term Incentive Bonus” above. The amounts shown assume that the applicable triggering event occurred on December 31, 2019 and, therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Reason for termination	Cash payment ($)
Robert Johnson	Without Cause	1,900,000	(1)
	Good Reason	1,900,000	(1)
	Death or Disability	950,000	(2)

David Fallon	Without Cause	575,000	(3)
	Good Reason	—
	Death or Disability(3)	—

Jason Forcier	Without Cause	900,000	(4)
	Good Reason	—
	Death or Disability	—

John Hewitt	Without Cause	468,000	(3)
	Good Reason	—
	Death or Disability	—

Stephen Liang	Without Cause	335,212	(5)
	Good Reason	335,212	(5)
	Death or Disability	335,212	(5)

(1)	Consists of (i) continued payment of Mr. Johnson’s base salary, currently $950,000 annually, payable in installments generally in accordance with normal payroll practices, for a 12 month period following such termination and (ii) an amount equal to the greater of (x) his target annual bonus for the year of termination, which was $950,000, and (y) the annual bonus paid to him for the year immediately preceding the year of termination, which was $450,000, in each case payable in the first regularly scheduled payroll period following the 12 month anniversary of the termination date.

(2)	Consists of Mr. Johnson’s target annual bonus for the year of termination.

(3)	Consists of (i) continued payment of base salary for nine months following such termination, and (ii) a lump sum payment equal to three months’ salary.

(4)	Consists of continued payment of (i) base salary for twelve months following such termination, and (ii) a lump sum payment equal to a target AIP payment.

(5)	Consists of (i) six months’ notice or payment in lieu of notice and (ii) payment of expenses for repatriation to the United States in accordance with company policy, estimated to be approximately $40,000.

Director Compensation

Director Compensation Policy

For 2019, the Vertiv Board was comprised of Bryan Kelln, Jacob Kotzubei and Edward L. Monser. These individuals received no cash, equity or other non-equity compensation for services rendered. At all times during such period, Mssrs. Kelln and Kotzubei were employed and compensated exclusively by Platinum Equity. Mssrs. Kelln and Kotzubei provided services to Vertiv pursuant to the terms of the services agreement, and Vertiv compensated Platinum Equity for these and other services through the payment of an advisory fee. Please see ““Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a discussion of the terms of the services agreement. During the relevant period, Mssrs. Kelln and Kotzubei did not perform services exclusively or predominately for Vertiv and instead provided services across Platinum Equity Advisors’ entire business and portfolio. As a result, Platinum Equity Advisors cannot segregate or identify the portion of the compensation awarded to, earned by or paid to Mssrs. Kelln and Kotzubei that relates to their respective services to Vertiv and no portion of the compensation awarded to, earned by or paid to Mssrs. Kelln and Kotzubei relate solely to their service to us. Vertiv currently has no other formal arrangements under which directors receive compensation for service to the board of directors or its committees.

All Other Compensation

Vertiv’s policy is to reimburse directors for reasonable and necessary out-of-pocket expenses incurred in attending board and committee meetings or performing other services in their capacities as directors. Vertiv does not provide tax gross-up payments to members of the Vertiv Board. The Vertiv Board expects to review director compensation periodically to ensure that the director compensation package remains competitive such that Vertiv is able to recruit and retain qualified directors.

Stock Ownership Guidelines for Company Directors and Officers

Pursuant to the policy adopted by the Board on December 8, 2019, our directors are expected to own Company stock with a value equal to five times their cash retainer. Our officers and are expected to own Company stock based on the following multiple-of-salary ownership threshold guidelines.

Salary Level	Guidelines

• Chief Executive Officer	5 times Salary

• Chief Financial Officer and other "named executive officers" (as defined in Item 402(a)(3) of Regulation S-K)	3 times Salary

• All other Section 16 officers	2 times Salary

A director or officer is expected to comply with the minimum investment guidelines within five years after election or appointment as a director or appointment as an officer. For purposes of satisfying the requirements of the stock ownership guidelines, “ownership” includes stock owned privately, shares (or equivalent shares) awarded to, or purchased by, a director or officer pursuant to a qualified or non-qualified benefit or savings plan, or shares held through a partnership, trust, limited liability company or other investment vehicle that is majority owned or controlled by the director or officer. Stock option awards or any other unvested awards that have been granted but have not yet been exercised do not count toward meeting the minimum ownership guidelines. Upon exercise, however, the net shares retained do count toward the minimum ownership requirements. Directors and officers may not sell or dispose of any Company stock that they own outright or any net shares attributable to stock option exercises or the vesting of RSUs until they satisfy the minimum ownership guidelines. In addition, each director or officer must hold net shares attributable to stock option exercises or the vesting of RSUs for at least one year, regardless of whether the multiple-of-salary ownership threshold guidelines have been met. Directors and officers may only sell Company stock during open window periods under the Company Securities Trading Policy and must notify and receive clearance prior to executing any stock sales or option exercises.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of shares of the Company’s Class A common stock as of March 9, 2020 by:

•	each person who is known to be the beneficial owner of more than 5% of the Company’s outstanding Class A common stock;

•	each of the Company’s executive officers and directors; and

•	all executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed below has sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owners(1)	Number of Shares	Ownership Percentage (%)
5% Holders (Other than Directors and Executive Officers)
VPE Holdings, LLC (the Vertiv Stockholder)(2)	118,261,955	36.01%
Alyeska Investment Group, L.P.(3)	18,435,366	5.60%
Eminence Capital, LP(4)	16,500,000	5.02%

Directors and Executive Officers
David M. Cote(5)	15,889,167	4.76%
Rob Johnson	123,120	*
Roger Fradin(6)	368,333	*
Joseph van Dokkum(7)	25,000	*
Jacob Kotzubei	—	—
Matthew Louie	—	—
Edward L. Monser	—	—
Steven S. Reinemund(8)	368,333	*
Robin L. Washington(9)	10,000	*
Giordano Albertazzi	26,859	*
Andrew Cole	35,650	*
David J. Fallon	52,387	*
Colin Flannery	17,825	*
Jason M. Forcier	38,475	*
John Hewitt	35,650	*
Patrick Johnson	31,802	*
Steve Lalla	25,650	*
Stephen Liang	37,062	*
Gary Niederpruem	24,618	*
All directors and executive officers as a group (19 individuals)(10)	17,109,931	5.13%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1050 Dearborn Drive, Columbus, Ohio 43085.

(2)

Represents shares owned directly by VPE Holdings, LLC, a Delaware limited liability company. Vertiv JV Holdings, LLC owns a majority of the outstanding equity interests of VPE Holdings, LLC, and PE Vertiv Holdings, LLC owns a majority of the outstanding interests of Vertiv JV Holdings, LLC, and, accordingly, each may be deemed to beneficially own the shares owned directly by VPE Holdings, LLC. PE Vertiv Holdings, LLC is directly owned by six private equity investment funds, none of which private equity investment funds individually has the power to direct the voting or disposition of shares beneficially owned. Platinum Equity Investment Holdings III, LLC is the managing member of one of such funds and the managing member of the general partner of four of such funds. Through such positions, Platinum Equity Investment Holdings III, LLC has the indirect power to direct the voting of a majority of the outstanding equity interests of PE Vertiv Holdings, LLC. Platinum Equity Investment Holdings Manager III, LLC is the managing member of Platinum Equity Investment Holdings III, LLC. Platinum Equity InvestCo, L.P. owns all of the economic interests in Platinum Equity Investment Holdings III, LLC. Platinum Equity Investment Holdings IC (Cayman), LLC  is the general partner of Platinum Equity InvestCo LP. Platinum InvestCo (Cayman), LLC holds a controlling interest in Platinum Equity InvestCo LP. Platinum Equity, LLC is sole member of Platinum Equity Investment Holdings Manager III, LLC and Platinum Equity Investment Holdings III, LLC. Platinum Equity also indirectly controls the other funds that own equity interests of PE Vertiv Holdings, LLC.   Mr. Tom Gores is the beneficial owner of Platinum Equity, LLC. Accordingly, as a result of their indirect ownership and control of each of VPE Holdings, LLC, Vertiv JV Holdings, LLC and PE Vertiv Holdings, LLC, each of Platinum Equity Investment Holdings, LLC, Platinum Equity Investment Holdings Manager, LLC, Platinum Equity InvestCo, L.P., Platinum Equity Investment Holdings IC (Cayman), LLC, Platinum InvestCo (Cayman), LLC, Platinum Equity, LLC and Mr. Tom Gores may be deemed to beneficially own the shares owned directly by VPE Holdings, LLC. Mr. Tom Gores disclaims beneficial ownership of the shares owned directly by VPE Holdings, LLC, except to the extent of his pecuniary interest therein. The business address of VPE Holdings, LLC and each party beneficially owning the shares held thereby is 360 North Crescent Drive, South Building, Beverly Hills, CA, 90210.

(3)	Includes (i) 13,747,476 shares of Class A common stock (including 634,298 shares of Class A common stock underlying public warrants) held by Alyeska Master Fund, L.P.; (ii) 4,536,668 shares of Class A common stock (including 209,302 shares of Class A common stock underlying public warrants) held by Alyeska Master Fund 2, L.P.; and (iii) 151,222 shares of Class A common stock (including 6,977 shares of Class A common stock underlying public warrants) held by Alyeska Master Fund 3, L.P. Alyeska Master Fund, L.P., Alyeska Master Fund 2, L.P. and Alyeska Master Fund 3, L.P. (the “Alyeska Stockholders”) are controlled by their respective general partners Alyeska Fund GP, LLC, Alyeska Fund 2 GP, LLC and Alyeska Fund 3 GP, LLC, (collectively, the “Alyeska GP Entities”). The Alyeska GP Entities appointed Alyeska Investment Group, L.P. (“Alyeska Investment Manager”) to act as their investment manager. Alyeska Investment Manager has voting and investment control of the shares held by the Alyeska Stockholders. Anand Parekh is the Chief Executive Officer of Alyeska Investment Manager and may be deemed to be the beneficial owner of the securities held by the Alyeska Stockholders. Mr. Parekh, however, disclaims any beneficial ownership of the shares held by the Alyeska Stockholders. The business address of Alyeska Investment Group, L.P. is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

(4)	Includes (i) 14,906,921 shares of Class A common stock held by Eminence Holdings LLC and (ii) 1,593,079 shares of Class A common stock held by EC Longhorn LLC. Eminence Capital, LP serves as the investment adviser to, and may be deemed to have shared voting and dispositive power over the shares of Class A common stock held by, Eminence Holdings LLC and EC Longhorn LLC. Ricky C. Sandler is the Chief Executive Officer of Eminence Capital, LP and may be deemed to have shared voting and dispositive power over the shares of Class A common stock held by Eminence Holdings LLC and EC Longhorn LLC. The business address of Eminence Capital, LP is 399 Park Avenue, 25th Floor, New York, NY 10022.

(5)	Interests shown include: (i) 8,572,500 founder shares held by Cote SPAC 1 LLC; (ii) 5,266,667 shares of Class A common stock underlying private placement warrants held by Cote SPAC 1 LLC; (iii) 2,000,000 shares of Class A common stock held by Atlanta Sons LLC; and (iv) 50,000 shares of Class A common stock held by Mr. Cote’s spouse. Mr. Cote is the manager of Cote SPAC 1 LLC and Atlanta Sons LLC. Mr. Cote disclaims beneficial ownership of the shares held by his spouse except to the extent of his pecuniary interest therein.

(6)	Interests shown include: (i) 35,000 founder shares; (ii) 133,333 shares of Class A common stock underlying the units (including 100,000 shares of Class A common stock and 33,333 shares of Class A common stock issuable upon exercise of the public warrants comprising the units); and (iii) 200,000 PIPE Shares.

(7)	Interests shown are held by Mr. Joseph van Dokkum and Mrs. Lynn van Dokkum, as tenants in common.

(8)	Interests shown include: (i) 35,000 founder shares; (ii) 133,333 shares of Class A common stock underlying the units (including 100,000 shares of Class A common stock and 33,333 shares of Class A common stock issuable upon exercise of the public warrants comprising the units) held by 2017 Steven S Reinemund GRAT, of which Mr. Reinemund is trustee; and (iii) 200,000 PIPE Shares held by 2017 Steven S Reinemund GRAT, of which Mr. Reinemund is trustee.

(9)	Interests show are held by the Carl and Robin Washington Revocable Trust. Carl D. Washington and Robin L. Washington are trustees of the Carl and Robin Washington Revocable Trust.

(10)	Interests shown include: (i) 5,266,667 shares of Class A common stock underlying the private placement warrants held by the Cote SPAC 1 LLC; (ii) 133,333 shares of Class A common stock underlying the units (including 100,000 shares of Class A common stock and 33,333 shares of Class A common stock issuable upon exercise of the public warrants comprising the units) held by Mr. Fradin; and (iii) 133,333 shares of Class A common stock underlying the units (including 100,000 shares of Class A common stock and 33,333 shares of Class A common stock issuable upon exercise of the public warrants comprising the units) held by a trust controlled by Mr. Reinemund.

The information set forth under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—(d) Securities Authorized for Issuance Under Equity Compensation Plans.” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

GSAH’s Related Party Transactions

Founder Shares

In May 2016, the Sponsor purchased 2,875,000 shares of Class B common stock for an aggregate price of $25,000, or approximately $0.0087 per share. On May 17, 2018, GSAH conducted a 1:6 stock split, resulting in the Sponsor holding 17,250,000 shares of Class B common stock. The financial statements of GSAH reflect the changes of the split retroactively for all periods prior to May 17, 2018. In May 2018, the Sponsor transferred 35,000 shares of Class B common stock to each of GSAH’s independent directors at their original purchase price. Immediately prior to the Business Combination, Sponsor distributed 8,572,000 shares of Class B common stock to each of the Sponsor Members.

The shares of Class B common stock were automatically convertible into shares of our Class A common stock at the time of GSAH’s initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, which anti-adjustment rights were waived in connection with the consummation of the Business Combination, including the PIPE Investment. As a result of such waiver, the 17,250,000 shares of the Class B common stock automatically converted into shares of our Class A common stock on a one-for-one basis upon the consummation of the Business Combination. We refer to the shares of Class B common stock and the shares of Class A common stock that they converted into upon the consummation of the Business Combination as the “founder shares.” The founder shares are identical to GSAH’s public shares, except that: (1) prior to the Business Combination, only holders of the founder shares had the right to vote on the election of directors; (2) the founder shares are subject to certain transfer restrictions, as described in more detail below; (3) the Sponsor and each of GSAH’s officer and directors are party to a letter agreement with us, pursuant to which they agreed to waive certain rights with respect to their shares prior to the consummation of the Business Combination; and (4) the holders of founder shares are entitled to registration rights pursuant to our Amended and Restated Registration Rights Agreement.

Subject to certain limited exceptions, the Initial Stockholders have agreed not to transfer, assign or sell any founder shares during the Sponsor Lock-up Period, which ends on the earlier of (1) February 7, 2021 and (2) (a) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing on or after July 6, 2020, or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Private Placement Warrants

In connection with the completion of our IPO, the Sponsor purchased an aggregate of 10,533,333 private placement warrants, each exercisable to purchase one Class A common stock for $11.50 per share, at a price of $1.50 per private placement warrant, generating proceeds, before expenses, of $15,800,000. Immediately prior to the Business Combination, the Sponsor distributed 5,266,667 private placement warrants to the Cote Sponsor Member and 5,266,666 private placement warrants to the GS Sponsor Member.

The private placement warrants will not be redeemable by us so long as they are held by the Sponsor Members or their respective permitted transferees. The Sponsor Members, or their respective permitted transfers, have the option to exercise the private placement warrants on a cashless basis and are entitled to certain registration rights pursuant to our Amended and Restated Registration Rights Agreement.

Otherwise, the private placement warrants have terms and provisions that are identical to those of the public warrants. If the private placement warrants are held by holders other than the Sponsor Members or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the public warrants.

Registration Rights

The Initial Stockholders were entitled to registration rights pursuant to a registration rights agreement, which was amended and restated in connection with the Business Combination. The Amended and Restated Registration Rights Agreement grants the RRA Parties certain Registration Rights with respect to their registrable securities. The information set forth under “Item 1. Business—Business Combination—Amended and Restated Registration Rights Agreement” is incorporated herein by reference.

Related Party Notes

On April 9, 2018, the Sponsor loaned us $300,000 in unsecured promissory notes. The funds were used to pay a portion of the expenses related to the IPO. The note was non-interest bearing, unsecured and was paid to the Sponsor in connection with the closing of the IPO.

Sponsor Commitment

On March 11, 2019, the GS Sponsor Member provided GSAH with a commitment pursuant to which the GS Sponsor Member agreed that, if funds are needed by the Company through June 12, 2020 to pay ordinary course expenses, the GS Sponsor Member would provide the Company with liquidity of up to an aggregate of $2.0 million. The GS Sponsor Member did not receive any additional interest in the Company in exchange for any such contribution and any liquidity provided under the commitment was to be in the form of a contribution with respect to the Sponsor’s founder shares. This commitment was terminated in connection with the consummation of the Business Combination.

Administrative Services Agreement

GSAH entered into an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. For the years ended December 31, 2019 and 2018, GSAH incurred expenses of $120,000 and $67,668, respectively under this agreement. The agreement was terminated at the closing of the Business Combination.

Subscription Agreements

Concurrently with the execution of the Merger Agreement, we entered into Subscription Agreements with the PIPE Investors, pursuant to which certain affiliates of GSAH and Vertiv subscribed for shares of our Class A common stock in connection with the PIPE Investment. The PIPE Investment was consummated in connection with the Business Combination, pursuant to which the following related parties purchased PIPE Shares at a price of $10.00 per shares:

•	GS ESC PIPE Investor, an affiliate of the Sponsor, purchased 8,000,000 PIPE Shares;

•	Cote PIPE Investor, an entity controlled by David M. Cote, purchased 2,000,000 PIPE Shares;

•	Mr. Cote’s spouse, purchased 50,000 PIPE Shares;

•	Members of Mr. Cote’s immediate family jointly purchased 15,000 PIPE Shares;

•	Roger Fradin, one of our directors, purchased 200,000 PIPE Shares;

•	A trust controlled by James F. Albaugh, a former director of GSAH, purchased 50,000 PIPE Shares;

•	A trust controlled by Steven S. Reinemund, one of our directors, purchased 200,000 PIPE Shares;

•	Robin L. Washington, one of our directors, purchased 10,000 PIPE Shares;

•	Joseph J. van Dokkum, one of our directors, and his spouse, jointly purchased 25,000 PIPE Shares;

•	Robert Johnson, one of our directors and executive officers, purchased 123,120 PIPE Shares;

•	David Fallon, one of our executive officers, purchased 52,387 PIPE Shares;

•	John Hewitt, one of our executive officers, purchased 35,650 PIPE Shares;

•	Jason Forcier, one of our executive officers, purchased 38,475 PIPE Shares;

•	Stephen Liang, one of our executive officers, purchased 37,062 PIPE Shares;

•	Andrew Cole, one of our executive officers, purchased 35,650 PIPE Shares;

•	Giordano Albertazzi, one of our executive officers, purchased 26,859 PIPE Shares;

•	Steve Lalla, one of our executive officers, purchased 25,650 PIPE Shares;

•	Pat Johnson, one of our executive officers, purchased 31,802 PIPE Shares;

•	Gary Niederpruem, one of our executive officers, purchased 24,618 PIPE Shares; and

•	Colin Flannery, one of our executive officers, purchased 17,825 PIPE Shares.

The information set forth under “Item 1. Business—Business Combination—Related Agreements —Subscription Agreements.” is incorporated herein by reference.

Stockholders Agreement

At the closing of the Business Combination, the Sponsor Members and the Vertiv Stockholder entered into the Stockholders Agreement, which gives the Vertiv Stockholder the right to nominate up to four directors to our Board of Directors, subject to its ownership percentage of the total outstanding shares of Class A common stock. The information set forth under “Item 1. Business—Business Combination—Related Agreements —Stockholders Agreements.” is incorporated herein by reference.

Related Party Payments

Goldman Sachs & Co. LLC acted as financial advisor to GSAH in connection with, and participated in certain of the negotiations leading to, the Business Combination. In connection with the Business Combination, an aggregate amount of approximately $50 million in deferred underwriting discount, advisory fees and placement agent fees, was paid to Goldman Sachs & Co. LLC, which payment was contingent upon completion of the Business Combination. Goldman Sachs & Co. LLC has provided certain financial advisory and/or underwriting services to GSAH from time to time for which the Investment Banking Division of Goldman Sachs & Co. LLC has received, and may receive, compensation, including having acted as sole bookrunner with respect to the GSAH’s IPO in June 2018. During the two year period ended December 10, 2019, Goldman Sachs & Co. LLC has recognized compensation for financial advisory and/or underwriting services provided by its Investment Banking Division to GSAH of approximately $11.1 million. Prior to the Business Combination, Goldman Sachs & Co. LLC was an affiliate of GSAH and the Sponsor and is an affiliate of GS Sponsor Member and GS ESC PIPE Investor (Raanan A. Agus, one of GSAH’s directors prior to the Business Combination, is also a Participating Managing Director of Goldman Sachs).

Goldman Sachs & Co. LLC also has provided certain financial advisory and/or underwriting services to Vertiv Holdings from time to time, however, during the two year period ended December 10, 2019, the Investment Banking Division of Goldman Sachs has not been engaged by Vertiv Holdings to provide financial advisory or underwriting services for which Goldman Sachs & Co. LLC has recognized compensation. Goldman Sachs also has provided certain financial advisory and/or underwriting services to Platinum Equity portfolio companies other than Vertiv from time to time for which the Investment Banking Division of Goldman Sachs & Co. LLC has received, and may receive, compensation, including having acted as joint bookrunner with respect to the offering by Husky IMS International Ltd. (“Husky”) of its 7.750% Senior Secured Notes due 2026 in March 2018; as joint lead agent with respect to a bank loan for Husky in March 2018; as joint lead agent with respect to a bank loan for Wyndham Worldwide Corporation’s European vacation rental business in April 2018; as joint lead agent with respect to a bank loan for USS Ultimate Holdings, Inc. in July 2018; as financial advisor to Exterion Media Group with respect to its sale in November 2018; and as bookrunning manager with respect to the public offering of 15,000,000 shares of Class A Common Stock of Verra Mobility Corporation in June 2019. During the two year period ended December 10, 2019, Goldman Sachs has recognized compensation of approximately $40 million for financial advisory and/or underwriting services provided by its Investment Banking Division to various portfolio companies of  Platinum Equity, LLC, its sponsored funds and affiliated private equity vehicles (“Platinum Equity”).

During the two year period ended December 10, 2019, the Investment Banking Division of Goldman Sachs has not been engaged by David M. Cote to provide financial advisory or underwriting services for which Goldman Sachs & Co. LLC has recognized compensation. Goldman Sachs & Co. LLC may also in the future provide financial advisory and/or underwriting services to the Company, Vertiv Holdings,  Platinum Equity Capital Partners III, L.P., Platinum Equity Capital Partners IV, L.P. and certain of their affiliates who beneficially own shares of our Class A common stock (collectively, “Platinum”), David M. Cote and their respective affiliates and, as applicable, portfolio companies including portfolio companies of funds affiliated with Platinum, for which the Investment Banking Division of Goldman Sachs may receive compensation.

At the time of the Business Combination, affiliates of Goldman Sachs were lenders to Vertiv under the Prior Term Loan Facility and Prior Asset-Based Revolving Credit Facility, with an aggregate of approximately $23.5 million and approximately $16.3 million outstanding to such affiliates in the Prior Term Loan Facility and the Prior Asset-Based Revolving Credit Facility, respectively at the time of the Business Combination. Vertiv used a portion of the proceeds from the Business Combination, including the PIPE Investment, to repay approximately $1.29 billion of the outstanding indebtedness under the Prior Term Loan Facility and $176 million of the outstanding indebtedness under the Prior Asset-Based Revolving Credit Facility and, as a result, such affiliates received their pro rata portion of such proceeds. In addition, at the time of the Business Combination, affiliates of Goldman Sachs held an aggregate of approximately $180,000 of the Prior Notes. In connection with our refinancing transactions, on March 2, 2020, we amended and extended the maturity of the Prior Asset-Based Revolving Credit Facility and entered into the Term Loan Credit Agreement, with the borrowings thereunder used to repay or redeem, as applicable, in full the Prior Term Loan Facility and the Prior Notes. See “Item 1. Business—Recent Developments.”

Vertiv Related Party Transactions

Services agreement

Vertiv Group was a party to a corporate advisory services agreement (the “Services Agreement”), with Platinum Advisors. Under the terms of the Services Agreement, Platinum Advisors provided to Vertiv Group and its subsidiaries certain corporate advisory services. In consideration of these and other services, Vertiv Group paid an annual advisory fee to Platinum Advisors of no greater than $15.0 million. In addition to the fees paid to Platinum Advisors pursuant to the Services Agreement, Vertiv Group paid Platinum Advisors’ out-of-pocket expenses and costs paid to any person who is not managed by Platinum Advisors and in whom Platinum Advisors does not have a pecuniary interest, in each case incurred in connection with providing management services to Vertiv Group. For the years ended December 31, 2019 and 2018, Vertiv recorded $5.0 million and $5.0 million, respectively in charges related to the Services Agreement. Additionally, for the years ended December 31, 2019 and 2018, Vertiv recorded $0.4 million and $0.9 million, respectively in charges related to other legal and consulting services and $1.3 million related to the acquisition of Geist for the year ended December 31, 2018.

The corporate advisory services provided under the agreement include, but are not limited to, advice on the following topics: general corporate, financing, financial planning, management, administration, and commercial and marketing activities.

In addition, Platinum Advisors received a transaction fee upon the closing of the Business Combination pursuant to a formula that is set out in the corporate advisory services agreement. The amount of this fee was treated as a Company Transaction Expense under the Merger Agreement, and so reduced the consideration that would otherwise have been paid to the Vertiv Stockholder.

The Services Agreement was terminated effective upon the closing of the Business Combination.

Transactions with Affiliates of Platinum Equity

Vertiv also purchased and sold goods in the ordinary course of business with affiliates of Platinum Equity. For the years ended December 31, 2019 and 2018, purchases were $65.0 million and $56.6 million, respectively, sales were $0.4 million and $0.2 million, respectively, and accounts payable were $2.4 million and $0.5 million, respectively.

Employment of Family Members of Executive Officers

Certain family members of the Company’s executive officers were employed by Vertiv during the years ended December 31, 2019 and 2018, as set forth below.

Patrick Johnson serves as our Executive Vice President of Information Technology and Edge Infrastructure and previously served as Vertiv’s Executive Vice President of Information Technology and Edge Infrastructure from November 2017 to the consummation of the Business Combination. Patrick Johnson received total compensation of $1,070,197 and $450,539 for the years ended December 31, 2019 and 2018, respectively.

Richard Johnson, the brother of Rob Johnson and Patrick Johnson, serves as our Director of Global Strategic Clients and previously served as Vertiv’s Director of Global Strategic Clients from February 2018 to the consummation of the Business Combination. Richard Johnson received total compensation of $283,223 and $259,594 for the years ended December 31, 2019 and 2018, respectively.

Alexander Johnson, the son of Rob Johnson and nephew of Patrick Johnson, serves as our Manager Channel Accounts CDW and previously served as Vertiv’s Manager Channel Accounts CDW from April 2018 to the consummation of the Business Combination. Alexander Johnson received total compensation of $227,015 and $141,387 for the years ended December 31, 2019 and 2018, respectively.

Related Party Policy

We have adopted a written policy on transactions with “related persons,” defined in the policy as a director, executive officer, nominee for director, or greater than 5% beneficial owner of any class of the Company’s voting securities, and their immediate family members. For purposes of this policy, a “related person transaction” is defined as any transaction, arrangement or relationship in which the Company is a participant, the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person had, has or will have a direct or indirect material interest. The Board, acting through those members of its audit committee who are not interested in the transaction in question, will review related person transactions to determine whether the related person transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders. If, after any such review, a related person transaction is determined to be in, or not inconsistent with, the best interests of the Company, then the related person transaction may be approved or ratified according to the procedures in the policy. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not practicable or desirable, then the chair of the audit committee may approve or ratify a related person transaction. In addition, the policy provides standing pre-approval for certain types of transactions that the audit committee has reviewed and determined shall be deemed pre-approved.

Director Independence

The rules of the NYSE require that a majority of our Board be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We currently have five “independent directors” as defined in the NYSE rules and applicable SEC rules. Our Board has determined that each of Roger Fradin, Robin L. Washington, Joseph van Dokkum, Edward L. Monser and Steven S. Reinemund is an independent directors under applicable SEC and NYSE rules.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2019	For the Year ended December 31, 2018
Audit Fees(1)	$65,000	$110,000
Audit-Related Fees(2)	$228,000	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$293,000	$110,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include fees for accounting consultations, other attestation services and registration statement filing.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

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

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1+	Agreement and Plan of Merger, dated as of December 10, 2019, by and among GS Acquisition Holdings Corp, Crew Merger Sub I LLC, Crew Merger Sub II LLC, Vertiv Holdings, LLC and VPE Holdings, LLC (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on January 17, 2020).

3.1*	Second Amended and Restated Certificate of Incorporation of Vertiv Holdings Co.

3.2*	Amended and Restated Bylaws of Vertiv Holdings Co.

4.1*	Specimen Unit Certificate.

4.2*	Specimen Class A Common Stock Certificate.

4.3	Warrant Agreement, dated June 7, 2018, by and among GS Acquisition Holdings Corp, Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2018).

4.4*	Indenture, dated as of October 17, 2016, by and between Vertiv Group Corporation (f/k/a/ Cortes NPA Acquisition Corporation) and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.5*	First Supplemental Indenture, dated as of November 30, 2016, by and between Vertiv Group Corporation (f/k/a Cortes NP Acquisition Corporation), the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.6*	Second Supplemental Indenture, dated as of October 27, 2017, by and Vertiv Group Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.7*	Indenture, dated as of February 9, 2017, by and between Vertiv Intermediate Holding Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.8*	First Supplemental Indenture, dated as of October 27, 2017, by and between Vertiv Intermediate Holding Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.9**	Description of Securities of Vertiv Holdings Co.

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on December 13, 2019).

10.2*	Amended and Restated Registration Rights Agreement, dated February 7, 2020, by and among Vertiv Holdings Co, GS Sponsor LLC, Cote SPAC 1 LLC, James Albaugh, Roger Fradin, Steven S. Reinemund, VPE Holdings, LLC, GSAH Investors Emp LP, Atlanta Sons LLC and the other parties named therein.

10.3*	Stockholders Agreement, dated February 7, 2020, by and among Vertiv Holdings Co, GS Sponsor LLC, Cote SPAC 1 LLC and VPE Holdings, LLC.

10.4*	Tax Receivable Agreement, dated February 7, 2020, by and between Vertiv Holding Co and VPE Holdings, LLC.

10.5*	2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates.

10.6**	Form of Stock Option Award Agreement under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates.

10.7**	Form of Restricted Stock Unit Agreement for Special One-Time Long-Term Incentive (LTI) Award under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates.

10.8*	Vertiv Holdings Co Executive Change of Control Plan.

10.9*	Vertiv Holdings Co Executive Employment Policy.

10.10*	Form of Executive Offer Letter.

10.11*	Form of Indemnification Agreement.

10.12	Investment Management Trust Agreement, dated June 7, 2018, by and between Wilmington Trust, N.A. and GS Acquisition Holdings Corp (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2018).

10.13	Letter Agreement, dated June 7, 2018, by and among GS Acquisition Holdings Corp, GS DC Sponsor I LLC, GS Acquisition Holdings Corp’s officers and directors and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018).

10.14*	Term Loan Credit Agreement, dated as of November 30, 2016, by and among Vertiv Intermediate Holding II Corporation (f/k/a Cortes NP Intermediate Holding II Corporation), Vertiv Group Corporation (f/k/a Cortes NP Acquisition Corporation), as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.15*	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 17, 2017, by and among Vertiv Group Corporation, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto.

10.16*	Amendment No. 2 to Term Loan Credit Agreement, dated as of November 1, 2017, by and among Vertiv Group Corporation, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto.

10.17*	Amendment No. 3 to Term Loan Credit Agreement, dated as of September 28, 2018, by and among Vertiv Group Corporation, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto.

10.18*	Amendment No. 4 to Term Loan Credit Agreement, dated as of January 14, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto.

10.19*	Revolving Credit Agreement, dated as of November 30, 2016, by and among Vertiv Intermediate Holding II Corporation (f/k/a Cortes NP Intermediate Holding II Corporation), Vertiv Group Corporation (f/k/a Cortes NP Acquisition Corporation), as lead borrower, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the collateral agents party thereto.

10.20*	Amendment No. 1 to Revolving Credit Agreement, dated as of September 28, 2018, by and among Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto.

10.21*	Amendment No. 2 to Revolving Credit Agreement, dated as of October 19, 2018, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

10.22*	Amendment No. 3 to Revolving Credit Agreement, dated as of February 15, 2019, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the other credit parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto.

10.23*	Amendment No. 4 to Revolving Credit Agreement, dated as of January 14, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto.

10.24*	Incremental Term Loan Commitment Agreement No. 1, dated as of December 22, 2017, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as borrower, the other guarantors party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and incremental term lender.

10.25**	Form of Stock Option Award Agreement for Employees under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates.

10.26**	Form of Restricted Stock Unit Agreement for Employees for Special One-Time Long- Term Incentive (LTI) Award under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates

16.1	Letter of PricewaterhouseCoopers LLP, dated February 7, 2020, to the SEC regarding statements included in the Current Report on Form 8-K/A and incorporated by reference herein (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed with the SEC on February 7, 2020)

21.1*	Subsidiaries of the Registrant.

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed under the same exhibit number as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on February 7, 2020 and incorporated herein by reference.

**	Filed herewith.

+	Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company hereby agrees to hereby furnish supplementally a copy of all omitted schedules to the SEC upon request.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTIV HOLDINGS CO

Date: March 11, 2020	By:	/s/ Rob Johnson
Rob Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rob Johnson Rob Johnson	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2020

/s/ David J. Fallon David J. Fallon	Chief Financial Officer (Principal Financial Officer)	March 11, 2020

/s/ Andrew S. Klaus Andrew S. Klaus	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2020

/s/ Joseph van Dokkum Joseph van Dokkum	Director	March 11, 2020

/s/ Jacob Kotzubei Jacob Kotzubei	Director	March 11, 2020

/s/ Matthew Louie Matthew Louie	Director	March 11, 2020

/s/ Edward L. Monser Edward L. Monser	Director	March 11, 2020

