Form 10-Q
period 2020-03-31
Vertiv Holdings Co
filed 2020-05-07
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __to__

Commission File No. 001-38518

Vertiv Holdings Co
(Exact name of registrant as specified in it charter)
Delaware (State or other jurisdiction of incorporation or organization)	81-2376902 (I.R.S Employer Identification No.)

1050 Dearborn Dr, Columbus, Ohio 43085
(Address of principal executive offices including zip code)
614-888-0246
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	VRT	New York Stock Exchange

Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-third of one	VERT. U	New York Stock Exchange
redeemable warrant to purchase one share of Class A common stock

Redeemable warrants to purchase Class A common stock	VRT WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Yes ☐ No ☒

As of May 5, 2020, there were 328,411,705 shares of the our Class A common stock, par value $0.0001, issued and outstanding.

Part I. Financial Information

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Net sales:
Net sales - products	$647.2	$813.3
Net sales - services	250.1	241.5
Net sales	897.3	1,054.8
Costs and expenses:
Cost of sales - products	463.2	566.2
Cost of sales - services	147.1	141.4
Cost of sales	610.3	707.6
Selling, general and administrative expenses	264.8	286.4
Loss on extinguishment of debt	174.0	—
Other deductions, net	34.4	38.8
Interest expense, net	68.9	77.8
Loss before income taxes	(255.1)	(55.8)
Income tax expense	13.8	18.5
Net loss	$(268.9)	$(74.3)

Earnings (loss) per share:
Basic and diluted	$(1.12)	$(0.63)
Weighted-average shares outstanding:
Basic and diluted	240,656,864	118,261,955

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Net loss	$(268.9)	$(74.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(54.3)	6.7
Cash flow hedges	(24.0)	—
Tax receivable agreement	25.9	—
Pension	(0.2)	—
Comprehensive loss	$(321.5)	$(67.6)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$293.2	$223.5
Accounts receivable, less allowances of $23.8 and $19.9, respectively	1,144.0	1,212.2
Inventories	445.5	401.0
Other current assets	183.0	180.7
Total current assets	2,065.7	2,017.4
Property, plant and equipment, net	412.7	428.2
Other assets:
Goodwill	596.3	605.8
Other intangible assets, net	1,385.3	1,441.6
Deferred income taxes	7.9	9.0
Other	162.0	155.4
Total other assets	2,151.5	2,211.8
Total assets	$4,629.9	$4,657.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$22.2	$—
Accounts payable	591.7	636.8
Accrued expenses and other liabilities	746.7	867.7
Income taxes	17.6	15.2
Total current liabilities	1,378.2	1,519.7
Long-term debt, net	2,418.9	3,467.3
Deferred income taxes	112.2	124.7
Other long-term liabilities	388.7	250.5
Total liabilities	4,298.0	5,362.2
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 328,411,705 and 118,261,955 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,635.9	277.7
Accumulated deficit	(1,269.5)	(1,000.6)
Accumulated other comprehensive (loss) income	(34.5)	18.1
Total equity (deficit)	331.9	(704.8)
Total liabilities and equity	$4,629.9	$4,657.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash flows from operating activities:
Net loss	$(268.9)	$(74.3)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	14.2	14.2
Amortization	36.3	35.4
Deferred income taxes	(3.6)	(3.5)
Amortization of debt discount and issuance costs	5.9	7.5
Loss on extinguishment of debt	174.0	—
Changes in operating working capital	(134.4)	(11.9)
Other	(18.2)	(1.1)
Net cash used for operating activities	(194.7)	(33.7)
Cash flows from investing activities:
Capital expenditures	(6.7)	(10.7)
Investments in capitalized software	(1.8)	(3.9)
Proceeds from disposition of property, plant and equipment	—	3.8
Net cash used for investing activities	(8.5)	(10.8)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility	324.2	113.4
Repayments of ABL revolving credit facility	(193.1)	(172.8)
Borrowing on Term Loan, net of discount	2,189.0	—
Repayment on Prior Term Loan	(2,070.0)	—
Repayment of Prior Notes	(1,370.0)	—
Payment of redemption premiums	(75.0)	—
Payment of debt issuance cost	(11.2)	—
Proceeds from reverse recapitalization, net	1,827.0	—
Payment to Vertiv Stockholder	(341.6)	—
Net cash provided by (used for) financing activities	279.3	(59.4)
Effect of exchange rate changes on cash and cash equivalents	(6.4)	1.4
Increase (decrease) in cash, cash equivalents and restricted cash	69.7	(102.5)
Beginning cash, cash equivalents and restricted cash	233.7	225.3
Ending cash, cash equivalents and restricted cash	$303.4	$122.8
Changes in operating working capital
Accounts receivables	$68.2	$56.3
Inventories	(44.5)	(3.1)
Other current assets	1.4	(28.2)
Accounts payable	(43.4)	(64.2)
Accrued expenses and other liabilities	(120.3)	18.0
Income taxes	4.2	9.3
Total changes in operating working capital	$(134.4)	$(11.9)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018, as originally reported	1,000,000	$—	$277.7	$(859.8)	$41.8	$(540.3)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2018, as recasted (1)	118,261,955	—	277.7	(859.8)	41.8	(540.3)
Net loss	—	—	—	(74.3)	—	(74.3)
Other comprehensive loss, net of tax	—	—	—	—	6.7	6.7
Balance as of March 31, 2019, as recasted (1)	118,261,955	$—	$277.7	$(934.1)	$48.5	$(607.9)

Balance at December 31, 2019, as originally reported	1,000,000	$—	$277.7	$(1,000.6)	$18.1	$(704.8)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2019, as recasted (1)	118,261,955	—	277.7	(1,000.6)	18.1	(704.8)
Tax Receivable Agreement	—	—	(133.4)	—	—	(133.4)
Net loss	—	—	—	(268.9)	—	(268.9)
Stock issuance	123,900,000	—	1,195.1	—	—	1,195.1
Merger recapitalization	86,249,750	—	295.8	—	—	295.8
Stock-based Compensation	—	—	0.7	—	—	0.7
Other comprehensive loss, net of tax	—	—	—	—	(52.6)	(52.6)
Balance at March 31, 2020	328,411,705	$—	$1,635.9	$(1,269.5)	$(34.5)	$331.9

(1)The shares and earnings per share available to holders of the Company’s ordinary shares, prior to the Business Combination, have been recasted as shares reflecting the exchange ratio established in the Business Combination (1.0 Vertiv Holdings share to 118.261955 Vertiv Holdings Co shares).

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Vertiv Holdings Co
Notes to Consolidated Financial Statements(Unaudited)
(Dollars in millions, except per share amounts)

(1) DESCRIPTION OF BUSINESS

Vertiv Holdings Co ("Holdings Co", and together with its majority-owned subsidiaries, “Vertiv”, "we", "our", or "the Company"), formerly known as GS Acquisition Holdings Corp ("GSAH"), provides mission-critical infrastructure technologies and life cycle services for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include power conditioning and uninterruptible power systems, thermal management, integrated data center control devices, software, monitoring, and service. Vertiv manages and reports results of operations for three business segments: Americas; Asia Pacific; and Europe, Middle East & Africa.

Vertiv Holdings Co was originally incorporated in Delaware on April 25, 2016 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 12, 2018, GSAH consummated its initial public offering (the “IPO”) of 69,000,000 units, including 9,000,000 units issued pursuant to the exercise by the underwriters of their option to purchase additional units in full, at a price of $10.00 per unit, generating proceeds to GSAH of $690.0 before underwriting discounts and expenses. Simultaneously with the closing of the IPO, GSAH closed the private placement of an aggregate of 10,533,333 warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “private placement warrants” and, together with the public warrants, the “warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company, at a price of $1.50 per private placement warrant, generating proceeds of $15.8.
On February 7, 2020 (the “Closing Date”), Vertiv Holdings Co consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of December 10, 2019 (the “Merger Agreement”), by and among GSAH, Vertiv Holdings, LLC, a Delaware limited liability company (“Vertiv Holdings”), VPE Holdings, LLC, a Delaware limited liability company (the “Vertiv Stockholder”), Crew Merger Sub I LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GSAH (“First Merger Sub”), and Crew Merger Sub II LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GSAH (“Second Merger Sub”). As contemplated by the Merger Agreement, (1) First Merger Sub merged with and into Vertiv Holdings, with Vertiv Holdings continuing as the surviving entity (the “First Merger”) and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Vertiv Holdings merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity and renamed “Vertiv Holdings, LLC” (collectively with the First Merger and the other transactions contemplated by the Merger Agreement, the “Business Combination”).

The aggregate merger consideration paid by GSAH in connection with the consummation of the Business Combination was approximately $1,526.2 (the “Merger Consideration”). The Merger Consideration was paid in a combination of cash and stock. The amount of cash consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was $341.6. The remainder of the consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was stock consideration (“Stock Consideration”), consisting of 118,261,955 newly-issued shares of our Class A common stock (the “Stock Consideration Shares”), which shares were valued at $10.00 per share for purposes of determining the aggregate number of shares of our Class A common stock payable to the Vertiv Stockholder as part of the Merger Consideration. In addition, the Vertiv Stockholder is entitled to receive additional future cash consideration with respect to the Business Combination in the form of amounts payable under a Tax Receivable Agreement, dated as of the Closing Date, by and between the Company and the Vertiv Stockholder (the “Tax Receivable Agreement”). See Note 11 to the unaudited condensed consolidated financial statements for additional information.

Concurrently with the execution of the Merger Agreement, Vertiv Holdings Co entered into subscription agreements with certain investors and executive officers ("PIPE Investors"). The PIPE Investors subscribed for 123,900,000 shares of Class A common stock for an aggregate purchase price equal to $1,239.0 (the "PIPE Investment"). The Company used $1,464.0 of the proceeds from the Business Combination to pay down its existing debt. Acquisition-related transaction costs and related charges are not included as a component of consideration transferred but were charged against the proceeds from the PIPE Investment and the trust account.

In connection with the Business Combination, GS Acquisition Holdings Corp changed its name to Vertiv Holdings Co and changed the trading symbols for its units, each unit representing one share of Class A common stock and one-third of one redeemable warrant to acquire one share of Class A common stock, that were issued in the IPO (less the number of units that have been separated into the underlying shares of Class A common stock and underlying warrants (the “public warrants”) upon the request of the holder thereof) (the “units”). Class A common stock and public warrants on the NYSE were changed from “GSAH.U,” “GSAH” and “GSAH WS,” to “VERT.U,” “VRT” and “VRT WS,” respectively. As a result of the Business Combination, Vertiv Holdings Co became the owner, directly or indirectly, of all of the assets of Vertiv and its subsidiaries, and the Vertiv Stockholder holds a portion of the Company’s Class A common stock.

The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with US GAAP. This determination was primarily based on post Business Combination relative voting rights, composition of the governing board, management, and intent of the Business Combination. Under this method of accounting, GSAH was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Vertiv issuing stock for the net assets of GSAH, which primarily consisted of cash held in its trust account, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Business Combination are those of Vertiv.

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its subsidiaries in which the Company has a controlling interest. These condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented.

The preparation of financial statements in conformity with GAAP in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates. Results for these interim periods are not necessarily indicative of results to be expected for the full year due to, among other reasons, the continued uncertainty of general economic conditions due to the COVID-19 pandemic that is impacting our sales channels, supply chain, manufacturing operations, workforce, or other key aspects of our operations.

The notes included herein should be read in conjunction with the audited consolidated financial statements included in the Company’s Current Report on Form 8 K/A for the year ended December 31, 2019. The December 31, 2019 information has been derived from the Company’s annual financial statements included in Form 8 K/A for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020 we adopted the Financial Accounting Standards Board Accounting Standards Update ("ASU") 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. The guidance was adopted prospectively to all implementation costs incurred after the date of adoption, which are now recorded in other assets in the current year compared to intangible assets in the prior year on the unaudited condensed consolidated balance sheets and payments are recorded in cash flows from operating activities in the current year compared to investing activities in the prior year on the unaudited condensed consolidated statement of cash flows.

Effective January 1, 2020, we adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326), a new standard to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the standard did not have a significant impact on the unaudited condensed consolidated financial statements.

(3) REVENUE

The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Disaggregation of Revenues

The following table disaggregates our revenue by product and service offering and timing of transfer of control:

	Three months ended March 31, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$264.1	$123.1	$112.2	$499.4
Services & software solutions	159.8	76.9	65.9	302.6
I.T. & Edge infrastructure	42.8	23.9	28.6	95.3
Total	$466.7	$223.9	$206.7	$897.3

Timing of revenue recognition:
Products and services transferred at a point in time	$313.2	$160.9	$165.8	$639.9
Products and services transferred over time	153.5	63.0	40.9	257.4
Total	$466.7	$223.9	$206.7	$897.3

	Three months ended March 31, 2019
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$359.4	$138.4	$141.0	$638.8
Services & software solutions	152.2	85.2	68.6	306.0
I.T. & Edge infrastructure	42.8	35.4	31.8	110.0
Total	$554.4	$259.0	$241.4	$1,054.8

Timing of revenue recognition:
Products and services transferred at a point in time	$415.9	$196.7	$199.7	$812.3
Products and services transferred over time	138.5	62.3	41.7	242.5
Total	$554.4	$259.0	$241.4	$1,054.8

The opening and closing balances of our current and long-term contract assets and current and long-term deferred revenue are as follows:

	Balances at March 31, 2020	Balances at December 31, 2019
Deferred revenue - current (1)	$188.0	$160.9
Deferred revenue - noncurrent (2)	39.6	41.3
Other contract liabilities - current (1)	33.9	39.8

(1) Current deferred revenue and contract liabilities are included within accrued expenses and other liabilities.
(2) Noncurrent deferred revenue is recorded within other long-term liabilities.

Deferred revenue consists primarily of maintenance, extended warranty and other service contracts. We expect to recognize revenue of $16.5, $12.2 and $10.9 in the last nine months of 2021, fiscal year 2022, and thereafter, respectively.

(4) RESTRUCTURING COSTS

Restructuring costs include expenses associated with the Company's efforts to continually improve operational efficiency and deploy assets to remain competitive on a worldwide basis. Start-up and moving costs include costs of moving fixed assets, employee training and relocation. Vacant facility costs include security, maintenance, utilities and other costs. The Company expects full year 2020 restructuring expense to be approximately $8.1. This expense primarily will relate to severance and benefits as part of the organizational re-alignment initiatives.

Restructuring costs by business segment are as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Americas	$0.3	$0.4
Asia Pacific	0.2	0.1
Europe, Middle East & Africa	(0.8)	0.3
Corporate	(0.8)	—
Total	$(1.1)	$0.8

The change in the liability for the restructuring of operations during the three months ended March 31, 2020 are as follows:

	December 31, 2019	Expense	Paid/Utilized	March 31, 2020
Severance and benefits	$21.6	$(1.5)	$(9.5)	$10.6
Lease and contract terminations	—	—	—	—
Vacant facility and other shutdown costs	0.6	—	—	0.6
Start-up and moving costs	—	0.4	(0.4)	—
Total	$22.2	$(1.1)	$(9.9)	$11.2
The change in the liability for the restructuring of operations during the three months ended March 31, 2019 are as follows:

	December 31, 2018	Expense	Paid/Utilized	March 31, 2019
Severance and benefits	$24.6	$0.1	$(4.2)	$20.5
Lease and contract terminations	—	—	—	—
Vacant facility and other shutdown costs	1.2	0.6	(0.6)	1.2
Start-up and moving costs	—	0.1	(0.1)	—
Total	$25.8	$0.8	$(4.9)	$21.7

(5) GOODWILL AND OTHER INTANGIBLES

Goodwill by business segment is as follows:

	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Balance, December 31, 2019	$371.5	$50.3	$184.0	$605.8
Foreign currency translation	(1.8)	(1.8)	(5.9)	(9.5)
Balance, March 31, 2020	$369.7	$48.5	$178.1	$596.3

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

As of March 31, 2020	Gross	Accumulated Amortization	Net
Customer relationships	$1,078.3	$(285.1)	$793.2
Developed technology	324.8	(113.0)	211.8
Capitalized software	104.3	(39.6)	64.7
Trademarks	38.6	(13.6)	25.0
Total finite-lived identifiable intangible assets	$1,546.0	$(451.3)	$1,094.7
Indefinite-lived trademarks	290.6	—	290.6
Total intangible assets	$1,836.6	$(451.3)	$1,385.3
As of December 31, 2019	Gross	Accumulated Amortization	Net
Customer relationships	$1,099.2	$(268.2)	$831.0
Developed technology	328.2	(105.4)	222.8
Capitalized software	103.3	(35.8)	67.5
Trademarks	38.6	(12.4)	26.2
Favorable operating leases	2.1	(2.1)	—
Total finite-lived identifiable intangible assets	$1,571.4	$(423.9)	$1,147.5
Indefinite-lived trademarks	294.1	—	294.1
Total intangible assets	$1,865.5	$(423.9)	$1,441.6

Total intangible asset amortization expense for the three months ended March 31, 2020 and 2019 was $36.3 and $35.4, respectively.

The Company considered the overall macroeconomic conditions as a result of the COVID-19 pandemic and the uncertainty surrounding the global economy and concluded that it was not more likely than not the fair value of its three reporting units declined below their carrying value and therefore an interim quantitative impairment test was not required at March 31, 2020. The present uncertainty surrounding the global economy due to the COVID-19 pandemic increases the likelihood that adverse changes in key assumptions used to determine the fair value of reporting units like sales estimates, cost factors, discount rates and stock price could result in interim quantitative goodwill impairment tests and non-cash goodwill impairments in future periods.

In view of the COVID-19 pandemic the Company also reviewed its indefinite-lived tradename intangible assets and concluded that it was not more likely than not the fair value of such tradename assets were below its carrying value. However, uncertainty surrounding the impact of the COVID-19 pandemic increases the likelihood that adverse changes in key assumptions used to determine the fair value of indefinite-lived intangibles like sales estimates or discount rates could result in interim quantitative tradename impairments tests and non-cash tradename impairments in future periods. Additionally, uncertainty around the current macroeconomic environment could result in changes to the Company’s marketing and branding strategy which also could impact the carrying value or estimated useful lives of the Company’s tradenames.

Subsequent to the quarter ended March 31, 2020, management of the Company made a decision to change strategy on the ERP platform that was being implemented in the Americas segment. As a result, we expect that we could recognize a write-off of approximately $15.0 of capitalized software costs during the second quarter ending June 30, 2020.

(6) DEBT

Long-term debt, net, consists of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Term Loan due 2027	$2,200.0	$—
ABL Revolving Credit Facility	275.3	145.2
Term Loan due 2023	—	2,070.0
9.250% Notes due 2024	—	750.0
12.00%/13.00% Senior PIK Toggle Notes due 2022	—	500.0
10.00% Notes due 2024	—	120.0
Unamortized discount and issuance costs	(34.2)	(117.9)
	2,441.1	3,467.3
Less: Current Portion	(22.2)	—
Total long-term debt, net of current portion	$2,418.9	$3,467.3

Contractual maturities of the Company’s debt obligations as of March 31, 2020 are shown below:

	Term Loan	ABL	Total
Remainder of 2020	$16.5	$—	$16.5
2021	22.0	—	22.0
2022	22.0	—	22.0
2023	22.0	—	22.0
2024	22.0	—	22.0
2025	22.0	275.3	297.3
Thereafter	2,073.5	—	2,073.5
Total	$2,200.0	$275.3	$2,475.3

On March 2, 2020, we completed a refinancing by entering into (i) Amendment No. 5 to the Prior-Asset Based Revolving Credit Agreement (as defined below), by and among, inter alia, Vertiv Group Corporation, a Delaware corporation (“Vertiv Group” or the “Borrower”) and an indirect wholly owned subsidiary of Vertiv Holdings Co, Vertiv Intermediate Holding II Corporation, a Delaware corporation (“Holdings”) and the direct parent of Vertiv Group, certain direct and indirect subsidiaries of Vertiv Group, as co-borrowers and guarantors thereunder, various financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “ABL Agent”), and certain other institutions as additional agents and letter of credit issuers (the “ABL Amendment” and, the Prior Asset-Based Revolving Credit Agreement as amended by the ABL Amendment, the “ABL Revolving Credit Facility”), which ABL Amendment extended the maturity of, and made certain other modifications to, the Prior Asset-Based Revolving Credit Agreement and (ii) a new Term Loan Credit Agreement, by and among, inter alia, Holdings, Vertiv Group, as borrower, various financial institutions from time to time party thereto (the “Term Lenders”), and Citibank, N.A., as administrative agent (in such capacity, the “Term Agent”) (the “Term Loan Credit Agreement”), which Term Loan Credit Agreement provided for a $2,200.0 senior secured term loan, the proceeds of which were used, together with certain borrowings under the ABL Revolving Credit Facility, to repay or redeem, as applicable, in full certain existing indebtedness and to pay certain fees and expenses as further set forth below. The refinancing transactions reduce our debt service requirements going forward and extend the maturity profile of our indebtedness.

On the Closing Date and prior to the completion of the refinancing, Vertiv used a portion of the proceeds from the Business Combination, including the PIPE Investment, to repay $176.0 of the outstanding indebtedness under the Prior Asset-Based Revolving Credit Agreement and approximately $1,285.9 of the outstanding indebtedness under the Prior Term Loan Facility (as defined below).

In connection with the repayment from the Business Combination and the subsequent refinancing, we recognized $99.0 write-off of deferred financing fees and $75.0 early redemption premium on Prior Notes. The write-off is recorded in Loss on extinguishment of debt in the unaudited condensed consolidated statement of earnings (loss).

Term Loan due 2027

Pursuant to the Term Loan Credit Agreement, the Term Lenders made $2,200.0 in senior secured term loans (the “Term Loan”) to the Borrower. The proceeds of the Term Loan, together with certain borrowings under the ABL Revolving Credit Facility, were used to repay or redeem in full the outstanding indebtedness (the “Refinancing”) of the Borrower and of Vertiv Intermediate Holding Corporation, a Delaware corporation (“Holdco”) and an indirect parent of the Borrower, under the Prior Term Loan Facility and the Prior Notes (as defined below) and to pay fees and expenses in connection with (a) entry into the Term Loan Credit Agreement, (b) entry into the ABL Revolving Credit Facility and (c) such repayments and redemptions.

Subject to certain conditions and without consent of the then-existing Term Lenders (but subject to the receipt of commitments), the Borrower may incur additional loans under the Term Loan Credit Agreement (as an increase to the Term Loan or as one or more new tranches of term loans)(“Incremental Term Loans”) in an aggregate principal amount of up to the sum of (a) the greater of $325.0 and 60.0% of Consolidated EBITDA (as defined in the Term Loan Credit Agreement), plus (b) an amount equal to all voluntary prepayments, repurchases and redemptions of pari passu term loans borrowed under the Term Loan Credit Agreement and of certain other pari passu indebtedness incurred outside the Term Loan Credit Agreement utilizing capacity that would otherwise be available for Incremental Term Loans, plus (c) an unlimited amount, so long as on a pro forma basis after giving effect thereto, (i) with respect to indebtedness secured by the Collateral (as defined below) on a pari passu basis with the Term Loan, the Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Credit Agreement) would not exceed 3.75:1.00 and (ii) with respect to indebtedness incurred outside of the Term Loan Credit Agreement and secured by the Collateral on a junior basis with the Term Loan or that is unsecured, the Consolidated Total Net Leverage Ratio (as defined in the Term Loan Credit Agreement) would not exceed either (A) 5.25:1.00 or (B) if such indebtedness is incurred in connection with a permitted acquisition or other permitted investment, the Consolidated Total Net Leverage Ratio in effect immediately prior to the consummation of such transaction (the amounts referred to in clauses (a), (b) and (c), collectively, the “Incremental Amount”). Subject to certain conditions, the Borrower may incur additional indebtedness outside of the Term Loan Credit Agreement using the then-available Incremental Amount in lieu of Incremental Term Loans.

The Term Loan will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount, commencing June 30, 2020. The interest rate applicable to the Term Loan is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of Citibank, N.A. on such day, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal funds and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus 2.00% or (b) one-, two-, three- or six-month LIBOR or, if agreed by all Term Lenders, 12-month LIBOR or, if agreed to by the Term Agent, any shorter period (selected at the option of the Borrower), plus 3.00%. Additionally, concurrent with the refinancing, Vertiv Group entered into interest rate swap agreements with an initial notional amount of $1,200.0, which will reduce to $1,000.0 in 2021 and remain at $1,000.0 until the maturity of the Term Loan Credit Agreement in 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. The weighted average borrowing rate of the Term Loan as of March 31, 2020 was 4.58%.

The Borrower may voluntarily prepay the Term Loan, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than, subject to certain exclusions, a 1.00% premium on any prepayment in connection with a repricing transaction prior to the date that is six months after entry into the Term Loan Credit Agreement). The Borrower is required to repay the Term Loan with 50% of Excess Cash Flow (as defined in the Term Loan Credit Agreement), 100% of the net cash proceeds of certain asset sales and casualty and condemnation events and the incurrence of certain other indebtedness, in each case, subject to certain step-downs, reinvestment rights, thresholds and other exceptions.

The Borrower’s obligations under the Term Loan Credit Agreement are guaranteed by Holdings and all of the Borrower’s direct and indirect wholly-owned U.S. subsidiaries (subject to certain permitted exceptions) (collectively, the “Guarantors”). Subject to certain exceptions, the obligations of the Borrower and the Guarantors under the Term Loan Credit Agreement and related documents are secured by a lien on substantially all of the assets of the Borrower and the Guarantors (the “Collateral”).

The Term Loan Credit Agreement contains customary representations and warranties, affirmative, reporting and negative covenants, and events of default.

ABL Revolving Credit Facility

The ABL Amendment extended the maturity of, and made certain other modifications to, the Revolving Credit Agreement, dated as of November 30, 2016 (as amended, restated, supplemented or otherwise modified from time to time prior to March 2, 2020, the “Prior Asset-Based Revolving Credit Agreement”), by and among Holdings, the Borrower, certain subsidiaries of the Borrower, as co-borrowers, various financial institutions from time to time party thereto, as lenders (after giving effect to the ABL Amendment, the “ABL Lenders”), the ABL Agent and certain other institutions from time to time party thereto as additional agents and letter of credit issuers. The ABL Revolving Credit Facility is available to the Borrower and the Co-Borrowers and provides for revolving loans in various currencies and under U.S. and foreign subfacilities, in an aggregate amount up to $455.0 with a letter of credit subfacility of $200.0 and a swingline subfacility of $75.0, in each case, subject to various borrowing bases. Borrowings under the ABL Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, certain eligible inventory and certain unrestricted cash, minus the amount of any applicable reserves. Borrowings under the ABL Revolving Credit Facility were used on March 2, 2020, together with the proceeds of the Term Loan, to consummate the Refinancing and for working capital purposes. Going forward, borrowings under the ABL Revolving Credit Facility may be used for working capital and general corporate purposes. Unless terminated subject to the terms of the ABL Revolving Credit Facility, all commitments under the ABL Revolving Credit

Subject to certain conditions and without the consent of the then-existing ABL Lenders (but subject to the receipt of commitments), commitments under the ABL Revolving Credit Facility may be increased to up to $600.0.

The interest rate applicable to loans denominated in U.S. dollars under the ABL Revolving Credit Facility is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of JPMorgan Chase Bank, N.A. on such date, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus an applicable margin (the “Base Rate Margin”) ranging from 0.25% to 0.75%, depending on average excess availability or (b) one-, two-, three- or six-month LIBOR or, if available to all ABL Lenders, 12-month LIBOR or any shorter period (selected at the option of the Borrower), plus an applicable margin (the “LIBOR Margin” and collectively, with the Base Rate Margin, the “Applicable Margins”) ranging from 1.25% to 1.75%, depending on average excess availability. Certain “FILO” denominated loans have margins equal to the Applicable Margins, plus an additional 1.00%. Loans denominated in currencies other than U.S. dollars are subject to customary interest rate conventions and indexes, but in each case, with the same Applicable Margins. In addition, the following fees are applicable under the ABL Revolving Credit Facility: (a) an unused line fee of 0.25% per annum on the unused portion of the commitments under the ABL Revolving Credit Facility, (b) letter of credit participation fees on the aggregate stated amount of each letter of credit equal to the LIBOR Margin and (c) certain other customary fees and expenses of the lenders, letter of credit issuers and agents thereunder.

The Borrower’s and Co-Borrowers’ obligations under the ABL Revolving Credit Facility are guaranteed by the Guarantors (including certain Co-Borrowers as to the obligations of other Co-Borrowers) and, subject to certain exclusions, certain non-U.S. restricted subsidiaries of the Borrower (the “Foreign Guarantors”). No Foreign Guarantor guarantees the obligations of the Borrower or any Co-Borrower that is a U.S. subsidiary of the Borrower. Subject to certain exceptions, the obligations of the Borrower, Co-Borrowers, Guarantors and Foreign Guarantors under the ABL Revolving Credit Facility and related documents are secured by a lien on the Collateral and, subject to certain exceptions and exclusions, certain assets of the Co-Borrowers that are non-U.S. subsidiaries of the Borrower and certain assets of the Foreign Guarantors (collectively, the “Foreign Collateral”). None of the Foreign Collateral secures the obligations of the Borrower or any Co-Borrower that is a U.S. subsidiary of the Borrower.

The ABL Revolving Credit Facility contains customary representations and warranties, affirmative, reporting (including as to borrowing base-related matters) and negative covenants, and events of default. The ABL Revolving Credit Facility requires the maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Revolving Credit Facility) on any date when Global Availability (as defined in the ABL Revolving Credit Facility) is less than the greater of (a) 10.0% of the aggregate commitments and (b) $30,000,000 of 1.00 to 1.00, tested for the four fiscal quarter period ended on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Global Availability has exceeded the greater of (a) 10.0% of the aggregate commitments and (b) $30,000,000 for 30 consecutive calendar days.

At March 31, 2020, Vertiv Group and the Co-Borrowers had $157.3 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $22.5, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility and a weighted average borrowing rate of 2.41%.

Prior Term Loan Facility

On November 30, 2016, Vertiv Group and Holdings entered into a term loan credit agreement with various financial institutions from time to time party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent (as amended from time to time prior to March 2, 2020, the “Prior Term Loan Facility”). The Prior Term Loan Facility initially provided for a $2,320.0 senior term loan. On December 22, 2017, Vertiv Group obtained an additional $325.0 incremental term loan under the Prior Term Loan Facility. After accounting for prepayments and amortization, at December 31, 2019, the principal balance of the outstanding term loans was $2,070.0.

On March 2, 2020, the Prior Term Loan Facility was fully repaid as noted above.

Redemption of Prior Notes

On January 31, 2020, Vertiv commenced a process to refinance the indebtedness governed by the Prior Term Loan Facility and amend and extend the Prior Asset-Based Revolving Credit Agreement. In connection with these refinancing transactions, Vertiv called all of Holdco's $500.0 of 12.00%/13.00% Senior PIK Toggle Notes due 2022 (the “2022 Senior Notes”), Vertiv Group’s $750.0 of 9.250% Senior Notes due 2024 (“2024 Senior Notes”) and Vertiv Group’s $120.0 of 10.00% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes” and, collectively with the 2022 Senior Notes and 2024 Senior Notes, our “Prior Notes”) for conditional redemption on March 2, 2020, in accordance with the respective indentures. A total of $0.5 principal amount of 2024 Senior Notes had been previously tendered pursuant to the change of control offer made in connection with the Business Combination and were repurchased on February 7, 2020. The remaining balance of the Prior Notes was redeemed in full on March 2, 2020. In connection with the redemption of the Prior Notes on March 2, 2020, we recognized a $75.0 redemption premium and $34.3 write-off of deferred debt issuance costs during the three months ended March 31, 2020, included in Other deductions, net.

(7) LEASES

The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 20 years, some of which have renewal and termination options. Termination options are exercisable at the Company's option. Terms and conditions to extend or terminate are recognized as part of the right-of-use assets and lease liabilities where prescribed by the guidance. The majority of our leases are operating leases. Finance leases are immaterial to our condensed consolidated financial statements.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other operating leases are recorded on the balance sheet with a corresponding operating lease asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company's lease agreements do not contain any material residual value guarantees or restrictive covenants.

Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate, adjusted for lease term and foreign currency, based on the information available at lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense is as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating lease cost	$12.8	$11.6
Short-term and variable lease cost	7.5	6.6
Total lease cost	$20.3	$18.2

Supplemental cash flow information related to operating leases is as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - Payments on operating leases	$13.0	$11.9
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$11.3	$112.8

Supplemental balance sheet information related to operating leases is as follows:

	Financial statement line item	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$112.9	$110.4

Operating lease liabilities	Accrued expenses and other liabilities	33.9	35.0
Operating lease liabilities	Other long-term liabilities	80.9	78.2
Total lease liabilities		$114.8	$113.2

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	March 31, 2020	March 31, 2019
Weighted Average Remaining Lease Term	4.5 years	4.5 years
Weighted Average Discount Rate	7.1%	7.6%

Maturities of lease liabilities are as follows:

	As of March 31, 2020	As of December 31, 2019
	Operating Leases
2020	$33.4	$43.3
2021	33.8	31.6
2022	26.4	24.1
2023	20.0	18.0
2024	11.7	10.6
Thereafter	16.3	14.2
Total Lease Payments	141.6	141.8
Less: Imputed Interest	(26.8)	(28.6)
Present value of lease liabilities	$114.8	$113.2

(8) INCOME TAXES

The effective tax rate was (5.4) percent and (33.2) percent for the three months ended March 31, 2020 and 2019, respectively. The effective rate in the current three month period is primarily influenced by the mix of income between our U.S. and non-U.S. operations and the impact of the global intangible low-taxed income provisions of the Tax Cuts and Jobs Act of 2017 (the “Act”), which is offset by changes in valuation allowance for U.S. federal purposes and discrete tax adjustments primarily related to (1) a change in our indefinite reinvestment liability caused by movement in foreign currencies and legislative changes enacted during the quarter, and (2) adjustments related to uncertain tax positions. The effective rate for the comparative three-month period was primarily influenced by the mix of income between our U.S. and non-U.S. operations and the impact of the global intangible low-taxed income provisions of the “Act” which is offset by changes in valuation allowance for U.S. federal purposes.

The Company has provided for U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not indefinitely reinvested. As of March 31, 2020, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but determining the impact was not practicable.

On March 18, 2020, the Families First Coronavirus Response Act (FFCR Act), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We have performed an analysis of these provisions and due to the significant interest and net operating loss carryforwards subject to valuation allowance, we believe the FFCR Act and CARES Act positions will not have a material impact on the company’s annual effective tax rate (AETR) or tax position.

(9) RELATED PARTY TRANSACTIONS

Services Agreement

The Company receives certain corporate and advisory services from Platinum Equity Advisors, LLC ("Advisors"), and affiliates of Advisors. These services are provided pursuant to a corporate advisory services agreement ("the "CASA") between Advisors and the Company. During the three months ended March 31, 2020 and 2019, the Company recorded $0.5 and $1.3, respectively in charges related to the CASA. This agreement was terminated on February 7,2020.

During the three months ended March 31, the Company recorded $25.0 in charges relating to services performed in connection with the Business Combination. These charges were recorded as a reduction of the cash acquired from GSAH within additional paid-in capital.

Transactions with Affiliates of Advisors

The Company also purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the three months ended March 31, 2020 and 2019 purchases were $12.8 and $12.7, respectively.

Tax Receivable Agreement

On the Closing Date of the Business Combination, the Company entered into a Tax Receivable Agreement with Advisors. See Note 11 — Financial Instruments and Risk Management for additional information.

(10) OTHER FINANCIAL INFORMATION

	March 31, 2020	December 31, 2019
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$293.2	$223.5
Restricted cash included in other current assets	10.2	10.2
Total cash, cash equivalents, and restricted cash	$303.4	$233.7

	March 31, 2020	December 31, 2019
Inventories
Finished products	$199.7	$180.2
Raw materials	164.1	162.6
Work in process	81.7	58.2
Total inventories	$445.5	$401.0

	March 31, 2020	December 31, 2019
Property, plant and equipment, net
Machinery and equipment	$285.6	$280.7
Buildings	244.7	243.2
Land	45.9	46.7
Construction in progress	10.4	21.9
Property, plant and equipment, at cost	586.6	592.5
Less: Accumulated depreciation	(173.9)	(164.3)
Property, plant and equipment, net	$412.7	$428.2

	March 31, 2020	December 31, 2019
Accrued expenses and other liabilities
Deferred revenue	$188.0	$160.9
Accrued payroll and other employee compensation	90.8	145.4
Product warranty	40.1	43.2
Litigation reserve (see note 17)	92.9	92.9
Operating lease liabilities	33.9	35.0
Other	301.0	390.3
Total	$746.7	$867.7

(11) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. These tiers include the following:

Level 1 — inputs include observable unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 — inputs include other than quoted prices in active markets that are either directly or indirectly observable

Level 3 — inputs include unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

In determining fair value, the Company uses various valuation techniques and prioritizes the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded and other characteristics particular to the instrument. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants and the valuation does not require significant management judgment. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.

Recurring fair value measurements

We elected to apply fair value option accounting to the Tax receivable agreement. A summary of the Company's financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2020
Tax Receivable Agreement	116.5	—	—	116.5
Interest rate swaps	24.0	—	24.0	—

Tax receivable agreement — value is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions including the timing and amount of future taxable income and realizability of tax attributes. When valuing the tax receivable liability at March 31, 2020, we utilized a discount rate of 6.3%. The discount rate was determined based on the risk-free rate and Vertiv's implied credit spread. A one percentage point change in the discount rate would result in a change in value of approximately $8.0 at March 31, 2020. Significant changes in unobservable inputs could result in material changes to the tax receivable liability.

Interest rate swaps — valued using the LIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions. The fair values of the Company’s interest rate swaps are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages.

Details of the changes in value for the Tax receivable agreement are as follows:

Beginning liability balance, January 1, 2020	$—
Tax receivable agreement, initially recorded	133.4
Change in fair value	(16.9)
Ending liability balance, March 31, 2020	$116.5

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

For purposes of the Tax Receivable Agreement, the applicable tax savings will generally be computed by comparing our actual tax liability for a given taxable year to the amount of such taxes that we would have been required to pay in such taxable year without the tax basis in certain intangible assets, the U.S. federal income tax R&D credits and the tax deductions for certain Business Combination expenses described above. Except as described below, the term of the Tax Receivable Agreement will continue for twelve taxable years following the closing of the Business Combination. However, the payments described in (i) and (ii) above will generally be deferred until the close of our third taxable year following the closing of the Business Combination. The payments described in (iii) above will generally be deferred until the close of our fourth taxable year following the closing of the Business Combination and then payable ratably over the following three taxable year periods regardless of whether we actually realize such tax benefits. Payments under the Tax Receivable Agreement are not conditioned on the Vertiv Stockholder’s continued ownership of our stock.

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

The Tax Receivable Agreement will generally provide for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings realized (or deemed realized) over a 12-year period after the closing of the Business Combination as described above. In the twelfth year of the Tax Receivable Agreement, an additional payment would be made to the Vertiv Stockholder based on 65% of the remaining tax benefits that have not been realized. The timing of expected future payments under the Tax Receivable Agreement are dependent upon various factors, including the existing tax bases at the time of the Business Combination, the realization of tax benefits, and changes in tax laws. However, as the Company is obligated to settle the remaining tax benefits after 12 years, the Company has concluded that the liability should be measured at fair value. The Company has estimated total payments of approximately $191.5 on an undiscounted basis. The fair value of the estimated liability as of the closing date of $133.4 has been included as an adjustment to additional paid in capital. Subsequent measurements will be recorded in interest expense, net and accumulated other comprehensive income, as appropriate based on the passage of time, change in risk-free rate and implied credit spread. Cash flows of the Tax Receivable Agreement are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spread. The fair value movement on the tax receivable agreement attributable to our own credit risk spread is recorded in other comprehensive income. These estimates and assumptions are subject to change, which may materially affect the measurement of the liability.

We have recorded $9.0 in Interest expense, net for the three months ended March 31, 2020 in the consolidated statement of earnings (loss) and an unrealized gain of $25.9 in Accumulated other comprehensive income, related to the change in fair value of the tax receivable liability from the Closing Date to March 31, 2020.

Interest rate risk management

From time to time the Company may enter into derivative financial instruments designed to hedge the variability in interest expense on floating rate debt. Derivatives are recognized as assets or liabilities in the Consolidated Balance Sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are deferred through other comprehensive earnings, depending on the nature and effectiveness of the offset.

Concurrent with the refinancing on March 2, 2020, the Company designated certain interest rate swaps with an initial notional amount of $1,200.0 as cash flow hedges.

The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At March 31, 2020 interest rate swap agreements designated as cash flow hedges effectively swapped an initial amount of $1,200.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The fair value of interest rates swaps of $24.0 was recorded in Other long-term liabilities and the related unrealized loss in Accumulated other comprehensive income, on the balance sheet as of March 31, 2020. There were no amounts recognized in earnings for the three months ended March 31, 2020. At March 31, 2020, the Company expects that approximately $7.5 of pre-tax net losses on cash flow hedges will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next twelve months.

Other fair value measurements

We determine the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of March 31, 2020 and December 31, 2019.

	March 31, 2020 (1)		December 31, 2019
	Fair Value	Par Value (2)	Fair Value	Par Value (2)
Term Loan due 2027	$1,969.0	$2,200.0	$—	$—
ABL Revolving Credit Facility due 2025	275.3	275.3	145.2	145.2
Term Loan due 2023	—	—	2,064.8	2,070.0
9.250% Notes due 2024	—	—	805.3	750.0
12.00%/13.00% Senior PIK Toggle Notes due 2022	—	—	517.5	500.0
10.00% Notes due 2024	—	—	127.5	120.0

(1)On March 2, 2020, certain subsidiaries of Vertiv Holdings Co entered into a Term Loan Credit Agreement with various financial institutions for $2,200.0 of senior secured term loans. The proceeds of the Term Loan were used to repay or redeem in full certain outstanding indebtedness. See Note 6, Debt for additional information.
(2)See Note 6 — Debt for additional information

(12) OTHER DEDUCTIONS, NET

Other deductions, net are summarized as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Amortization of intangibles (excluding software)	32.4	32.8
Restructuring costs (see Note 4)	(1.1)	0.8
Foreign currency loss, net	1.8	3.5
Other, net	1.3	1.7
Total	$34.4	$38.8

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Foreign currency translation, beginning	$32.9	$43.2
Other comprehensive (loss) income	(54.3)	6.7
Foreign currency translation, ending	(21.4)	49.9
Cash flow hedges, beginning	—	—
Unrealized losses deferred during the period	(24.0)	—
Cash flow hedges, ending	(24.0)	—
Pension, beginning	(14.8)	(1.4)
Actuarial losses deferred during the period, net of income taxes	(0.2)	—
Pension, ending	(15.0)	(1.4)
Tax receivable agreement, beginning	—	—
Unrealized gain during the period (1)	25.9	—
Tax receivable agreement, ending	25.9	—
Accumulated other comprehensive (loss) income	$(34.5)	$48.5

(1)The fair value movement on the Tax Receivable Agreement attributable to our own credit risk spread is recorded in other comprehensive income.

(14) SEGMENT INFORMATION

The primary income measure used for assessing segment performance and making operating decisions is earnings before interest and income taxes. This measure excludes corporate and other costs which consist of headquarters management costs, stock-based compensation, interest expense, other incentive compensation, global digital costs, and costs that support global product platform development and offering management. Intersegment selling prices approximate market prices. Summarized information about the Company’s results of operations by business segment and product and service offering follows:

Americas includes products and services sold for applications within the data center, communication networks and commercial/industrial markets in North America and Latin America. This segment’s principal product and service offerings include:

•Critical infrastructure and solutions includes AC and DC power management thermal management, modular hyperscale type data center sites, as well as hardware for managing IT equipment;

•I.T. and edge infrastructure includes racks, rack power, rack power distribution, rack thermal systems, and configurable integrated solutions; and

•Services and software solutions includes preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and digital critical infrastructure software.

Asia Pacific includes products and services sold for applications within the data center, communication networks and commercial/industrial markets throughout China, India and the rest of Asia. Products and services offered are similar to the Americas segment.

Europe, Middle East & Africa includes products and services sold for applications within the data center, communication networks and commercial/industrial markets in Europe, Middle East & Africa. Products and services offered are similar to the Americas segment.

Business Segments

Sales	Three months ended March 31, 2020	Three months ended March 31, 2019
Americas	$469.4	$563.6
Asia Pacific	239.1	281.2
Europe, Middle East & Africa	217.7	248.7
	926.2	1,093.5
Eliminations	(28.9)	(38.7)
Total	$897.3	$1,054.8

Intersegment sales	Three months ended March 31, 2020	Three months ended March 31, 2019
Americas	$2.7	$9.2
Asia Pacific	15.2	22.2
Europe, Middle East & Africa	11.0	7.3
Total	$28.9	$38.7

Earnings (loss) before income taxes	Three months ended March 31, 2020	Three months ended March 31, 2019
Americas	$61.6	$87.1
Asia Pacific	13.6	20.4
Europe, Middle East & Africa	15.9	20.6
	91.1	128.1
Corporate and other	(277.3)	(106.1)
Interest expense, net	(68.9)	(77.8)
Income (loss) before income taxes	$(255.1)	$(55.8)

Total Assets	March 31, 2020	December 31, 2019
Americas	$2,222.8	$2,296.4
Asia Pacific	1,055.3	1,152.2
Europe, Middle East & Africa	927.1	947.5
	4,205.2	4,396.1
Corporate and other	424.7	261.3
Total	$4,629.9	$4,657.4

Sales by Products and Services Offering	Three months ended March 31, 2020	Three months ended March 31, 2019
Critical infrastructure & solutions	$499.4	$638.8
Services & software solutions	302.6	306.0
I.T. & Edge infrastructure	95.3	110.0
Total	$897.3	$1,054.8

(15) STOCK-BASED COMPENSATION PLANS

Our stock incentive plan permits the granting of incentive stock options or nonqualified stock options; stock appreciation rights; performance awards, which may be cash-or share-based; restricted stock units; restricted stock; and other stock-based awards. We measure and record compensation expense based on the fair value of the Company's common stock on the date of grant for restricted stock and restricted stock units (RSUs) and the grant date fair value, determined utilizing the Black-Scholes formula, for stock options. We record compensation cost for service-based awards, including graded-vesting awards, on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. We account for the forfeiture of awards as they occur.

There were no equity compensation plans authorized by GS Acquisition Holding Corp (GSAH) as of December 31, 2019. In connection with the Business Combination, GSAH’s Board adopted the Vertiv Holdings Co 2020 Stock Incentive Plan, the “2020 Plan”, on December 9, 2019 which was approved by GSAH’s stockholders on February 6, 2020 , immediately preceding the Business Combination. Under the 2020 Plan, a total aggregate of 33.5 million share awards issuable were authorized and reserved for issuance for the purpose of better motivating our employees, consultants and directors to achieve superior performance measured by both our key financial and operating metrics as well as relative stock price appreciation. The 2020 Plan is administered by the compensation committee of our Board and permits the granting of incentive stock options or nonqualified stock options; stock appreciation rights; performance awards, which may be cash-or share-based; restricted stock units; restricted stock; and other stock-based awards. Beginning with the first business day of each calendar year beginning in 2021, the number of shares will increase by the least of (a) 10.5 million shares, (b) 3% of the number of shares outstanding as of the last day of the immediately preceding calendar year, or (c) a lesser number of shares determined by the Compensation Committee.

Stock options

Stock options are generally granted to certain employees and directors to purchase ordinary shares at an exercise price equal to the market price of the Company's stock at the date of the grant. Option awards generally vest 25% per year over four years of continuous service and have 10-year contractual terms.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The principal significant assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period equal to the expected life of the option); the expected option life (an estimate based on historical experience); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option). Because the Company only recently became publicly traded, we do not have sufficient historical information on which to base expected volatility. As such, our volatility assumption is based on the historical and implied volatility of similar public companies, which were identified considering factors such as industry, stage of life cycle, size, and financial leverage. Because the Company does not have a history of granting stock options, we do not have historical option exercise experience upon which we can estimate the expected term. As such, we estimate the expected term using the average of the vesting period and the contractual period of the award. A summary of the assumptions used in determining the fair value of stock options follows:

Three months ended March 31, 2020
Expected volatility	27%
Expected option life in years	6.25
Expected dividend yield	0.08%
Risk-free interest rate	1.47%
Weighted-average fair value of stock options	$4.10

A summary of stock option activity follows:

	Options	Weighted-average exercise price per option	Weighted-average remaining contractual life in years	Aggregate intrinsic value (1)
Outstanding at January 1, 2020	—	$—	—	$—
Granted	5,359,536	12.07	9.86	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at March 31, 2020	5,359,536	$12.07	9.86	$—

(1)The aggregate intrinsic value in the table above represents the difference between the Company's most recent valuation and the exercise price of each in-the-money option on the last day of the period presented. As none of the options were in-the-money at March 31, 2020, the aggregate intrinsic value was $0.00.

For the three months ended March 31, 2020, total compensation expense relating to stock options was $0.7. At March 31, 2020, all options remain unvested. The total income tax benefit recognized in the income statement for the period ended March 31, 2020 was $0.0. As of March 31, 2020, there was $21.3 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 3.88 years.

Restricted stock units

During the quarter ended March 31, 2020, the Board of Directors (BOD) approved plans to make future awards of RSUs to certain employees and directors at a date yet to be determined. Once granted, the RSUs entitle the holder to receive one ordinary share for each RSU upon vesting, generally over four years. There were no RSUs issued and outstanding as of March 31, 2020. Subsequent to the quarter ended March 31, 2020, 2.1 million RSUs were granted with a fair value of $8.50 per RSU.

(16) EARNINGS (LOSS) PER SHARE

Basic earnings per ordinary share is computed by dividing net earnings attributable to the Company's common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per ordinary share is computed by dividing net earnings attributable to the Company's common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.

The details of the earnings per share calculations for the three months ended March 31, 2020 and 2019 are as follows (in millions, except per share and per share amounts:

	Three months ended March 31, 2020	Three months ended March 31, 2019 (1)
Net loss attributable to common shareholders	$(268.9)	$(74.3)

Weighted-average number of ordinary shares outstanding - basic	240,656,864	118,261,955
Less dilutive effect of equity-based compensation and warrants	—	—
Weighted-average number of ordinary shares outstanding - diluted	240,656,864	118,261,955

Net income per share attributable to common shareholders
Basic	$(1.12)	$(0.63)
Diluted	(1.12)	(0.63)

(1)The Business Combination was accounted for as a reverse capitalization in accordance with U.S. GAAP. See Note 1 "Description of the Business". Accordingly, weighted-average shares outstanding for purposes of the earnings per share calculation have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (1.0 Vertiv Holdings share to 118.261955 Vertiv Holdings Co shares).

Additional stock awards and warrants were outstanding during the three months ended March 31, 2020 but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive awards and warrants represented 5.4 million and 33.5 million shares, respectively, for the three months ended March 31, 2020.

Each warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the warrants and only whole warrants will trade. Warrants became exercisable 30 days after the Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders.

(17) COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of pending legal proceedings and claims, including those involving general and product liability and other matters. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management’s estimates of the outcomes of these matters; the Company’s experience in contesting, litigating and settling similar matters; and any related insurance coverage. While the Company believes that a material adverse impact is unlikely, given the inherent uncertainty of litigation, a future development in these matters could have a material adverse impact on the Company. The Company is unable to estimate any additional loss or range of loss that may result from the ultimate resolution of these matters, other than those described below.

On May 10, 2018, the jury in the case of Bladeroom Group Limited, et al. v. Facebook, Inc., Emerson Electric Co., Emerson Network Power Solutions, Inc. (now known as Vertiv Solutions, Inc.) and Liebert Corporation returned a verdict in favor of the plaintiff in the amount of $30.0. The jury found the defendants breached a confidentiality agreement with Bladeroom, were unjustly enriched by such breach, improperly disclosed or used certain of the plaintiff’s trade secrets and the misappropriation of such trade secrets was willful and malicious. On March 11, 2019, the court entered orders in the case affirming the original award of $30.0 and imposing an additional award for punitive damages of $30.0 as well as attorney fees and interest. Under the terms of the purchase agreement with Emerson, the Company is indemnified for damages arising out of or relating to this case, including the above amounts. On August 12, 2019, judgment was entered, confirming the award entered on March 11, 2019. Emerson has submitted an appeal, and in connection with the appeal has submitted a surety bond underwritten by a third-party insurance company in the amount of $96.8. As of March 31, 2020, the Company had accrued $92.9 in accrued expenses, the full amount of the judgment, and recorded an offsetting indemnification receivable of $92.9 in other current assets related to this matter.

On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling shareholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling shareholders. On September 6, 2019, the selling shareholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration due to them. The selling shareholders assert that the applicable 2018 operating results were exceeded and that Vertiv owes $34.5 in earn-out, the highest amount of earn-out possible under the agreement. As of March 31, 2020 and December 31, 2019, the Company had accrued $2.8 in accrued expenses. While Vertiv believes it has meritorious defenses against the assertions of the selling shareholders of Energy Labs, Vertiv is unable at this time to predict the outcome of this dispute. If Vertiv is unsuccessful, the ultimate resolution of this dispute could result in a loss of up to $31.7 in excess of the $2.8 accrued as well as costs and legal fees.

At March 31, 2020, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated financial statements, nor were there any material commitments outside the normal course of business other than those described above.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, capital structure, indebtedness, business strategy and plans and objectives of management for future operations, including as they relate to the anticipated effects of the Business Combination (as defined herein). These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors that may cause such differences include, but are not limited to: (1) the benefits of the Business Combination; (2) the future financial performance of the Company following the Business Combination; (3) the ability to maintain the listing of the Company’s securities on the New York Stock Exchange; (4) the risk that the Business Combination disrupts current plans and operations of the Company; (5) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; (6) costs related to the Business Combination; (7) the outcome of any legal proceedings that may be instituted against the Company or any of its directors or officers, following the Business Combination; (8) the failure to realize anticipated pro forma results and underlying assumptions, including with respect to estimated stockholder redemptions and purchase price and other adjustments; (9) factors relating to the business, operations and financial performance of the Company and its subsidiaries, including: global economic weakness and uncertainty; risks relating to the continued growth of the Company’s customers’ markets; failure to meet or anticipate technology changes; the unpredictability of the Company’s future operational results; disruption of the Company’s customers’ orders or the Company’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to properly manage the Company’s supply chain or difficulties with third-party manufacturers; competition in the infrastructure technologies industry; failure to realize the expected benefit from any rationalization and improvement efforts; disruption of, or changes in, the Company’s independent sales representatives, distributors and original equipment manufacturers; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from the Company’s backlog of orders and contracts; changes to tax law; ongoing tax audits; risks associated with future legislation and regulation of the Company’s customers’ markets both in the United States and abroad; costs or liabilities associated with product liability; the Company’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of the Company’s insurance coverage; a failure to benefit from future acquisitions; failure to realize the value of goodwill and intangible assets; the global scope of the Company’s operations; risks associated with the Company’s sales and operations in emerging markets; exposure to fluctuations in foreign currency exchange rates; the Company’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against us; the Company’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters; the impact of the recent COVID-19 global pandemic and response by governments and other third parties; risks associated with the Company’s limited history of operating as an independent company; and potential net losses in future periods; and (10) other risks and uncertainties described below, as well as other material risks to our business, indicated in our Annual Report on Form 10-K, including those under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q or any earlier date specified for such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates or requires, references to (1) “the Company,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries following the Business Combination; (2) “GSAH” refers to GS Acquisition Holdings Corp prior to the Business Combination; and (3) “Vertiv” refers to Vertiv Holdings, LLC and its subsidiaries prior to the Business Combination. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

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

Key Developments

Below is a summary of selected key developments affecting our business since December 31, 2019:

•On February 7, 2020, the Company (formerly known as GSAH), consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of December 10, 2019 (the “Merger Agreement”), by and among the Company, Vertiv, a Delaware limited liability company, VPE Holdings, LLC, a Delaware limited liability company (the “Vertiv Stockholder”), Crew Merger Sub I LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GSAH (“First Merger Sub”), and Crew Merger Sub II LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GSAH (“Second Merger Sub”). As contemplated by the Merger Agreement, (1) First Merger Sub merged with and into Vertiv, with Vertiv continuing as the surviving entity (the “First Merger”) and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Vertiv merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity and renamed “Vertiv Holdings, LLC” (collectively with the First Merger and the other transactions contemplated by the Merger Agreement, the “Business Combination”). The Business Combination was approved by GSAH shareholders on February 6, 2020, and on February 10, 2020, the Company announced the completion of the Business Combination. The Company began trading on the New York Stock Exchange beginning on Monday, February 10, 2020.

•On March 2, 2020, Vertiv Group and Holdings closed a new seven-year $2,200.0 term loan, the proceeds of which were used, together with the proceeds of certain borrowings under the ABL revolving credit facility referred to below, to repay in full Vertiv Group’s previous term loan and redeem in full the high-yield bonds of Vertiv Group and Holdco, including their 9.25% senior notes, 12.0%/13.0% PIK-toggle senior notes and 10.0% second-lien notes. At March 31, 2020, the new term loan bears annual interest at LIBOR plus an applicable margin of 3.0% (4.6% all-in), which applicable margin is 1.0% lower than under the previous term loan. In addition, Holdings, Vertiv Group and certain of its subsidiaries closed an amendment on their $455.0 asset-based lending (ABL) revolving credit facility which, among other changes, extended the maturity to March 2, 2025 and lowered the applicable margin on loans thereunder by 0.25%. Concurrently with the closing of the new term loan, Vertiv Group executed interest rate swaps on a notional amount of $1,200.0 in 2020, and $1,000.0 in the remaining tenor of the term loan. Combined with the economics of the term loan, this results in an all-in rate at March 31, 2020 of approximately 4.1%. The swap transactions exchange floating term loan interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility.

•During the first quarter of 2020, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, that began in China spread throughout the globe. Given the fluidity and uncertainty of the COVID-19 global pandemic, we are unable to predict the full financial impact that this pandemic will have on our business in the future. However, we anticipate that the COVID-19 outbreak will continue to adversely affect our business, results of operations, financial condition, cash flows and liquidity for at least the duration of 2020.

RESULTS OF OPERATIONS

Comparison of the quarters ended March 31, 2020 and March 31, 2019

(Dollars in millions)	2020	2019	$ Change	% Change
Net sales	$897.3	$1,054.8	$(157.5)	(14.9)%
Cost of sales	610.3	707.6	(97.3)	(13.8)%
Gross profit	287.0	347.2	(60.2)	(17.3)%
Selling, general and administrative expenses	264.8	286.4	(21.6)	(7.5)%
Loss on extinguishment of debt	174.0	—	174.0	100.0%
Other deductions, net	34.4	38.8	(4.4)	(11.3)%
Earnings (loss) before interest & income taxes	(186.2)	22.0	(208.2)	(946.4)%
Interest expense, net	68.9	77.8	(8.9)	(11.4)%
Income tax expense	13.8	18.5	(4.7)	(25.4)%
Net Loss	$(268.9)	$(74.3)	$(194.6)	261.9%

Net Sales

Net sales were $897.3 in Q1 2020, a decrease of $157.5, or 14.9 percent, compared with $1,054.8 in Q1 2019. The COVID-19 pandemic negatively impacted net sales by approximately $80.0. Additional decreases were related to the timing of large projects and negative impacts of foreign currency. By offering, critical infrastructure and solutions sales decreased $139.4 inclusive of negative impacts from foreign currency of $10.5. Service and software solutions sales decreased $3.4 including the negative impacts from foreign currency of $6.4. I.T. and edge infrastructure sales decreased $14.7 including the negative impacts of foreign currency of $2.1.

Excluding intercompany sales, net sales were $466.7 in the Americas, $223.9 in Asia Pacific and $206.7 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.

Cost of Sales

Cost of sales were $610.3 in Q1 2020, a decrease of $97.3, or 13.8 percent compared to Q1 2019. The decrease in cost of sales was primarily due to the flow-through impact of lower net sales volume resulting from the global impact of COVID-19 partially offset by the carryover benefit of pricing, purchasing improvements and manufacturing productivity actions executed in 2019. Gross profit was $287.0 in Q1 2020, or 32.0 percent of sales, compared to $347.2, or 32.9 percent of sales in Q1 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $264.8 in Q1 2020, a decrease of $21.6 compared to Q1 2019. SG&A as a percentage of sales were 29.5 percent in Q1 2020, a 2.3 percentage point increase compared with 27.2 percent in Q1 2019. The reasons for the decrease in SG&A are lower commissions due to lower sales volumes, timing of incentive compensation expense, and lower headcount expense driven by restructuring actions executed in 2019. In addition, there was lower spending related to transformation initiatives to improve operational efficiency, digital project implementation costs and other one-time transition costs. The decrease was offset by one-time transaction bonus related to the reverse merger of $21.4.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in Q1 2020 represents costs incurred in the refinancing and pay down of the Company’s long-term debt. The loss includes $99.0 write-off of deferred financing fees and $75.0 early redemption premium on high interest notes, for a total refinancing cost of $174.0.

Other Deductions, Net

Other deductions, net, were $34.4 in Q1 2020, a decrease of $4.4, compared with Q1 2019. The decrease is primarily due to a reduction of restructuring costs as certain transformation activities reached completion. See Note 12 to the unaudited condensed consolidated financial statements for additional information.

Earnings (loss) Before Interest & Income Taxes

Loss before interest & income taxes in Q1 2020 was $186.2, a decrease in earnings of $208.2 when compared to earnings of $22.0 in Q1 2019. On a segment basis, EBIT was $61.6 in the Americas, $13.6 in Asia Pacific, and $15.9 in EMEA. Corporate expenses were $277.3 in Q1 2020, including the loss on extinguishment of debt of $174.0 and implementation of cost reduction initiatives, digital project implementation costs, costs that support global product platform development, and costs related to the merger with GSAH. See “Business Segments” below for additional details.

Interest expense

Interest expense, net, was $68.9 in Q1 2020 compared to $77.8 in Q1 2019. The $8.9 decrease is primarily due to the lower interest rates secured through the debt refinancing, as described in Note 6 to the unaudited condensed consolidated financial statements for additional information.

Income Taxes

Income tax expense was $13.8 in Q1 2020 versus $18.5 in Q1 2019. The effective rate in the current period is primarily influenced by the mix of income between our U.S. and non-U.S. operations, changes in valuation allowance for U.S. federal purposes, the Global Intangible Low Tax Income (the "GILTI") provisions of the Tax Cuts and Jobs Act (“the Act”), remeasurement and legislative changes impacting the indefinite reinvestment liability and changes in the liability for uncertain tax positions. For the three months ended March 31, 2019, income tax expense was primarily influenced by the impact of the GILTI provisions of the Act and the mix of income between our U.S. and non-U.S. operations which was offset by changes in valuation allowance for U.S. federal purposes.

The Q1 2020 tax expense is lower than Q1 2019 primarily due to lower earnings during Q1 2020 where the company has profitable operations and discrete tax adjustments recorded during the period.

Business Segments

The following is detail of business segment results for the three months ended March 31, 2020 and 2019. Segment profitability is defined as earnings before interest and income taxes. Segment margin represents segment earnings expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 14 — Segment Information, of the Company's consolidated financial statements. Segment net sales are presented excluding intercompany sales.

Americas

(Dollars in millions)	Three months ended March 31, 2020	Three months ended March 31, 2019	$ Change	% Change
Net sales	$466.7	$554.4	$(87.7)	(15.8)%
Earnings before interest and taxes	61.6	87.1	(25.5)	(29.3)%
Margin	13.2%	15.7%

Americas net sales of $466.7 in Q1 2020 represented a decrease of $87.7, or 15.8 percent from Q1 2019. Sales decreases were primarily due to the impacts of COVID-19 and timing of I&S project demand from hyperscale and colocation customers. By offering, sales declined for critical infrastructure and solutions by $95.3 and services and software solutions increased by $7.6, while sales remained flat in I.T. edge and infrastructure. Additionally, Americas net sales were negatively impacted by foreign currency by approximately $5.2.

Earnings before interest and taxes in Q1 2020 was $61.6, a decrease of $25.5 compared with Q1 2019. Margin declined 2.5 percentage points mainly due to the impact of deleveraging, but was partially offset by contribution margin improvements (operations productivity, pricing, and commission structure).

Asia Pacific

(Dollars in millions)	Three months ended March 31, 2020	Three months ended March 31, 2019	$ Change	% Change
Net sales	$223.9	$259.0	$(35.1)	(13.6)%
Earnings before interest and taxes	13.6	20.4	(6.8)	(33.3)%
Margin	6.1%	7.9%

Asia Pacific net sales were $223.9 in Q1 2020, a decrease of $35.1, or 13.6 percent from Q1 2019. Sales decreases were primarily due to the impacts of COVID-19 partially offset by improvements in wind power and large data center projects. Net sales decreased in all offering categories, represented by declines in critical infrastructure and solutions sales of $15.3, service and software solutions of $8.3, and I.T. edge and infrastructure of $11.5. Additionally, Asia Pacific net sales were negatively impacted by foreign currency by approximately $7.5.

Earnings before interest and taxes were $13.6 in Q1 2020, a decrease of $6.8 compared with Q1 2019. Margin declined 1.8 percentage points due to volume declines, partially offset by reduction in discretionary spend and other fixed costs.

Europe, Middle East & Africa

(Dollars in millions)	Three months ended March 31, 2020	Three months ended March 31, 2019	$ Change	% Change
Net sales	$206.7	$241.4	$(34.7)	(14.4)%
Earnings before interest and taxes	15.9	20.6	(4.7)	(22.8)%
Margin	7.7%	8.5%

EMEA net sales were $206.7 in Q1 2020, a decrease of $34.7, or 14.4 percent from Q1 2019. Sales decreases were primarily due to the impacts of COVID-19 and project timing. Net sales decreased in all offering categories, represented by declines in critical infrastructure and solutions sales of $28.8, service and software solutions of $2.7, and I.T. edge and infrastructure of $3.2. Additionally, Asia Pacific net sales were negatively impacted by foreign currency by approximately $6.3.

Earnings before interest and taxes was $15.9 in Q1 2020, an decrease of $4.7 compared with Q1 2019. Margin declined 0.8 percentage points primarily as a result of volume declines, partially offset by benefits from prior year restructuring programs driving lower fixed costs.

Vertiv Corporate and Other

Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, Digital, Legal, and global product platform development and offering management. Corporate and other costs were $277.3 and $106.1 in Q1 2020 and Q1 2019, respectively. The $171.2 increase in corporate and other expenses in Q1 2020 versus the comparable prior year was primarily due to the loss on extinguishment of debt of $174.0, as described in Note 6 to the unaudited condensed consolidated financial statements.

Capital Resources and Liquidity

Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service. In connection with the consummation of the Business Combination on February 7, 2020, the Company used $1,464.0 of the proceeds from the Merger Consideration and PIPE Investment to pay down its existing debt. On March 2, 2020, Vertiv announced the closing of a new seven-year $2,200.0 term loan, the proceeds of which were used to repay in full its previous term loan and redeem in full its high-yield bonds, including its 9.25% senior notes, 12.0%/13.0% PIK toggle senior notes and 10.0% second-lien notes. Additionally, Holdings, Vertiv Group and certain of its subsidiaries closed an amendment on their $455.0 ABL Revolving Credit Facility which extended the maturity to March 2, 2025.

In addition to the cash inflow generated from the closing of the merger with GSAH, we believe that net cash provided by operating activities, augmented by long-term debt arrangements and the ABL Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, as well as the resources necessary to invest for growth in existing businesses and manage our capital structure on a short- and long-term basis. We expect to continue to opportunistically access the capital markets and financing markets from time to time. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance that we will continue to have access to the capital markets and financing markets on acceptable terms.

At March 31, 2020, we had $293.2 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $455.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $145.0. At March 31, 2020, Vertiv Group and certain other subsidiaries of the Company had $157.3 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $22.5, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.

Long-Term Debt Obligations

There is a discussion in Note 6 — Debt of the consolidated financial statements of the long-term debt arrangements issued by the Company with certain of our subsidiaries named as guarantors or co-borrowers.

Summary Statement of Cash Flows

Quarters ended March 31, 2020 and March 31, 2019

(Dollars in millions)	Three months ended March 31, 2020	Three months ended March 31, 2019	$ Change	% Change
Net cash provided by (used for) operating activities	$(194.7)	$(33.7)	$(161.0)	477.7%
Net cash (used for) investing activities	(8.5)	(10.8)	2.3	(21.3)
Net cash provided by (used for) financing activities	279.3	(59.4)	338.7	(570.2)
Capital expenditures	(6.7)	(10.7)	4.0	(37.4)
Investments in capitalized software	(1.8)	(3.9)	2.1	(53.8)

Net Cash used for Operating Activities

Net cash used for operating activities was $194.7 in Q1 2020, a $161.0 decrease in cash generation compared to Q1 2019. The decline in cash generation was primarily driven by a use of working capital from higher seasonal inventory build, a higher net loss from operations, higher bonus payouts, and transaction costs.

Net Cash used for Investing Activities.

Net cash used for investing activities was $8.5 in Q1 2020 compared to net cash used for investing activities of 10.8 in Q1 2019. The lower use of cash over the comparable period was primarily the result of reduced capital expenditures.

Net Cash provided by (used for) Financing Activities

Net cash provided by financing activities was $279.3 in Q1 2020 compared to $59.4 of cash used in Q1 2019. The increase in cash generation was primarily driven by net borrowing on the ABL Revolving Credit Facility of $131.1 in Q1 2020 as compared to a net payment of $59.4 in Q1 2019. The remaining net financing activities resulted from the reverse recapitalization and refinancing transactions. Borrowings on the new Term loan of $2,189.0, net of original discount, and proceeds from the reverse recapitalization of $1,827.0 were offset by the repayment of the Prior Term Loan and Prior Notes as well as a payment made to Advisors in connection with the closing of the merger with GSAH.

Off-balance sheet arrangements

Vertiv does not have any off-balance sheet arrangements for any of the periods presented.

Contractual obligations

There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since December 31, 2019 and through March 31, 2020, except for the following changes to our debt obligations and tax receivable agreement:

	Term Loan	ABL	Total
Remainder of 2020	$16.5	$—	$16.5
2021	22.0	—	22.0
2022	22.0	—	22.0
2023	22.0	—	22.0
2024	22.0	—	22.0
2025	22.0	275.3	297.3
Thereafter	2,073.5	—	2,073.5
Total	$2,200.0	$275.3	$2,475.3

On the Closing Date, the Company entered into the Tax Receivable Agreement, with the Vertiv Stockholder. The Company has estimated total payments of approximately $191.5 on an undiscounted basis. Due to the uncertainty with respect to the timing of future payments, the Tax Receivable Agreement has not been included in the table above. Payments are due under the agreement over a 10 year period beginning in 2023.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2019 financial statements filed as Amendment No. 2 on Form 8-K includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1 - Summary of significant accounting policies.

We have identified the following to be our critical accounting policies:

Revenue recognition

The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. Sales for service contracts, including installation, inventory with no alternative use and an enforceable right of payment upon customer termination and other discrete services, generally are recognized over time as the services are provided. Payments received in advance for service arrangements are recorded as deferred revenue and recognized in net sales when the revenue recognition criteria are met. Unbilled revenue is recorded when performance obligations have been satisfied, but the Company does not have present right to payment.

For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements we allocate sales price to each distinct obligation on a relative stand-alone selling price basis. The majority of revenue from arrangements with multiple performance obligations is recognized when tangible products are delivered, with smaller portions for associated installation and commissioning recognized shortly thereafter. Generally, contract duration is short term, and cancellation, termination or refund provisions apply only in the event of contract breach. These provisions have historically not been invoked.
Payment terms vary by the type and location of the customer and the products or services offered. Revenue from our sales have not been adjusted for the effects of a financing component as we expect that the period between when we transfer control of the product and when we receive payment to be one year or less. Sales, value add, and other taxes collected concurrent with revenue are excluded from sales. The Company records amounts billed to customers for shipping and handling in a sales transaction as revenue. Shipping and handling costs are treated as fulfillment costs and are included in costs of sales.
Goodwill and Other Indefinite Lived Intangible Assets
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. The Company conducts annual impairment tests of goodwill in the fourth quarter or more frequently if events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. If an initial assessment indicates it is more likely than not goodwill may be impaired, it is evaluated by comparing the reporting unit’s estimated fair value to its carrying value. If its carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that recorded goodwill exceeds the fair value of goodwill. Estimated fair values of the reporting unit are Level 3 measures and are developed under an income approach that discounts estimated future cash flows using risk-adjusted interest rates and also the market approach.

Indefinite lived intangible assets consist of certain trademarks which are also evaluated annually for impairment or upon the occurrence of a triggering event. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of ASC 740 by jurisdiction on a legal entity by legal entity basis. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are measured using enacted rates in effect for the year in which the temporary differences are expected to be recovered or settled. The impact of a change in income tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The tax carryforwards reflected in the Company’s consolidated financial statements have been determined using the separate return method. The tax carryforwards include net operating losses and tax credits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On a regular basis, Vertiv monitors third-party depository institutions that hold its cash and short-term investments, primarily for safety of principal and secondarily for maximizing yield on those funds. The Company diversifies its cash and short-term investments among counterparties to minimize exposure to any one of these entities. Vertiv also monitors the creditworthiness of its customers and suppliers to mitigate any adverse impact.

Vertiv uses derivative instruments to manage exposure to volatility in interest rates on certain debt instruments. Derivative financial instruments used by the Company are straightforward and non-leveraged. The counterparties to these instruments are financial institutions with strong credit ratings. Vertiv maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. See Note 11 to the Unaudited Consolidated Financial Statements for additional information about hedges and derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as "controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020, because of material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified material weaknesses in controls related to (a) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes; and (b) the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively.

These material weaknesses did not result in any identified misstatements to the consolidated financial statements as of and for the quarter ended March 31, 2020. However, the material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting.

Remediation Plan

We currently are implementing a number of actions, as described below, to remediate the material weaknesses described in this Item 4. Company management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

General Information Technology Controls (GITCs)

During 2020, we continue to make progress in advancing foundational elements of our GITCs. These elements are providing value as we are leveraging them in the design of our future state processes and controls within Oracle, which is expected to go-live in 2021. Our remediation plan includes, but is not limited to:

•Implementing new, relevant IT systems;
•Implementing improved IT change management policies and procedures, control activities, and tools to ensure changes affecting financial IT applications are identified, authorized, tested, and implemented appropriately;
•Implementing improved processes for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required;
•Implementing appropriate segregation of duties in relevant systems that impact internal control over financial reporting;
•Increasing resources dedicated to monitoring GITCs to ensure compliance with policies and procedures; and

•Implementing additional training to ensure a clear understanding of risk assessment and monitoring activities related to automated processes and IT systems and GITCs.

Financial Reporting

We continue to make progress on our automated and manual business process controls, including reports generated from these IT systems, that are dependent upon the completeness and accuracy of information from the affected GITC material weakness. These elements are providing value as we are leveraging them in the design of our future state processes and controls within Oracle, which is expected to go-live in 2021. Our remediation plan includes, but is not limited to:

•Frequent communications between our Audit Committee and management regarding our financial reporting and internal control environment;
•Expanded Business Unit Finance, Accounting and Reporting and Information Technology teams through the addition of experienced and qualified resources;
•Delivery of additional internal controls training, as well as policy and control standardization where possible;
•Re-designed internal controls processes and locations as part of our Sarbanes-Oxley program to drive accountability and efficiency;
•Instituted monthly review of financial statements disaggregated by key business units, and functional areas to evaluate results, observe adherence to policies and agree on necessary actions;
•Engaged outside resources to assist with the design and implementation of a risk-based internal controls plan, enhance process documentation, provide company-wide training, and help with management's self-assessment and testing of internal controls.

When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiencies that have led to the material weaknesses we have identified and strengthen our internal controls over financial reporting.

The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

We have undertaken strategic remediation actions, as discussed above, to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended March 31, 2020 but have not materially affected our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities and intellectual property disputes.

The Company is a party to a number of pending legal proceedings and claims, including those involving general and product liability and other matters. As of March 31, 2020, there were no pending legal proceedings that management currently believes are material to the Company.

ITEM 1A. RISK FACTORS

Item 1A. Risk Factors.

An investment in our securities involves risks and uncertainties. You should carefully consider the following risks as well as the other information included in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our securities. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us. Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Vertiv Holdings Co and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of Vertiv prior to the consummation of the Business Combination.

Our business, results of operations, financial position, cash flows and liquidity have been and could continue to be adversely affected by the COVID-19 pandemic or other similar outbreaks.

The ongoing global COVID-19 global pandemic and efforts to reduce its spread have led to a significant decline of economic activity and significant disruption and volatility in global markets. To date, the COVID-19 outbreak and response by governments and other third parties to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in global financial markets. For example, many state, local, and foreign governments have put in place quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers.

Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has adversely affected, and could continue to adversely affect, our business, results of operations, financial position, cash flows and liquidity. Such effects may be material and may include, but are not limited to:

•disruptions in our supply chain due to transportation delays, travel restrictions ad closures of businesses or facilities;

•reductions in our operating effectiveness due to workforce disruptions, the need for social distancing, and the unavailability of key personnel necessary to conduct our business activities; and

•volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.

In addition, we cannot predict the impact that COVID-19 will have on our customers, subcontractors, suppliers, distributors, and employees and any adverse impacts on these parties may have a material adverse impact on our business.

We have identified two material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.

During the quarter ended March 31, 2020, we identified material weaknesses in internal control over financial reporting that pertain to (1) the ineffective design and implementation of effective controls with respect to the implementation of our ERP system consistent with our financial reporting requirements and (2) the design and maintenance of information technology general controls for information systems that are relevant to the preparation of financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis.

As further described in “Item 4. Controls and Procedures,” we have developed and are implementing a plan to remediate these material weaknesses. However, we cannot assure you that this will occur within a specific timeframe. These material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our unaudited condensed consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our Class A common stock, warrants and units, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A) Recent sales of Unregistered Securities

None

B) Use of Proceeds from our Initial Public Offering of Common Stock

None.

C) Repurchases of Shares or of Company Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of Vertiv Holdings Co (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

3.2	Amended and Restated Bylaws of Vertiv Holdings Co (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.1
Amendment No. 4 to Term Loan Credit Agreement, dated as of January 14, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.2
Amendment No. 4 to Revolving Credit Agreement, dated as of January 14, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.3
Amended and Restated Registration Rights Agreement, dated February 7, 2020, by and among Vertiv Holdings Co, GS Sponsor LLC, Cote SPAC 1 LLC, James Albaugh, Roger Fradin, Steven S. Reinemund, VPE Holdings, LLC, GSAH Investors Emp LP, Atlanta Sons LLC and the other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.4
Stockholders Agreement, dated February 7, 2020, by and among Vertiv Holdings Co, GS Sponsor LLC, Cote SPAC 1 LLC and VPE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.5
Tax Receivable Agreement, dated February 7, 2020, by and between Vertiv Holding Co and VPE Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.6	2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.7
Form of Stock Option Award Agreement under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.8
Form of Restricted Stock Unit Agreement for Special One-Time Long-Term Incentive (LTI) Award under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.9	Vertiv Holdings Co Executive Change of Control Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.1	Vertiv Holdings Co Executive Employment Policy (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.11	Form of Executive Offer Letter (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.13
Term Loan Credit Agreement, dated as of March 2, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as borrower, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

10.14
Amendment No. 5 to Revolving Credit Agreement, dated as of March 2, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

10.15
Revolving Credit Agreement, dated as of November 30, 2016, as previously amended, restated, supplemented or otherwise modified from time to time prior to March 2, 2020, and as further amended by Amendment No. 5, dated March 2, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the collateral agents party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

16.1
Letter of PricewaterhouseCoopers LLP, dated February 7, 2020, to the SEC regarding statements included in the Company’s Current Report on Form 8-K/A (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2020	Vertiv Holdings Co
/s/ Rob Johnson
Name: Rob Johnson
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer