Form 10-Q
period 2020-06-30
Vertiv Holdings Co
filed 2020-08-05
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2020

or

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

Yes ☐ No ☒

As of August 3, 2020, there were 328,411,705 shares of the our Class A common stock, par value $0.0001, issued and outstanding.

Part I. Financial Information

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Net sales:
Net sales - products	$750.2	$865.3	$1,397.4	$1,678.6
Net sales - services	255.5	268.8	505.6	510.3
Net sales	1,005.7	1,134.1	1,903.0	2,188.9
Costs and expenses:
Cost of sales - products	515.3	613.6	978.5	1,179.9
Cost of sales - services	144.0	153.3	291.1	294.7
Cost of sales	659.3	766.9	1,269.6	1,474.6
Selling, general and administrative expenses	226.3	263.3	491.2	549.7
Loss on extinguishment of debt	—	—	174.0	—
Other deductions, net	49.5	28.1	83.8	67.0
Interest expense, net	30.1	78.7	99.1	156.4
Income (loss) before income taxes	40.5	(2.9)	(214.7)	(58.8)
Income tax expense	14.3	16.0	28.0	34.5
Net income (loss)	$26.2	$(18.9)	$(242.7)	$(93.3)

Earnings (loss) per share:
Basic	$0.08	$(0.16)	$(0.85)	$(0.79)
Diluted	$0.08	$(0.16)	$(0.85)	$(0.79)
Weighted-average shares outstanding:
Basic	328,411,705	118,261,955	284,534,285	118,261,955
Diluted	331,136,080	118,261,955	284,534,285	118,261,955

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Net income (loss)	$26.2	$(18.9)	$(242.7)	$(93.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation	11.9	(11.4)	(42.4)	(4.7)
Interest rate swaps	(11.5)	—	(35.5)	—
Tax receivable agreement	(9.7)	—	16.2	—
Pension	—	—	(0.2)	—
Comprehensive income (loss)	$16.9	$(30.3)	$(304.6)	$(98.0)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$369.7	$223.5
Accounts receivable, less allowances of $25.1 and $19.9, respectively	1,185.0	1,212.2
Inventories	467.9	401.0
Other current assets	180.6	180.7
Total current assets	2,203.2	2,017.4
Property, plant and equipment, net	407.1	428.2
Other assets:
Goodwill	600.0	605.8
Other intangible assets, net	1,341.1	1,441.6
Deferred income taxes	8.2	9.0
Other	170.3	155.4
Total other assets	2,119.6	2,211.8
Total assets	$4,729.9	$4,657.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$42.2	$—
Accounts payable	613.4	636.8
Accrued expenses and other liabilities	761.6	867.7
Income taxes	23.3	15.2
Total current liabilities	1,440.5	1,519.7
Long-term debt, net	2,409.0	3,467.3
Deferred income taxes	111.2	124.7
Other long-term liabilities	418.3	250.5
Total liabilities	4,379.0	5,362.2
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 328,411,705 and 118,261,955 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,638.0	277.7
Accumulated deficit	(1,243.3)	(1,000.6)
Accumulated other comprehensive (loss) income	(43.8)	18.1
Total equity (deficit)	350.9	(704.8)
Total liabilities and equity	$4,729.9	$4,657.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash flows from operating activities:
Net loss	$(242.7)	$(93.3)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	28.5	28.4
Amortization	72.0	72.2
Deferred income taxes	(5.9)	(10.4)
Amortization of debt discount and issuance costs	7.6	14.7
Loss on extinguishment of debt	174.0	—
Capitalized software write-off	12.3	—
Changes in operating working capital	(168.6)	(89.9)
Other	1.1	(3.3)
Net cash used for operating activities	(121.7)	(81.6)
Cash flows from investing activities:
Capital expenditures	(13.2)	(23.0)
Investments in capitalized software	(6.2)	(10.6)
Proceeds from disposition of property, plant and equipment	—	5.0
Net cash used for investing activities	(19.4)	(28.6)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility	324.2	251.8
Repayments of ABL revolving credit facility	(199.1)	(361.1)
Proceeds from short-term borrowings	20.2	—
Proceeds from the issuance of 10.00% Notes	—	114.2
Borrowing on Term Loan, net of discount	2,189.0	—
Repayment on Term Loan	(5.5)	—
Repayment on Prior Term Loan	(2,070.0)	—
Repayment of Prior Notes	(1,370.0)	—
Payment of redemption premiums	(75.0)	—
Payment of debt issuance cost	(11.2)	—
Proceeds from reverse recapitalization, net	1,832.5	—
Payment to Vertiv Stockholder	(341.6)	—
Net cash provided by financing activities	293.5	4.9
Effect of exchange rate changes on cash and cash equivalents	(6.2)	0.3
Increase (decrease) in cash, cash equivalents and restricted cash	146.2	(105.0)
Beginning cash, cash equivalents and restricted cash	233.7	225.3
Ending cash, cash equivalents and restricted cash	$379.9	$120.3
Changes in operating working capital
Accounts receivable	$27.2	$(11.5)
Inventories	(66.9)	34.6
Other current assets	(1.2)	(33.9)
Accounts payable	(21.1)	(106.1)
Accrued expenses and other liabilities	(116.0)	7.1
Income taxes	9.4	19.9
Total changes in operating working capital	$(168.6)	$(89.9)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018, as originally reported	1,000,000	$—	$277.7	$(859.8)	$41.8	$(540.3)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2018, as recasted (1)	118,261,955	—	277.7	(859.8)	41.8	(540.3)
Net loss	—	—	—	(74.3)	—	(74.3)
Other comprehensive income, net of tax	—	—	—	—	6.7	6.7
Balance as of March 31, 2019, as recasted (1)	118,261,955	$—	$277.7	$(934.1)	$48.5	$(607.9)

Balance as of March 31, 2019, as originally reported	1,000,000	—	277.7	(934.1)	48.5	(607.9)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance as of March 31, 2019, as recasted (1)	118,261,955	—	277.7	(934.1)	48.5	(607.9)
Net loss	—	—	—	(18.9)	—	(18.9)
Other comprehensive loss, net of tax	—	—	—	—	(11.4)	(11.4)
Balance as of June 30, 2019, as recasted (1)	118,261,955	—	277.7	(953.0)	37.1	(638.2)

Balance at December 31, 2019, as originally reported	1,000,000	$—	$277.7	$(1,000.6)	$18.1	$(704.8)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2019, as recasted (1)	118,261,955	—	277.7	(1,000.6)	18.1	(704.8)
Tax Receivable Agreement	—	—	(133.4)	—	—	(133.4)
Net loss	—	—	—	(268.9)	—	(268.9)
Stock issuance	123,900,000	—	1,195.1	—	—	1,195.1
Merger recapitalization	86,249,750	—	295.8	—	—	295.8
Stock-based compensation	—	—	0.7	—	—	0.7
Other comprehensive loss, net of tax	—	—	—	—	(52.6)	(52.6)
Balance at March 31, 2020	328,411,705	$—	$1,635.9	$(1,269.5)	$(34.5)	$331.9
Net income	—	—	—	26.2	—	26.2
Stock-based compensation	—	—	2.5	—	—	2.5
Other merger adjustment	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss, net of tax	—	—	—	—	(9.3)	(9.3)
Balance at June 30, 2020	328,411,705	$—	$1,638.0	$(1,243.3)	$(43.8)	$350.9

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
(Dollars in millions, except as otherwise specified and per share amounts)

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

Disaggregation of Revenues

Beginning in the second quarter of 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for the three and six months ended June 30, 2019 have been adjusted to reflect this modification. Additionally, product and service offering category names were revised as follows: Services & software solutions changed to Service & spares and I.T. edge & infrastructure changed to Integrated rack solutions. There was no change in the description of the Critical infrastructure & solutions offering.

The following table disaggregates our revenue by product and service offering and timing of transfer of control:

	Three months ended June 30, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$250.6	$202.2	$99.4	$552.2
Services & spares	161.1	88.1	66.5	315.7
Integrated rack solutions	73.0	32.5	32.3	137.8
Total	$484.7	$322.8	$198.2	$1,005.7

Timing of revenue recognition:
Products and services transferred at a point in time	$332.4	$256.8	$153.4	$742.6
Products and services transferred over time	152.3	66.0	44.8	263.1
Total	$484.7	$322.8	$198.2	$1,005.7

	Three months ended June 30, 2019
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$317.4	$194.7	$124.3	$636.4
Services & spares	170.9	91.5	74.3	336.7
Integrated rack solutions	86.8	37.1	37.1	161.0
Total	$575.1	$323.3	$235.7	$1,134.1

Timing of revenue recognition:
Products and services transferred at a point in time	$417.3	$254.7	$190.3	$862.3
Products and services transferred over time	157.8	68.6	45.4	271.8
Total	$575.1	$323.3	$235.7	$1,134.1

(1)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the three months ended June 30,2019 have been adjusted by $(36.2), $10.8, and $25.4, respectively, to reflect the strategic realignment described above.

	Six months ended June 30, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$490.4	$318.5	$204.8	$1,013.7
Services & spares	322.7	167.3	131.9	621.9
Integrated rack solutions	138.3	60.9	68.2	267.4
Total	$951.4	$546.7	$404.9	$1,903.0

Timing of revenue recognition:
Products and services transferred at a point in time	$645.6	$417.7	$319.2	$1,382.5
Products and services transferred over time	305.8	129.0	85.7	520.5
Total	$951.4	$546.7	$404.9	$1,903.0

	Six months ended June 30, 2019
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (2)
Critical infrastructure & solutions	$650.8	$336.1	$258.5	$1,245.4
Services & spares	324.9	174.5	143.5	642.9
Integrated rack solutions	154.0	71.7	74.9	300.6
Total	$1,129.7	$582.3	$476.9	$2,188.9

Timing of revenue recognition:
Products and services transferred at a point in time	$833.4	$451.4	$389.8	$1,674.6
Products and services transferred over time	296.3	130.9	87.1	514.3
Total	$1,129.7	$582.3	$476.9	$2,188.9

(2)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the six months ended June 30,2019 have been adjusted by $(65.8), $10.7, and $55.1, respectively, to reflect the strategic realignment described above.

The opening and closing balances of our current and long-term contract assets and current and long-term deferred revenue are as follows:

	Balances at June 30, 2020	Balances at December 31, 2019
Deferred revenue - current (3)	$190.2	$160.9
Deferred revenue - noncurrent (4)	37.9	41.3
Other contract liabilities - current (3)	36.0	39.8

(3)Current deferred revenue and contract liabilities are included within accrued expenses and other liabilities.
(4)Noncurrent deferred revenue is recorded within other long-term liabilities.

Deferred revenue consists primarily of maintenance, extended warranty and other service contracts. We expect to recognize revenue of $11.6, $13.8 and $12.5 in the last six months of 2021, fiscal year 2022, and thereafter, respectively.

(4) RESTRUCTURING COSTS

Restructuring costs include expenses associated with the Company's efforts to continually improve operational efficiency and deploy assets to remain competitive on a worldwide basis. Start-up and moving costs include costs of moving fixed assets, employee training and relocation. Vacant facility costs include security, maintenance, utilities and other costs. The Company expects full year 2020 restructuring expense to be approximately $8.0; however, due to the ongoing impact of COVID-19, the company is continuing to reassess its operations which may lead to further restructuring actions in 2020, and thereafter. This expense primarily will relate to severance and benefits as part of the organizational re-alignment initiatives.

Restructuring costs by business segment are as follows:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Americas	$0.7	$0.4	$1.0	$0.8
Asia Pacific	—	—	0.2	0.1
Europe, Middle East & Africa	1.6	4.2	0.8	4.5
Corporate	0.1	—	(0.7)	—
Total	$2.4	$4.6	$1.3	$5.4

The change in the liability for the restructuring of operations during the six months ended June 30, 2020 are as follows:

	December 31, 2019	Expense	Paid/Utilized	June 30, 2020
Severance and benefits	$21.6	$0.6	$(12.7)	$9.5
Lease and contract terminations	—	—	—	—
Vacant facility and other shutdown costs	0.6	—	(0.1)	0.5
Start-up and moving costs	—	0.7	(0.7)	—
Total	$22.2	$1.3	$(13.5)	$10.0

The change in the liability for the restructuring of operations during the six months ended June 30, 2019 are as follows:

	December 31, 2018	Expense	Paid/Utilized	June 30, 2019
Severance and benefits	$24.6	$4.4	$(11.7)	$17.3
Lease and contract terminations	—	—	—	—
Vacant facility and other shutdown costs	1.2	0.6	(0.7)	1.1
Start-up and moving costs	—	0.4	(0.4)	—
Total	$25.8	$5.4	$(12.8)	$18.4

(5) GOODWILL AND OTHER INTANGIBLES

Goodwill by business segment is as follows:

	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Balance, December 31, 2019	$371.5	$50.3	$184.0	$605.8
Foreign currency translation	(1.4)	(1.4)	(3.0)	(5.8)
Balance, June 30, 2020	$370.1	$48.9	$181.0	$600.0

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

As of June 30, 2020	Gross	Accumulated Amortization	Net
Customer relationships	$1,083.5	$(308.5)	$775.0
Developed technology	324.3	(121.4)	202.9
Capitalized software	91.0	(41.9)	49.1
Trademarks	38.7	(14.8)	23.9
Total finite-lived identifiable intangible assets	$1,537.5	$(486.6)	$1,050.9
Indefinite-lived trademarks	290.2	—	290.2
Total intangible assets	$1,827.7	$(486.6)	$1,341.1
As of December 31, 2019	Gross	Accumulated Amortization	Net
Customer relationships	$1,099.2	$(268.2)	$831.0
Developed technology	328.2	(105.4)	222.8
Capitalized software	103.3	(35.8)	67.5
Trademarks	38.6	(12.4)	26.2
Favorable operating leases	2.1	(2.1)	—
Total finite-lived identifiable intangible assets	$1,571.4	$(423.9)	$1,147.5
Indefinite-lived trademarks	294.1	—	294.1
Total intangible assets	$1,865.5	$(423.9)	$1,441.6

Total intangible asset amortization expense for the three and six months ended June 30, 2020 and 2019 was $35.7, $36.8 and $72.0, $72.2, respectively.

During the quarter ended June 30, 2020, management changed its strategy on the ERP platform that was being implemented in the Americas segment. As a result, the Company recognized a write-off of approximately $12.3, consisting primarily of capitalized software costs, which is recorded as a corporate expense, within other deductions, net in the unaudited condensed consolidated statement of earnings (loss).

The Company considered the overall macroeconomic conditions as a result of the COVID-19 pandemic and the uncertainty surrounding the global economy and concluded that it was not more likely than not that the fair value of its three reporting units declined below their carrying value and therefore an interim quantitative impairment test was not required at June 30, 2020. The present uncertainty surrounding the global economy due to the COVID-19 pandemic increases the likelihood that adverse changes in key assumptions used to determine the fair value of reporting units like sales estimates, cost factors, discount rates and stock price could result in interim quantitative goodwill impairment tests and non-cash goodwill impairments in future periods.

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

(6) DEBT

Long-term debt, net, consists of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Term Loan due 2027	$2,194.5	$—
ABL Revolving Credit Facility	269.9	145.2
Term Loan due 2023	—	2,070.0
9.250% Notes due 2024	—	750.0
12.00%/13.00% Senior PIK Toggle Notes due 2022	—	500.0
10.00% Notes due 2024	—	120.0
Unamortized discount and issuance costs	(33.4)	(117.9)
	2,431.0	3,467.3
Less: Current Portion	(22.0)	—
Total long-term debt, net of current portion	$2,409.0	$3,467.3

Contractual maturities of the Company’s debt obligations as of June 30, 2020 are shown below:

	Term Loan	ABL	Short-term borrowings	Total
Remainder of 2020	$11.0	$—	$20.2	$31.2
2021	22.0	—	—	22.0
2022	22.0	—	—	22.0
2023	22.0	—	—	22.0
2024	22.0	—	—	22.0
2025	22.0	269.9	—	291.9
Thereafter	2,073.5	—	—	2,073.5
Total	$2,194.5	$269.9	$20.2	$2,484.6

On March 2, 2020, we completed a refinancing by entering into (i) Amendment No. 5 to the Prior-Asset Based Revolving Credit Agreement (as defined below), by and among, inter alia, Vertiv Group Corporation, a Delaware corporation (“Vertiv Group” or the “Borrower”) and an indirect wholly owned subsidiary of Vertiv Holdings Co, Vertiv Intermediate Holding II Corporation, a Delaware corporation (“Holdings”) and the direct parent of Vertiv Group, certain direct and indirect subsidiaries of Vertiv Group, as co-borrowers and guarantors thereunder, various financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “ABL Agent”), and certain other institutions as additional agents and letter of credit issuers (the “ABL Amendment” and, the Prior Asset-Based Revolving Credit Agreement as amended by the ABL Amendment, the “ABL Revolving Credit Facility”), which ABL Amendment extended the maturity of, and made certain other modifications to, the Prior Asset-Based Revolving Credit Agreement and (ii) a new Term Loan Credit Agreement, by and among, inter alia, Holdings, Vertiv Group, as borrower, various financial institutions from time to time party thereto (the “Term Lenders”), and Citibank, N.A., as administrative agent (in such capacity, the “Term Agent”) (the “Term Loan Credit Agreement”), which Term Loan Credit Agreement provided for a $2,200.0 senior secured term loan, the proceeds of which were used, together with certain borrowings under the ABL Revolving Credit Facility, to repay or redeem, as applicable, in full certain existing indebtedness and to pay certain fees and expenses as further set forth below. The refinancing transactions have resulted in a reduction of our debt service requirements going forward and an extension of the maturity profile of our indebtedness.

On the Closing Date and prior to the completion of the refinancing transactions, Vertiv used a portion of the proceeds from the Business Combination, including the PIPE Investment, to repay $176.0 of the outstanding indebtedness under the Prior Asset-Based Revolving Credit Agreement and approximately $1,285.9 of the outstanding indebtedness under the Prior Term Loan Facility (as defined below).

In connection with the repayment from the Business Combination and the subsequent refinancing transactions, we recognized $99.0 write-off of deferred financing fees and $75.0 early redemption premium on Prior Notes (as defined below). The write-off is recorded in Loss on extinguishment of debt in the unaudited condensed consolidated statement of earnings (loss).

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

Subject to certain conditions and without consent of the then-existing Term Lenders (but subject to the receipt of commitments), the Borrower may incur additional loans under the Term Loan Credit Agreement (as an increase to the Term Loan or as one or more new tranches of term loans) (“Incremental Term Loans”) in an aggregate principal amount of up to the sum of (a) the greater of $325.0 and 60.0% of Consolidated EBITDA (as defined in the Term Loan Credit Agreement), plus (b) an amount equal to all voluntary prepayments, repurchases and redemptions of pari passu term loans borrowed under the Term Loan Credit Agreement and of certain other pari passu indebtedness incurred outside the Term Loan Credit Agreement utilizing capacity that would otherwise be available for Incremental Term Loans, plus (c) an unlimited amount, so long as on a pro forma basis after giving effect thereto, (i) with respect to indebtedness secured by the Collateral (as defined below) on a pari passu basis with the Term Loan, the Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Credit Agreement) would not exceed 3.75:1.00 and (ii) with respect to indebtedness incurred outside of the Term Loan Credit Agreement and secured by the Collateral on a junior basis with the Term Loan or that is unsecured, the Consolidated Total Net Leverage Ratio (as defined in the Term Loan Credit Agreement) would not exceed either (A) 5.25:1.00 or (B) if such indebtedness is incurred in connection with a permitted acquisition or other permitted investment, the Consolidated Total Net Leverage Ratio in effect immediately prior to the consummation of such transaction (the amounts referred to in clauses (a), (b) and (c), collectively, the “Incremental Amount”). Subject to certain conditions, the Borrower may incur additional indebtedness outside of the Term Loan Credit Agreement using the then-available Incremental Amount in lieu of Incremental Term Loans.

The Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount, which commenced June 30, 2020. The interest rate applicable to the Term Loan is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of Citibank, N.A. on such day, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal funds and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus 2.00% or (b) one-, two-, three- or six-month LIBOR or, if agreed by all Term Lenders, 12-month LIBOR or, if agreed to by the Term Agent, any shorter period (selected at the option of the Borrower), plus 3.00%. Additionally, concurrent with the refinancing, Vertiv Group entered into interest rate swap agreements with an initial notional amount of $1,200.0, which will reduce to $1,000.0 in 2021 and remain at $1,000.0 until the maturity of the Term Loan Credit Agreement in 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. The borrowing rate of the Term Loan as of June 30, 2020 was 3.18%.

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

ABL Revolving Credit Facility

The ABL Amendment extended the maturity of, and made certain other modifications to, the Revolving Credit Agreement, dated as of November 30, 2016 (as amended, restated, supplemented or otherwise modified from time to time prior to March 2, 2020, the “Prior Asset-Based Revolving Credit Agreement”), by and among Holdings, the Borrower, certain subsidiaries of the Borrower, as co-borrowers, various financial institutions from time to time party thereto, as lenders (after giving effect to the ABL Amendment, the “ABL Lenders”), the ABL Agent and certain other institutions from time to time party thereto as additional agents and letter of credit issuers. The ABL Revolving Credit Facility is available to the Borrower and the Co-Borrowers and provides for revolving loans in various currencies and under U.S. and foreign subfacilities, in an aggregate amount up to $455.0 with a letter of credit subfacility of $200.0 and a swingline subfacility of $75.0, in each case, subject to various borrowing bases. Borrowings under the ABL Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, certain eligible inventory and certain unrestricted cash, minus the amount of any applicable reserves. Borrowings under the ABL Revolving Credit Facility were used on March 2, 2020, together with the proceeds of the Term Loan, to consummate the Refinancing and for working capital purposes. Going forward, borrowings under the ABL Revolving Credit Facility may be used for working capital and general corporate purposes. Unless terminated subject to the terms of the ABL Revolving Credit Facility, all commitments under the ABL Revolving Credit Facility shall terminate, and any loans outstanding thereunder shall mature, on the fifth year anniversary of entry into the ABL Amendment.

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

At June 30, 2020, Vertiv Group and the Co-Borrowers had $164.9 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $20.3, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility and a weighted average borrowing rate of 1.5 percent

Short-term Borrowings

At June 30, 2020, the Company had $20.2 of short-term debt outstanding associated with the execution of a loan agreement and receipt of bank accepted drafts related to one of its international subsidiaries. The entire $20.2 of short-term borrowings outstanding at June 30, 2020 is expected to be repaid by the first quarter of 2021. At June 30, 2020 there was no remaining availability under the agreement.

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

On March 2, 2020, the Prior Term Loan Facility was fully repaid as noted above.

Redemption of Prior Notes

On January 31, 2020, Vertiv commenced a process to refinance the indebtedness governed by the Prior Term Loan Facility and amend and extend the Prior Asset-Based Revolving Credit Agreement. In connection with these refinancing transactions, Vertiv called all of Holdco's $500.0 of 12.00%/13.00% Senior PIK Toggle Notes due 2022 (the “2022 Senior Notes”), Vertiv Group’s $750.0 of 9.250% Senior Notes due 2024 (“2024 Senior Notes”) and Vertiv Group’s $120.0 of 10.00% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes” and, collectively with the 2022 Senior Notes and 2024 Senior Notes, our “Prior Notes”) for conditional redemption on March 2, 2020, in accordance with the respective indentures. A total of $0.5 principal amount of 2024 Senior Notes had been previously tendered pursuant to the change of control offer made in connection with the Business Combination and were repurchased on February 7, 2020. The remaining balance of the Prior Notes was redeemed in full on March 2, 2020. In connection with the redemption of the Prior Notes on March 2, 2020, we recognized a $75.0 redemption premium and $34.3 write-off of deferred debt issuance costs during the six months ended June 30, 2020, included in Other deductions, net.

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

Operating lease expense is as follows:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Operating lease cost	$12.3	$12.5	$25.2	$24.9
Short-term and variable lease cost	5.6	8.3	13.1	14.1
Total lease cost	$17.9	$20.8	$38.3	$39.0

Supplemental cash flow information related to operating leases is as follows:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - Payments on operating leases	$25.2	$24.7
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$24.6	$126.5

Supplemental balance sheet information related to operating leases is as follows:

	Financial statement line item	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$120.6	$110.4

Operating lease liabilities	Accrued expenses and other liabilities	36.0	35.0
Operating lease liabilities	Other long-term liabilities	86.5	78.2
Total lease liabilities		$122.5	$113.2

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term	4.4 years	4.5 years
Weighted Average Discount Rate	6.5%	7.3%

Maturities of lease liabilities are as follows:

	As of June 30, 2020	As of December 31, 2019
	Operating Leases
2020	$23.3	$43.3
2021	37.5	31.6
2022	29.8	24.1
2023	23.0	18.0
2024	13.7	10.6
Thereafter	16.8	14.2
Total Lease Payments	144.1	141.8
Less: Imputed Interest	(21.6)	(28.6)
Present value of lease liabilities	$122.5	$113.2

(8) INCOME TAXES

The effective tax rate was 35.3 percent, (551.7) percent and (13.0) percent, (58.7) percent for the three and six months ended June 30, 2020 and 2019, respectively. The effective rate in the current three and six-month periods is primarily influenced by the mix of income between our U.S. and non-U.S. operations and the impact of the global intangible low-taxed income provisions of the Tax Cuts and Jobs Act of 2017 (the “Act”) which is offset by changes in valuation allowance for U.S. federal purposes and discrete tax adjustments primarily related to (1) a change in our indefinite reinvestment liability caused by movement in foreign currencies and legislative changes enacted during the periods, (2) changes in certain non-US valuation allowances, and (3) adjustments related to uncertain tax positions. The effective rates for the comparative three and six-month periods was primarily influenced by the mix of income between our U.S. and non-U.S. operations and the impact of the global intangible low-taxed income provisions of the “Act” which is offset by changes in valuation allowance for U.S. federal purposes.

The Company has provided for U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of June 30, 2020, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but determined the impact was not practicable.

On March 18, 2020, the Families First Coronavirus Response Act (FFCR Act), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. While we continue to assess the impact of these provisions on our tax planning strategies, due to the significant interest and net operating loss carryforwards subject to valuation allowance, we do not expect the FFCR Act and CARES Act positions will have a material impact on the company’s annual effective tax rate or tax position.

(9) RELATED PARTY TRANSACTIONS

Services Agreement

The Company received certain corporate and advisory services from Platinum Equity Advisors, LLC ("Advisors"), and affiliates of Advisors. These services were provided pursuant to a corporate advisory services agreement ("the "CASA") between Advisors and the Company. During the three months ended March 31, 2020, the Company recorded $0.5 in charges related to the CASA. This agreement was terminated on February 7,2020.

During the three months ended March 31, 2020, the Company recorded $25.0 in charges relating to services performed in connection with the Business Combination. These charges were recorded as a reduction of the cash acquired from GSAH within additional paid-in capital.

During the three months ended June 30, 2020, the Company recorded $5.5 of cash related to a true-up of merger consideration in connection with the Business Combination.

Transactions with Affiliates of Advisors

The Company also purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the three and six months ended June 30, 2020 and 2019 purchases were $12.9, $18.4 and $24.4, $31.1, respectively.

Tax Receivable Agreement

On the Closing Date of the Business Combination, the Company entered into a Tax Receivable Agreement with Advisors. See Note 11 — Financial Instruments and Risk Management for additional information.

(10) OTHER FINANCIAL INFORMATION

	June 30, 2020	December 31, 2019
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$369.7	$223.5
Restricted cash included in other current assets	10.2	10.2
Total cash, cash equivalents, and restricted cash	$379.9	$233.7

	June 30, 2020	December 31, 2019
Inventories
Finished products	$217.8	$180.2
Raw materials	157.9	162.6
Work in process	92.2	58.2
Total inventories	$467.9	$401.0

	June 30, 2020	December 31, 2019
Property, plant and equipment, net
Machinery and equipment	$292.2	$280.7
Buildings	247.9	243.2
Land	46.2	46.7
Construction in progress	9.4	21.9
Property, plant and equipment, at cost	595.7	592.5
Less: Accumulated depreciation	(188.6)	(164.3)
Property, plant and equipment, net	$407.1	$428.2

	June 30, 2020	December 31, 2019
Accrued expenses and other liabilities
Deferred revenue	$190.2	$160.9
Accrued payroll and other employee compensation	99.3	145.4
Product warranty	36.9	43.2
Litigation reserve (see note 17)	96.5	92.9
Operating lease liabilities	36.0	35.0
Other	302.7	390.3
Total	$761.6	$867.7

	2020	2019
Change in product warranty accrual
Beginning balance, December 31	$43.3	$44.9
Provision charge to expense	13.2	18.7
Paid/utilized	(19.6)	(24.5)
Ending balance, June 30	$36.9	$39.1

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

Recurring fair value measurements

We elected to apply fair value option accounting to the Tax receivable agreement. A summary of the Company's financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2020
Tax Receivable Agreement	133.3	—	—	133.3
Interest rate swaps	35.5	—	35.5	—

Tax receivable agreement — value is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions including the timing and amount of future taxable income and realizability of tax attributes. When valuing the tax receivable liability at June 30, 2020, we utilized a discount rate of 5.2%. The discount rate was determined based on the risk-free rate and Vertiv's implied credit spread. A one percentage point change in the discount rate would result in a change in value of approximately $7.0 at June 30, 2020. Significant changes in unobservable inputs could result in material changes to the tax receivable liability.

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

Details of the changes in value for the Tax receivable agreement are as follows:

Beginning liability balance, January 1, 2020	$—
Tax receivable agreement, initially recorded	133.4
Change in fair value	(0.1)
Ending liability balance, June 30, 2020	$133.3

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

The Tax Receivable Agreement provides for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings realized (or deemed realized) over a 12-year period after the closing of the Business Combination as described above. In the twelfth year of the Tax Receivable Agreement, an additional payment will be made to the Vertiv Stockholder based on 65% of the remaining tax benefits that have not been realized. The timing of expected future payments under the Tax Receivable Agreement are dependent upon various factors, including the existing tax bases at the time of the Business Combination, the realization of tax benefits, and changes in tax laws. However, as the Company is obligated to settle the remaining tax benefits after 12 years, the Company has concluded that the liability should be measured at fair value and recorded within other long-term liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated total payments of approximately $191.5 on an undiscounted basis. The fair value of the estimated liability as of the closing date of $133.4 has been included as an adjustment to additional paid in capital. Subsequent measurements will be recorded in interest expense, net and accumulated other comprehensive income, as appropriate based on the passage of time, change in risk-free rate and implied credit spread. Cash flows of the Tax Receivable Agreement are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spread. The fair value movement on the tax receivable agreement attributable to our own credit risk spread is recorded in other comprehensive income. These estimates and assumptions are subject to change, which may materially affect the measurement of the liability.

We have recorded $7.1 and $16.2 in Interest expense, net for the three and six months ended June 30, 2020, respectively, in the consolidated statement of earnings (loss) and an unrealized (loss) gain of $(9.7) and $16.2, respectively, in Accumulated other comprehensive income, related to the change in fair value of the tax receivable liability from the Closing Date to June 30, 2020.

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

The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At June 30, 2020 interest rate swap agreements designated as cash flow hedges effectively swapped an initial amount of $1,200.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The fair value of interest rates swaps was an unrealized loss of $35.5, of which $10.9 was recorded in Accrued expenses and other liabilities and $24.6 in Other long-term liabilities and the related unrealized loss in Accumulated other comprehensive income, on the balance sheet at June 30, 2020. The Company recognized $0.5 and $0.5 in earnings for the three and six months ended June 30, 2020. At June 30, 2020, the Company expects that approximately $10.9 of pre-tax net losses on cash flow hedges will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next twelve months.

Other fair value measurements

We determine the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of June 30, 2020 and December 31, 2019.

	June 30, 2020 (1)		December 31, 2019
	Fair Value	Par Value (2)	Fair Value	Par Value (2)
Term Loan due 2027	$2,079.3	$2,194.5	$—	$—
ABL Revolving Credit Facility due 2025	269.9	269.9	145.2	145.2
Short-term borrowings	20.2	20.2	—	—
Term Loan due 2023	—	—	2,064.8	2,070.0
9.250% Notes due 2024	—	—	805.3	750.0
12.00%/13.00% Senior PIK Toggle Notes due 2022	—	—	517.5	500.0
10.00% Notes due 2024	—	—	127.5	120.0

(1)On March 2, 2020, certain subsidiaries of Vertiv Holdings Co entered into a Term Loan Credit Agreement with various financial institutions for $2,200.0 of senior secured term loans. The proceeds of the Term Loan were used to repay or redeem in full certain outstanding indebtedness. See Note 6, Debt for additional information.
(2)See Note 6 — Debt for additional information

(12) OTHER DEDUCTIONS, NET

Other deductions, net are summarized as follows:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Amortization of intangibles (excluding software)	32.2	32.4	64.6	65.2
Restructuring costs (see Note 4)	2.4	4.6	1.3	5.4
Foreign currency loss (gain), net	2.8	(5.3)	4.6	(1.8)
Capitalized software write-off (see Note 5)	12.3	—	12.3	—
Other, net	(0.2)	(3.6)	1.0	(1.8)
Total	$49.5	$28.1	$83.8	$67.0

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Foreign currency translation, beginning	$(21.4)	$49.9	$32.9	$43.2
Other comprehensive (loss) income	11.9	(11.4)	(42.4)	(4.7)
Foreign currency translation, ending	(9.5)	38.5	(9.5)	38.5
Interest rate swaps, beginning	(24.0)	—	—	—
Unrealized losses deferred during the period (2)	(11.5)	—	(35.5)	—
Interest rate swaps, ending	(35.5)	—	(35.5)	—
Pension, beginning	(15.0)	(1.4)	(14.8)	(1.4)
Actuarial gains (losses) deferred during the period, net of income taxes	—	—	(0.2)	—
Pension, ending	(15.0)	(1.4)	(15.0)	(1.4)
Tax receivable agreement, beginning	25.9	—	—	—
Unrealized (loss) gain during the period (1)	(9.7)	—	16.2	—
Tax receivable agreement, ending	16.2	—	16.2	—
Accumulated other comprehensive (loss) income	$(43.8)	$37.1	$(43.8)	$37.1

(1)The fair value movement on the Tax Receivable Agreement attributable to our own credit risk spread is recorded in other comprehensive (loss) income.
(2)During the three and six months ended June 30, 2020 $0.5 and $0.5, respectively was reclassified into earnings.

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

Beginning in the second quarter of 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for the three and six months ended June 30, 2019 have been adjusted to reflect this modification. Additionally, product and service offering category names were revised as follows: Services & software solutions changed to Service & spares and I.T. edge & infrastructure changed to Integrated rack solutions. There was no change in the description of the Critical infrastructure & solutions offering.

Summarized information about the Company’s results of operations by business segment and product and service offering follows:

Americas includes products and services sold for applications within the data center, communication networks and commercial/industrial markets in North America and Latin America. This segment’s principal product and service offerings include:

•Critical infrastructure & solutions includes AC and DC power management thermal management, and modular hyperscale type data center sites.

•Integrated rack solutions includes racks, rack power, rack power distribution, rack thermal systems, and configurable integrated solutions; and hardware for managing I.T. equipment.

•Services & spares includes preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and digital critical infrastructure software.

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

Business Segments

Sales	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Americas	$488.1	$580.2	$957.5	$1,143.9
Asia Pacific	340.6	352.2	579.6	633.4
Europe, Middle East & Africa	210.1	247.1	427.8	495.7
	1,038.8	1,179.5	1,964.9	2,273.0
Eliminations	(33.1)	(45.4)	(61.9)	(84.1)
Total	$1,005.7	$1,134.1	$1,903.0	$2,188.9

Intersegment sales	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Americas	$3.4	$5.1	$6.1	$14.2
Asia Pacific	17.8	28.9	32.9	51.1
Europe, Middle East & Africa	11.9	11.4	22.9	18.8
Total	$33.1	$45.4	$61.9	$84.1

Earnings (loss) before income taxes	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Americas	$95.5	$101.1	$157.0	$188.1
Asia Pacific	44.5	46.2	58.1	66.6
Europe, Middle East & Africa	19.9	16.7	35.7	37.3
	159.9	164.0	250.8	292.0
Corporate and other	(89.3)	(88.2)	(366.4)	(194.4)
Interest expense, net	(30.1)	(78.7)	(99.1)	(156.4)
Income (loss) before income taxes	$40.5	$(2.9)	$(214.7)	$(58.8)

Total Assets	June 30, 2020	December 31, 2019
Americas	$2,207.3	$2,296.4
Asia Pacific	1,149.6	1,152.2
Europe, Middle East & Africa	944.7	947.5
	4,301.6	4,396.1
Corporate and other	428.3	261.3
Total	$4,729.9	$4,657.4

Sales by Products and Services Offering	Three months ended June 30, 2020	Three months ended June 30, 2019 (1)	Six months ended June 30, 2020	Six months ended June 30, 2019 (1)
Critical infrastructure & solutions	$552.2	$636.4	$1,013.7	$1,245.4
Services & spares	315.7	336.7	621.9	642.9
Integrated rack solutions	137.8	161.0	267.4	300.6
Total	$1,005.7	$1,134.1	$1,903.0	$2,188.9

(1)Beginning in the second quarter of 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the three months ended June 30, 2019 have been adjusted by $(36.2), $10.8, and $25.4, respectively, to reflect this modification. Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the six months ended June 30, 2019 have been adjusted by $(65.8), $10.7, and $55.1, respectively, to reflect this modification.

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

There were no equity compensation plans authorized by GSAH as of December 31, 2019. In connection with the Business Combination, GSAH’s Board adopted the Vertiv Holdings Co 2020 Stock Incentive Plan, the “2020 Plan”, on December 9, 2019 which was approved by GSAH’s stockholders on February 6, 2020, immediately preceding the Business Combination. Under the 2020 Plan, a total aggregate of 33.5 million share awards issuable were authorized and reserved for issuance for the purpose of better motivating our employees, consultants and directors to achieve superior performance measured by both our key financial and operating metrics as well as relative stock price appreciation. The 2020 Plan is administered by the Compensation Committee of our Board and permits the granting of incentive stock options or nonqualified stock options; stock appreciation rights; performance awards, which may be cash-or share-based; restricted stock units; restricted stock; and other stock-based awards. Beginning with the first business day of each calendar year beginning in 2021, the number of shares will increase by the least of (a) 10.5 million shares, (b) 3% of the number of shares outstanding as of the last day of the immediately preceding calendar year, or (c) a lesser number of shares determined by the Compensation Committee.

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

Six months ended June 30, 2020
Expected volatility	27%
Expected option life in years	6.25
Expected dividend yield	0.08%
Risk-free interest rate	1.25%
Weighted-average fair value of stock options	$3.81

A summary of stock option activity follows:

	Options	Weighted-average exercise price per option	Weighted-average remaining contractual life in years	Aggregate intrinsic value (1)
Outstanding at January 1, 2020	—	$—	—	$—
Granted	6,754,305	11.64	9.65	—
Exercised	—	—	—	—
Forfeited and canceled	—	—	—	—
Outstanding at June 30, 2020	6,754,305	11.64	9.65	$13.0

(1)The aggregate intrinsic value in the table above represents the difference between the Company's most recent valuation and the exercise price of each in-the-money option on the last day of the period presented.

For the three and six months ended June 30, 2020, total compensation expense relating to stock options was $1.6 and $2.3, respectively. At June 30, 2020, all options remain unvested. As of June 30, 2020, there was $23.5 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 3.66 years.

Restricted stock units

RSUs have been issued to certain employees and directors as of June 30, 2020 and entitle the holder to receive one ordinary share for each RSU upon vesting. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, generally over four years. A summary of the RSU activity through June 30, 2020 follows:

	Restricted stock units	Weighted-average fair value per unit
Outstanding at January 1, 2020	—	$—
Granted	2,102,604	8.51
Exercised	—	—
Forfeited and canceled	(8,823)	8.50
Outstanding at June 30, 2020	2,093,781	8.51

For both the three and six months ended June 30, 2020, total compensation expense relating to RSUs was $0.9. At June 30, 2020, all RSUs remain unvested. As of June 30, 2020, there was $16.9 of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.82 years.

(16) EARNINGS (LOSS) PER SHARE

Basic earnings per ordinary share is computed by dividing net earnings attributable to holders of the Company's Class A common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per ordinary share is computed by dividing net earnings attributable to holders of the Company's Class A common shares by the weighted average number of common shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.

The details of the earnings per share calculations for the three and six months ended June 30, 2020 and 2019 are as follows (in millions, except per share and per share amounts:

	Three months ended June 30, 2020	Three months ended June 30, 2019 (1)	Six months ended June 30, 2020	Six months ended June 30, 2019 (1)
Net income (loss) attributable to common shareholders	$26.2	$(18.9)	$(242.7)	$(93.3)

Weighted-average number of ordinary shares outstanding - basic	328,411,705	118,261,955	284,534,285	118,261,955
Dilutive effect of equity-based compensation and warrants	2,724,375	—	—	—
Weighted-average number of ordinary shares outstanding - diluted	331,136,080	118,261,955	284,534,285	118,261,955

Net income per share attributable to common shareholders
Basic	$0.08	$(0.16)	$(0.85)	$(0.79)
Diluted	0.08	(0.16)	(0.85)	(0.79)

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

The dilutive effect of stock awards and warrants was 2.7 million shares during the three months ended June 30, 2020. Additional stock awards and warrants were also outstanding during the six months ended June 30, 2020, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive awards represented 5.4 million shares for the three months ended June 30, 2020. For the six months ended June 30, 2020, anti-dilutive awards and warrants represented 6.8 million shares and 33.5 million million shares, respectively.

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

On May 10, 2018, the jury in the case of Bladeroom Group Limited, et al. v. Facebook, Inc., Emerson Electric Co., Emerson Network Power Solutions, Inc. (now known as Vertiv Solutions, Inc.) and Liebert Corporation returned a verdict in favor of the plaintiff in the amount of $30.0. The jury found the defendants breached a confidentiality agreement with Bladeroom, were unjustly enriched by such breach, improperly disclosed or used certain of the plaintiff’s trade secrets and the misappropriation of such trade secrets was willful and malicious. On March 11, 2019, the court entered orders in the case affirming the original award of $30.0 and imposing an additional award for punitive damages of $30.0 as well as attorney fees and interest. Under the terms of the purchase agreement with Emerson, the Company is indemnified for damages arising out of or relating to this case, including the above amounts. On August 12, 2019, judgment was entered, confirming the award entered on March 11, 2019. Emerson has submitted an appeal, and in connection with the appeal has submitted a surety bond underwritten by a third-party insurance company in the amount of $116.1. As of June 30, 2020, the Company had accrued $96.5 in accrued expenses, the full amount of the judgment, and recorded an offsetting indemnification receivable of $96.5 in other current assets related to this matter.

On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling shareholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling shareholders. On September 6, 2019, the selling shareholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration due to them. The selling shareholders assert that the applicable 2018 operating results were exceeded and that Vertiv owes $34.5 in earn-out, the highest amount of earn-out possible under the agreement. As of June 30, 2020 and December 31, 2019, the Company had accrued $2.8 in accrued expenses. Discovery is underway and a trial has been scheduled for September 2021. While Vertiv believes it has meritorious defenses against the assertions of the selling shareholders of Energy Labs, Vertiv is unable at this time to predict the outcome of this dispute. If Vertiv is unsuccessful, the ultimate resolution of this dispute could result in a loss of up to $31.7 in excess of the $2.8 accrued as well as costs and legal fees.

At June 30, 2020, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated financial statements, nor were there any material commitments outside the normal course of business other than those described above.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and other statements that Vertiv may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to Vertiv’s future financial or business performance, strategies or expectations, and as such are not historical facts. This includes, without limitation, statements regarding the financial position, capital structure, indebtedness, business strategy and plans and objectives of Vertiv management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Vertiv cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on Vertiv. There can be no assurance that future developments affecting Vertiv will be those that Vertiv has anticipated. Vertiv undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: (1) the benefits of the business combination with GS Acquisition Holdings Corp. (the “Business Combination”); (2) the future financial performance of Vertiv following the Business Combination; (3) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; and (4) factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; risks relating to the continued growth of Vertiv’s customers’ markets; failure to meet or anticipate technology changes; the unpredictability of Vertiv’s future operational results; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to properly manage Vertiv’s supply chain or difficulties with third-party manufacturers; competition in the infrastructure technologies industry; failure to realize the expected benefit from any rationalization and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; changes to tax law; ongoing tax audits; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States and abroad; costs or liabilities associated with product liability; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future acquisitions; failure to realize the value of goodwill and intangible assets; the global scope of the Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; exposure to fluctuations in foreign currency exchange rates; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; risks associated with Vertiv’s limited history of operating as an independent company; potential net losses in future periods; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.

Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q or any earlier date specified for such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be filed with the SEC by Vertiv required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf may be qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

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

•On March 2, 2020, Vertiv Group and Holdings closed a new seven-year $2,200.0 term loan, the proceeds of which were used, together with the proceeds of certain borrowings under the ABL revolving credit facility referred to below, to repay in full Vertiv Group’s previous term loan and redeem in full the high-yield bonds of Vertiv Group and Holdco, including their 9.25% senior notes, 12.0%/13.0% PIK-toggle senior notes and 10.0% second-lien notes. At June 30, 2020, the new term loan bears annual interest at LIBOR plus an applicable margin of 3.0% (3.18% all-in), which applicable margin is 1.0% lower than under the previous term loan. In addition, Holdings, Vertiv Group and certain of its subsidiaries closed an amendment on their $455.0 asset-based lending (ABL) revolving credit facility which, among other changes, extended the maturity to March 2, 2025 and lowered the applicable margin on loans thereunder by 0.25%. Concurrently with the closing of the new term loan, Vertiv Group executed interest rate swaps on a notional amount of $1,200.0 in 2020, and $1,000.0 in the remaining tenor of the term loan. Combined with the economics of the term loan, this results in an all-in rate at June 30, 2020 of approximately 4.1%. The swap transactions exchange floating term loan interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility.

•On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. Governments and businesses around the world have taken actions to mitigate the spread of COVID-19, including but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. To date, COVID-19 has surfaced in nearly all regions around the world and has impacted our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. The outbreak and preventive measures taken to help curb the spread had an adverse impact on our operations and business results for the three and six months ended June 30, 2020. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations; however, there are numerous uncertainties, including with respect to: the duration and severity of the pandemic, actions that may be taken by governmental authorities, including preventing or curtailing the operations of our plants, the potential impact on global economic activity, global supply chain operations, our employees, and our customers, supplier and end-markets, and other consequences that could negatively impact our business. We also face the possibility that government policies may become more restrictive especially if COVID-19 transmission rates increase in certain areas. As a result of these numerous uncertainties, we are unable to specifically predict the extent and length of time the COVID-19 pandemic will negatively impact our business. COVID-19 had an adverse impact on our operations and business results for the three and six months ended June 30, 2020 which are discussed in the Results of Operations section below and we expect that COVID-19 could continue to have a materially adverse impact on our business, results of operations, financial condition, cash flows and liquidity for at least the duration of 2020.

RESULTS OF OPERATIONS

Comparison of the quarters ended June 30, 2020 and June 30, 2019

(Dollars in millions)	2020	2019	$ Change	% Change
Net sales	$1,005.7	$1,134.1	$(128.4)	(11.3)%
Cost of sales	659.3	766.9	(107.6)	(14.0)%
Gross profit	346.4	367.2	(20.8)	(5.7)%
Selling, general and administrative expenses	226.3	263.3	(37.0)	(14.1)%
Other deductions, net	49.5	28.1	21.4	76.2%
Earnings before interest & income taxes	70.6	75.8	(5.2)	(6.9)%
Interest expense, net	30.1	78.7	(48.6)	(61.8)%
Income tax expense	14.3	16.0	(1.7)	(10.6)%
Net income (loss)	$26.2	$(18.9)	$45.1	(238.6)%

Net Sales

Net sales were $1,005.7 in Q2 2020, a decrease of $128.4, or 11.3 percent, compared with $1,134.1 in Q2 2019. The decrease in sales was primarily driven by negative volume due to impacts of the COVID-19 pandemic, decreases were related to the timing of large projects and negative impacts of foreign currency. By offering, critical infrastructure & solutions sales decreased $84.2 including the negative impacts from foreign currency of $19.1. Services & spares sales decreased $21.0 including the negative impacts from foreign currency of $6.4. Integrated rack solutions sales decreased $23.2 including the negative impacts of foreign currency of $3.4.

Excluding intercompany sales, net sales were $484.7 in the Americas, $322.8 in Asia Pacific and $198.2 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.

Cost of Sales

Cost of sales were $659.3 in Q2 2020, a decrease of $107.6, or 14.0 percent compared to Q2 2019. The decrease in cost of sales was primarily due to the flow-through impact of lower net sales volume resulting from the global impact of COVID-19, offset by manufacturing productivity, pricing and favorable mix in Americas and EMEA. Gross profit was $346.4 in Q2 2020, or 34.4 percent of sales, compared to $367.2, or 32.4 percent of sales in Q2 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $226.3 in Q2 2020, a decrease of $37.0 compared to Q2 2019. SG&A as a percentage of sales were 22.5 percent in Q2 2020, a 0.7 percentage point decrease compared with 23.2 percent in Q2 2019. The decrease in SG&A is primarily the result of fixed cost reduction actions in response to the COVID-19 pandemic, including discretionary spending cuts, suspension of merit increases and implementation of a global furlough program.

Other Deductions, Net

Other deductions, net, were $49.5 in Q2 2020, an increase of $21.4, compared with Q2 2019. The increase is primarily due to a write-off of capitalized software and higher foreign currency losses, partially offset by a reduction of restructuring costs as certain transformation activities reached completion.

Earnings Before Interest & Income Taxes

Earnings before interest & income taxes (EBIT) in Q2 2020 was $70.6, a decrease of $5.2 when compared to $75.8 in Q2 2019. On a segment basis, EBIT was $95.5 in the Americas, $44.5 in Asia Pacific, and $19.9 in EMEA. Corporate expenses were $89.3 in Q2 2020, including the implementation of cost reduction initiatives, digital project implementation costs and costs that support global product platform development. See “Business Segments” below for additional details.

Interest expense

Interest expense, net, was $30.1 in Q2 2020 compared to $78.7 in Q2 2019. The $48.6 decrease is primarily due to the reduction in outstanding borrowings resulting from the business combination, and lower interest rates secured through the debt refinancing, as described in Note 6 to the unaudited condensed consolidated financial statements, offset by an increase of $7.1 due to accretion on the Tax Receivable Agreement.

Income Taxes

Income tax expense was $14.3 in Q2 2020 versus $16.0 in Q2 2019. The effective rate in the current period is primarily influenced by the mix of income between our U.S. and non-U.S. operations, changes in valuation allowance for U.S. and non-U.S. jurisdictions, the GILTI provisions of the Tax Cuts and Jobs Act (“the Act”), remeasurement and legislative changes impacting the indefinite reinvestment liability and changes in the liability for uncertain tax positions. For the three months ended June 30, 2019, income tax expense was primarily influenced by the impact of the GILTI provisions of the Act and the mix of income between our U.S. and non-U.S. operations which was offset by changes in valuation allowance for U.S. federal purposes.

The Q2 2020 tax expense is lower than Q2 2019 is primarily due to lower operating performance during Q2 2020 where the company has profitable operations and discrete tax adjustments recorded during the prior period.

Business Segments

The following is detail of business segment results for the three months ended June 30, 2020 and 2019. Segment profitability is defined as earnings before interest and income taxes. Segment margin represents segment earnings expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 14 — Segment Information, of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.

Americas

(Dollars in millions)	Three months ended June 30, 2020	Three months ended June 30, 2019	$ Change	% Change
Net sales	$484.7	$575.1	$(90.4)	(15.7)%
Earnings before interest and taxes	95.5	101.1	(5.6)	(5.5)%
Margin	19.7%	17.6%

Americas net sales of $484.7 in Q2 2020 represented a decrease of $90.4, or 15.7 percent from Q2 2019. Sales decreases were primarily due to the impacts of COVID-19 and lower critical infrastructure & solutions large project demand. By offering, net sales decreased for all offering categories, represented by declines in critical infrastructure & solutions of $66.8, services & spares of $9.8, and integrated rack solutions of $13.8. Additionally, Americas net sales were negatively impacted by foreign currency by approximately $10.6.

Earnings before interest and taxes in Q2 2020 was $95.5, a decrease of $5.6 compared with Q2 2019. Margin improved 2.1 percentage points mainly due to contribution margin improvements (mix, operations productivity, and pricing).

Asia Pacific

(Dollars in millions)	Three months ended June 30, 2020	Three months ended June 30, 2019	$ Change	% Change
Net sales	$322.8	$323.3	$(0.5)	(0.2)%
Earnings before interest and taxes	44.5	46.2	(1.7)	(3.7)%
Margin	13.8%	14.3%

Asia Pacific net sales were $322.8 in Q2 2020, a decrease of $0.5, or 0.2 percent from Q2 2019. Sales were flat overall with increases in China data center, 5G projects and wind power, offsetting weaknesses in India and Rest of Asia. Critical infrastructure & solutions sales increased by $7.5, offset by decreases in services & spares of $3.4 and integrated rack solutions of $4.6. Additionally, Asia Pacific net sales were negatively impacted by foreign currency by approximately $12.2.

Earnings before interest and taxes were $44.5 in Q2 2020, a decrease of $1.7 compared with Q2 2019. Margin declined 0.5 percentage points primarily due to mix.

Europe, Middle East & Africa

(Dollars in millions)	Three months ended June 30, 2020	Three months ended June 30, 2019	$ Change	% Change
Net sales	$198.2	$235.7	$(37.5)	(15.9)%
Earnings before interest and taxes	19.9	16.7	3.2	19.2%
Margin	10.0%	7.1%

EMEA net sales were $198.2 in Q2 2020, a decrease of $37.5, or 15.9 percent from Q2 2019. Sales decreases were primarily due to the impacts of COVID-19 including site availability and customer push-outs, and timing of large projects in the prior year that did not repeat. Net sales decreased in all offering categories, represented by declines in critical infrastructure & solutions sales of $24.9, services & spares of $7.8, and integrated rack solutions of $4.8. Additionally, Europe, Middle East & Africa net sales were negatively impacted by foreign currency by approximately $6.1.

Earnings before interest and taxes was $19.9 in Q2 2020, an increase of $3.2 compared with Q2 2019. Margin increased 2.9% percentage points, despite lower sales, primarily as a result of benefits from recently implemented restructuring programs, and specific actions implemented to offset the negative impact of COVID-19.

Vertiv Corporate and Other

Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, Digital, Legal, and global product platform development and offering management. Corporate and other costs were $89.3 and $88.2 in Q2 2020 and Q2 2019, respectively. The $1.1 increase in corporate and other expenses in Q2 2020 versus the comparable prior year was primarily due to increased public company costs and increased R&D investment, offset by COVID-19 related actions to reduce fixed costs.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2020 and June 30, 2019

(Dollars in millions)	2020	2019	$ Change	% Change
Net sales	$1,903.0	$2,188.9	$(285.9)	(13.1)%
Cost of sales	1,269.6	1,474.6	(205.0)	(13.9)%
Gross profit	633.4	714.3	(80.9)	(11.3)%
Selling, general and administrative expenses	491.2	549.7	(58.5)	(10.6)%
Loss on extinguishment of debt	174.0	—	174.0	100.0%
Other deductions, net	83.8	67.0	16.8	25.1%
Loss (earnings) before interest & income taxes	(115.6)	97.6	(213.2)	(218.4)%
Interest expense, net	99.1	156.4	(57.3)	(36.6)%
Income tax expense	28.0	34.5	(6.5)	(18.8)%
Net Loss	$(242.7)	$(93.3)	$(149.4)	160.1%

Net Sales

Net sales were $1,903.0 for the six months ended June 30, 2020 ("YTD 2020"), a decrease of $285.9, or 13.1 percent, compared with $2,188.9 for the six months ended June 30, 2019 ("YTD 2019"). The decrease in sales was primarily driven by negative impacts of the COVID-19 pandemic. Additional decreases were related to the timing of large projects and negative impacts of foreign currency. By offering, critical infrastructure & solutions sales decreased $231.7 including the negative impacts from foreign currency of $32.3, services & spares sales decreased $21.0 including the negative impacts from foreign currency of $9.5 and integrated rack solutions sales decreased $33.2 including the negative impacts of foreign currency of $6.2.

Excluding intercompany sales, net sales were $951.4 in the Americas, $546.7 in Asia Pacific and $404.9 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.

Cost of Sales

Cost of sales were $1,269.6 in YTD 2020, a decrease of $205.0, or 13.9 percent compared to YTD 2019. The decrease in cost of sales was primarily due to the flow-through impact of lower net sales volume resulting from the global impact of COVID-19, offset by the carryover benefit of pricing, purchasing improvements and manufacturing productivity actions executed in 2019. Gross profit was $633.4 in YTD 2020, or 33.3 percent of sales, compared to $714.3, or 32.6 percent of sales in YTD 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $491.2 in YTD 2020, a decrease of $58.5 compared to YTD 2019. SG&A as a percentage of sales were 25.8 percent in YTD 2020, a 0.7 percentage point increase compared with 25.1 percent in YTD 2019. The decrease in SG&A is primarily the result of fixed cost reduction actions in response to the COVID-19 pandemic, including discretionary spending cuts, suspension of merit increases and implementation of a global furlough program. In addition, there was lower spending related to transformation initiatives to improve operational efficiency, digital project implementation costs and other transition costs.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in YTD 2020 represents costs incurred in the refinancing and pay down of the Company’s long-term debt. The loss includes $99.0 write-off of deferred financing fees and $75.0 early redemption premium on high interest notes, for a total refinancing cost of $174.0.

Other Deductions, Net

Other deductions, net, were $83.8 in YTD 2020, an increase of $16.8, compared with YTD 2019. The increase is primarily due to a write-off of capitalized software and higher foreign currency losses, partially offset by a reduction of restructuring costs as certain transformation activities reached completion.

Earnings (loss) Before Interest & Income Taxes

Loss before interest & income taxes in YTD 2020 was $115.6, a decrease in earnings of $213.2 when compared to earnings of $97.6 in YTD 2020. On a segment basis, EBIT was $157.0 in the Americas, $58.1 in Asia Pacific, and $35.7 in EMEA. Corporate expenses were $366.4 in YTD 2020, including the loss on extinguishment of debt of $174.0 and implementation of cost reduction initiatives, digital project implementation costs, costs that support global product platform development, and costs related to the merger with GSAH. See “Business Segments” below for additional details.

Interest expense

Interest expense, net, was $99.1 in YTD 2020 compared to $156.4 in YTD 2019. The $57.3 decrease is primarily due to the reduction in outstanding borrowings resulting from the business combination, and lower interest rates secured through the debt refinancing, as described in Note 6 to the unaudited condensed consolidated financial statements, offset by an increase of $16.2 due to accretion on the Tax Receivable Agreement.

Income Taxes

Income tax expense was $28.0 in YTD 2020 versus $34.5 in YTD 2019. The effective rate in the year-to-date period is primarily influenced by the mix of income between our U.S. and non-U.S. operations, changes in valuation allowance for U.S. and non-U.S. jurisdictions, the GILTI provisions of the Act, remeasurement and legislative changes impacting the indefinite reinvestment liability, discrete changes in certain non-US valuation allowances and changes in the liability for uncertain tax positions. For the six months ended June 30, 2019, income tax expense was primarily influenced by the impact of the GILTI provisions of the Act and the mix of income between our U.S. and non-U.S. operations which was offset by changes in valuation allowance for U.S. federal purposes.

The year to date Q2 2020 tax expense is lower than Q2 2019 primarily due to lower operating performance during Q2 2020 where the company has profitable operations and discrete tax adjustments recorded during the periods.

Business Segments

The following is detail of business segment results for the six months ended June 30, 2020. Segment profitability is defined as earnings before interest and income taxes. Segment margin represents segment earnings expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 14 — Segment Information, of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.

Americas

(Dollars in millions)	Six months ended June 30, 2020	Six months ended June 30, 2019	$ Change	% Change
Net sales	$951.4	$1,129.7	$(178.3)	(15.8)%
Earnings before interest and taxes	157.0	188.1	(31.1)	(16.5)%
Margin	16.5%	16.7%

Americas net sales of $951.4 in YTD 2020 represented a decrease of $178.3, or 15.8 percent from YTD 2019. Sales decreases were primarily due to the impacts of COVID-19 and timing of I&S project demand from hyperscale and colocation customers. By offering, net sales decreased for all offering categories, represented by declines in critical infrastructure & solutions of $160.4, services & spares of $2.2, and integrated rack solutions of $15.7. Additionally, Americas net sales were negatively impacted by foreign currency by approximately $15.9.

Earnings before interest and taxes in YTD 2020 was $157.0, a decrease of $31.1 compared with YTD 2019. Margin declined 0.2 percentage points mainly due to the impact of deleveraging, but was partially offset by contribution margin improvements (mix, operations productivity, and pricing).

Asia Pacific

(Dollars in millions)	Six months ended June 30, 2020	Six months ended June 30, 2019	$ Change	% Change
Net sales	$546.7	$582.3	$(35.6)	(6.1)%
Earnings before interest and taxes	58.1	66.6	(8.5)	(12.8)%
Margin	10.6%	11.4%

Asia Pacific net sales were $546.7 in YTD 2020, a decrease of $35.6, or 6.1 percent from YTD 2019. Sales decreases were primarily due to the impacts of COVID-19 partially offset by improvements in wind power and large data center projects. Net sales decreased in all offering categories, represented by declines in critical infrastructure & solutions sales of $17.6, services & spares of $7.2, and integrated rack solutions of $10.8. Additionally, Asia Pacific net sales were negatively impacted by foreign currency by approximately $19.7.

Earnings before interest and taxes were $58.1 in YTD 2020, a decrease of $8.5 compared with YTD 2019. Margin declined 0.8 percentage points due to volume declines, partially offset by COVID-19 related actions to reduce fixed costs, including reduction in discretionary spend.

Europe, Middle East & Africa

(Dollars in millions)	Six months ended June 30, 2020	Six months ended June 30, 2019	$ Change	% Change
Net sales	$404.9	$476.9	$(72.0)	(15.1)%
Earnings before interest and taxes	35.7	37.3	(1.6)	(4.3)%
Margin	8.8%	7.8%

EMEA net sales were $404.9 in YTD 2020, a decrease of $72.0, or 15.1 percent from YTD 2019. Sales decreases were primarily due to the impacts of COVID-19 and project timing. Net sales decreased in all offering categories, represented by declines in critical infrastructure & solutions sales of $53.7, services & spares of $11.6, and integrated rack solutions of $6.7. Additionally, Europe, Middle East & Africa net sales were negatively impacted by foreign currency by approximately $12.4.

Earnings before interest and taxes was $35.7 in YTD 2020, a decrease of $1.6 compared with YTD 2019. Margin improved 1.0 percentage points primarily as a result of benefits from prior year restructuring programs and COVID related actions to reduce fixed costs, partially offset by volume declines.

Vertiv Corporate and Other

Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, Digital, Legal, and global product platform development and offering management. Corporate and other costs were $366.4 and $194.4 in YTD 2020 and YTD 2019, respectively. The $172.0 increase in corporate and other expenses in YTD 2020 versus the comparable prior year was primarily due to the loss on extinguishment of debt of $174.0, as described in Note 6 to the unaudited condensed consolidated financial statements.

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

At June 30, 2020, we had $369.7 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $455.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $145.0. At June 30, 2020, Vertiv Group and certain other subsidiaries of the Company had $164.9 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $20.3, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.

As we strive to maintain fixed costs constant in 2021, we anticipate announcing restructuring activities during the third quarter which could drive a $50 – $70 million reduction in fixed costs plus additional variable cost benefit. We estimate cash costs of $50 – $70 million including capital to realize these benefits, and we will evaluate these cash costs for a likely restructuring reserve to be recorded in the third quarter. While specific timing of cash needs is yet to be determined, it will likely begin in the fourth quarter of 2020 and through the end of 2021.

Long-Term Debt Obligations

There is a discussion in Note 6 — Debt of the consolidated financial statements of the long-term debt arrangements issued by the Company with certain of our subsidiaries named as guarantors or co-borrowers.

Summary Statement of Cash Flows

Six months ended June 30, 2020 and 2019

(Dollars in millions)	2020	2019	$ Change	% Change
Net cash used for operating activities	$(121.7)	$(81.6)	$(40.1)	49.1%
Net cash used for investing activities	(19.4)	(28.6)	9.2	(32.2)
Net cash provided by financing activities	293.5	4.9	288.6	5,889.8
Capital expenditures	(13.2)	(23.0)	9.8	(42.6)
Investments in capitalized software	(6.2)	(10.6)	4.4	(41.5)

Net Cash used for Operating Activities

Net cash used for operating activities was $121.7 in YTD 2020, a $40.1 decrease in cash generation compared to YTD 2019. The decline in cash generation was primarily driven by a use of working capital from higher seasonal inventory build, a higher net loss from operations, higher bonus payouts, and transaction costs.

Net Cash used for Investing Activities.

Net cash used for investing activities was $19.4 in YTD 2020 compared to net cash used for investing activities of $28.6 in YTD 2019. The lower use of cash over the comparable period was primarily the result of reduced capital expenditures.

Net Cash provided by (used for) Financing Activities

Net cash provided by financing activities was $293.5 in YTD 2020 compared to $4.9 of cash generated in YTD 2019. The increase in cash generation was primarily driven by net borrowing on the ABL Revolving Credit Facility of $125.1 in YTD 2020 as compared to a net payment of $109.3 in YTD 2019. The remaining net financing activities resulted from the reverse recapitalization and refinancing transactions. Borrowings on the new Term loan of $2,189.0, net of original discount, and proceeds from the reverse recapitalization of $1,832.5 were offset by the repayment of the Prior Term Loan and Prior Notes as well as a payment made to Advisors in connection with the closing of the merger with GSAH.

Off-balance sheet arrangements

Vertiv does not have any off-balance sheet arrangements for any of the periods presented.

Contractual obligations

There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since December 31, 2019 and through June 30, 2020, except for the following changes to our debt obligations and tax receivable agreement:

	Term Loan	ABL	Short-term borrowings	Total
Remainder of 2020	$11.0	$—	$20.2	$31.2
2021	22.0	—	—	22.0
2022	22.0	—	—	22.0
2023	22.0	—	—	22.0
2024	22.0	—	—	22.0
2025	22.0	269.9	—	291.9
Thereafter	2,073.5	—	—	2,073.5
Total	$2,194.5	$269.9	$20.2	$2,484.6

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2019 financial statements filed as part of Amendment No. 2 to Form 8-K filed on March 12, 2020 includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1 - Summary of significant accounting policies.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020, because of material weaknesses in internal control over financial reporting described below.

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

These material weaknesses did not result in any identified material misstatements to the consolidated financial statements as of and for the quarter ended June 30, 2020. However, the material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

We have undertaken strategic remediation actions, as discussed above, to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended June 30, 2020 but have not materially affected our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities and intellectual property disputes.

The Company is a party to a number of pending legal proceedings and claims, including those involving general and product liability and other matters. As of June 30, 2020, there were no pending legal proceedings that management currently believes are material to the Company.

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

Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic has adversely affected, and could continue to adversely affect, our business, results of operations, financial position, cash flows and liquidity. Such effects may be material and may include, but are not limited to:

•disruptions in our supply chain due to transportation delays, travel restrictions and closures of businesses or facilities;

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

During the quarter ended June 30, 2020, we identified material weaknesses in internal control over financial reporting that pertain to (1) the ineffective design and implementation of effective controls with respect to the implementation of our ERP system consistent with our financial reporting requirements and (2) the design and maintenance of information technology general controls for information systems that are relevant to the preparation of financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis.

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

10.14
Amendment No. 5 to Revolving Credit Agreement, dated as of March 2, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

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

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2020	Vertiv Holdings Co
/s/ Rob Johnson
Name: Rob Johnson
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer