Form 10-Q
period 2020-09-30
Vertiv Holdings Co
filed 2020-11-05
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2020

or

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

Yes ☐ No ☒

As of November 4, 2020, there were 328,412,705 shares of the our Class A common stock, par value $0.0001, issued and outstanding.

Part I. Financial Information

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net sales:
Net sales - products	$891.1	$799.4	$2,288.5	$2,478.0
Net sales - services	270.9	271.3	776.4	781.7
Net sales	1,162.0	1,070.7	3,064.9	3,259.7
Costs and expenses:
Cost of sales - products	596.7	561.4	1,575.3	1,741.3
Cost of sales - services	152.3	158.0	443.3	452.6
Cost of sales	749.0	719.4	2,018.6	2,193.9
Selling, general and administrative expenses	251.7	259.3	742.9	809.0
Loss on extinguishment of debt	—	—	174.0	—
Other deductions, net	126.2	31.6	210.0	98.6
Interest expense, net	26.4	77.7	125.4	234.2
Income (loss) before income taxes	8.7	(17.3)	(206.0)	(76.0)
Income tax expense (benefit)	24.5	(3.6)	52.5	30.9
Net loss	$(15.8)	$(13.7)	$(258.5)	$(106.9)

Earnings (loss) per share:
Basic and diluted	$(0.05)	$(0.12)	$(0.86)	$(0.90)
Weighted-average shares outstanding:
Basic and diluted	328,411,705	118,261,955	299,266,849	118,261,955

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net loss	$(15.8)	$(13.7)	$(258.5)	$(106.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation	46.1	(44.3)	3.7	(49.0)
Interest rate swaps	(2.3)	—	(37.8)	—
Tax receivable agreement	(11.1)	—	5.1	—
Pension	—	—	(0.2)	—
Comprehensive income (loss)	$16.9	$(58.0)	$(287.7)	$(155.9)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$324.3	$223.5
Accounts receivable, less allowances of $26.0 and $19.9, respectively	1,288.7	1,212.2
Inventories	465.5	401.0
Other current assets	172.6	180.7
Total current assets	2,251.1	2,017.4
Property, plant and equipment, net	406.9	428.2
Other assets:
Goodwill	611.7	605.8
Other intangible assets, net	1,311.7	1,441.6
Deferred income taxes	13.9	9.0
Other	176.4	155.4
Total other assets	2,113.7	2,211.8
Total assets	$4,771.7	$4,657.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$41.1	$—
Accounts payable	655.8	636.8
Accrued expenses and other liabilities	876.8	867.7
Income taxes	27.9	15.2
Total current liabilities	1,601.6	1,519.7
Long-term debt, net	2,234.8	3,467.3
Deferred income taxes	116.8	124.7
Other long-term liabilities	446.8	250.5
Total liabilities	4,400.0	5,362.2
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 328,411,705 and 118,261,955 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,641.9	277.7
Accumulated deficit	(1,259.1)	(1,000.6)
Accumulated other comprehensive (loss) income	(11.1)	18.1
Total equity (deficit)	371.7	(704.8)
Total liabilities and equity	$4,771.7	$4,657.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash flows from operating activities:
Net loss	$(258.5)	$(106.9)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	42.9	42.7
Amortization	107.8	109.2
Deferred income taxes	(7.7)	(8.3)
Amortization of debt discount and issuance costs	9.0	21.2
Loss on extinguishment of debt	174.0	—
Asset impairment	21.7	—
Changes in operating working capital	(102.1)	(104.2)
Other	27.3	(11.8)
Net cash provided by (used for) operating activities	14.4	(58.1)
Cash flows from investing activities:
Capital expenditures	(21.3)	(27.9)
Investments in capitalized software	(4.9)	(15.5)
Proceeds from disposition of property, plant and equipment	—	5.0
Net cash used for investing activities	(26.2)	(38.4)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility	324.2	381.8
Repayments of ABL revolving credit facility	(370.5)	(462.2)
Proceeds from short-term borrowings	22.0	—
Repayment of short-term borrowings	(3.8)	—
Proceeds from the issuance of 10.00% Notes	—	114.2
Borrowing on Term Loan, net of discount	2,189.0	—
Repayment on Term Loan	(11.0)	—
Repayment on Prior Term Loan	(2,070.0)	—
Repayment of Prior Notes	(1,370.0)	—
Payment of redemption premiums	(75.0)	—
Payment of debt issuance costs	(11.2)	—
Proceeds from reverse recapitalization, net	1,832.5	—
Payment to Vertiv Stockholder	(341.6)	—
Other financing	(2.3)	—
Net cash provided by financing activities	112.3	33.8
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(3.1)
Increase (decrease) in cash, cash equivalents and restricted cash	98.6	(65.8)
Beginning cash, cash equivalents and restricted cash	233.7	225.3
Ending cash, cash equivalents and restricted cash	$332.3	$159.5
Changes in operating working capital
Accounts receivable	$(76.5)	$42.4
Inventories	(64.5)	43.2
Other current assets	8.0	(32.3)
Accounts payable	20.8	(161.4)
Accrued expenses and other liabilities	(2.8)	(1.2)
Income taxes	12.9	5.1
Total changes in operating working capital	$(102.1)	$(104.2)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018, as originally reported	1,000,000	$—	$277.7	$(859.8)	$41.8	$(540.3)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2018, as recasted (1)	118,261,955	—	277.7	(859.8)	41.8	(540.3)
Net loss	—	—	—	(74.3)	—	(74.3)
Other comprehensive income, net of tax	—	—	—	—	6.7	6.7
Balance as of March 31, 2019, as recasted (1)	118,261,955	$—	$277.7	$(934.1)	$48.5	$(607.9)

Balance as of March 31, 2019, as originally reported	1,000,000	—	$277.7	$(934.1)	$48.5	$(607.9)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance as of March 31, 2019, as recasted (1)	118,261,955	—	277.7	(934.1)	48.5	(607.9)
Net loss	—	—	—	(18.9)	—	(18.9)
Other comprehensive loss, net of tax	—	—	—	—	(11.4)	(11.4)
Balance as of June 30, 2019, as recasted (1)	118,261,955	—	$277.7	$(953.0)	$37.1	$(638.2)

Balance as of June 30, 2019, as originally reported	1,000,000	—	$277.7	$(953.0)	$37.1	$(638.2)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance as of June 30, 2019, as recasted (1)	118,261,955	—	277.7	(953.0)	37.1	(638.2)
Net loss	—	—	—	(13.7)	—	(13.7)
Other comprehensive loss, net of tax	—	—	—	—	(44.3)	(44.3)
Balance as of September 30, 2019, as recasted (1)	118,261,955	—	$277.7	$(966.7)	$(7.2)	$(696.2)

Balance at December 31, 2019, as originally reported	1,000,000	$—	$277.7	$(1,000.6)	$18.1	$(704.8)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2019, as recasted (1)	118,261,955	—	277.7	(1,000.6)	18.1	(704.8)
Tax Receivable Agreement	—	—	(133.4)	—	—	(133.4)
Net loss	—	—	—	(268.9)	—	(268.9)
Stock issuance	123,900,000	—	1,195.1	—	—	1,195.1
Merger recapitalization	86,249,750	—	295.8	—	—	295.8
Stock-based compensation	—	—	0.7	—	—	0.7
Other comprehensive loss, net of tax	—	—	—	—	(52.6)	(52.6)
Balance at March 31, 2020	328,411,705	$—	$1,635.9	$(1,269.5)	$(34.5)	$331.9
Net income	—	—	—	26.2	—	26.2
Stock-based compensation	—	—	2.5	—	—	2.5
Other merger adjustment	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss, net of tax	—	—	—	—	(9.3)	(9.3)
Balance at June 30, 2020	328,411,705	$—	$1,638.0	$(1,243.3)	$(43.8)	$350.9
Net loss	—	—	—	(15.8)	—	(15.8)
Stock-based compensation	—	—	3.9	—	—	3.9
Other comprehensive income, net of tax	—	—	—	—	32.7	32.7
Balance at September 30, 2020	328,411,705	$—	$1,641.9	$(1,259.1)	$(11.1)	$371.7

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

Vertiv Holdings Co was originally incorporated in Delaware on April 25, 2016 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 12, 2018, GSAH consummated its initial public offering (the “IPO”) of 69,000,000 units, including 9,000,000 units issued pursuant to the exercise by the underwriters of their option to purchase additional units in full, at a price of $10.00 per unit, generating proceeds to GSAH of $690.0 before underwriting discounts and expenses. Each unit consists of one share of Class A common stock and one-third of one redeemable warrant, each of which warrant is exercisable for one share of Class A common stock (the "public warrants"). Simultaneously with the closing of the IPO, GSAH closed the private placement of an aggregate of 10,533,333 warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “private placement warrants” and, together with the public warrants, the “warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company, at a price of $1.50 per private placement warrant, generating proceeds of $15.8.
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

The preparation of financial statements in conformity with GAAP in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates. Results for these interim periods are not necessarily indicative of results to be expected for the full year due to, among other reasons, the continued uncertainty of general economic conditions due to the COVID-19 pandemic that has impacted, and may continue to impact, our sales channels, supply chain, manufacturing operations, workforce, or other key aspects of our operations.

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

Dividends

On October 28, 2020, Vertiv announced that the Board of Directors declared the Company’s first-ever annual dividend of $0.01 per share. The dividend is payable to the Company's shareholders of record, including holders of record of Company’s units, as of December 2, 2020, and is expected to be paid on December 17, 2020.

(3) REVENUE

The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Disaggregation of Revenues

Beginning in the second quarter of 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for the three and nine months ended September 30, 2019 have been adjusted to reflect this modification. Additionally, product and service offering category names were revised as follows: Services & software solutions changed to Service & spares and I.T. edge & infrastructure changed to Integrated rack solutions. There was no change in the description of the Critical infrastructure & solutions offering.

The following table disaggregates our revenue by product and service offering and timing of transfer of control:

	Three months ended September 30, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$278.7	$245.3	$138.3	$662.3
Services & spares	168.3	95.2	78.4	341.9
Integrated rack solutions	85.0	39.1	33.7	157.8
Total	$532.0	$379.6	$250.4	$1,162.0

Timing of revenue recognition:
Products and services transferred at a point in time	$376.7	$302.6	$185.9	$865.2
Products and services transferred over time	155.3	77.0	64.5	296.8
Total	$532.0	$379.6	$250.4	$1,162.0

	Three months ended September 30, 2019
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$286.3	$191.7	$96.9	$574.9
Services & spares	180.6	93.7	68.2	342.5
Integrated rack solutions	78.8	38.3	36.2	153.3
Total	$545.7	$323.7	$201.3	$1,070.7

Timing of revenue recognition:
Products and services transferred at a point in time	$383.7	$255.0	$158.9	$797.6
Products and services transferred over time	162.0	68.7	42.4	273.1
Total	$545.7	$323.7	$201.3	$1,070.7

(1)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the three months ended September 30,2019 have been adjusted by $(52.6), $17.3, and $35.3, respectively, to reflect the strategic realignment described above.

	Nine months ended September 30, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$769.9	$565.2	$343.0	$1,678.1
Services & spares	491.0	263.5	210.4	964.9
Integrated rack solutions	222.4	97.6	101.9	421.9
Total	$1,483.3	$926.3	$655.3	$3,064.9

Timing of revenue recognition:
Products and services transferred at a point in time	$1,022.3	$720.3	$505.1	$2,247.7
Products and services transferred over time	461.0	206.0	150.2	817.2
Total	$1,483.3	$926.3	$655.3	$3,064.9

	Nine months ended September 30, 2019
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (2)
Critical infrastructure & solutions	$937.1	$527.9	$355.4	$1,820.4
Services & spares	505.5	268.2	211.7	985.4
Integrated rack solutions	232.8	110.0	111.1	453.9
Total	$1,675.4	$906.1	$678.2	$3,259.7

Timing of revenue recognition:
Products and services transferred at a point in time	$1,217.1	$706.5	$548.7	$2,472.3
Products and services transferred over time	458.3	199.6	129.5	787.4
Total	$1,675.4	$906.1	$678.2	$3,259.7

(2)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the nine months ended September 30,2019 have been adjusted by $(118.4), $28.1, and $90.3, respectively, to reflect the strategic realignment described above.

The opening and closing balances of our current and long-term contract assets and current and long-term deferred revenue are as follows:

	Balances at September 30, 2020	Balances at December 31, 2019
Deferred revenue - current (3)	$189.8	$160.9
Deferred revenue - noncurrent (4)	38.9	41.3
Other contract liabilities - current (3)	48.3	39.8

(3)Current deferred revenue and contract liabilities are included within accrued expenses and other liabilities.
(4)Noncurrent deferred revenue is recorded within other long-term liabilities.

Deferred revenue consists primarily of maintenance, extended warranty and other service contracts. We expect to recognize revenue of $6.6, $16.5 and $15.8 in the last three months of 2021, fiscal year 2022, and thereafter, respectively.

(4) RESTRUCTURING COSTS

Restructuring costs include expenses associated with the Company's efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include costs of moving fixed assets, employee training, relocation, and facility costs.

During the quarter ended September 30, 2020, Vertiv approved a multi-year restructuring program to align our cost structure to support our margin expansion targets. The program includes workforce reductions and footprint optimization across all segments. Restructuring charges incurred under this program were $71.1 in the third quarter of 2020, which primarily consisted of severance related to workforce reductions.The Company expects to recognize additional restructuring expenses of approximately $5 in the fourth quarter of 2020 and $25 in 2021 and after, primarily comprised of plant closing and other costs, resulting in total estimated charges of approximately $100 for the entire program.

Restructuring costs by business segment are as follows:

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Americas	$13.7	$1.8	$14.8	$2.6
Asia Pacific	10.6	—	10.8	0.1
Europe, Middle East & Africa	41.4	2.2	42.2	6.7
Corporate	6.0	—	5.2	—
Total	$71.7	$4.0	$73.0	$9.4

The change in the liability for the restructuring of operations during the nine months ended September 30, 2020 are as follows:

	December 31, 2019	Expense	Paid/Utilized	September 30, 2020
Severance and benefits	$21.6	$70.7	$(15.6)	$76.7
Plant closing and other	0.6	2.3	(2.3)	0.6
Total	$22.2	$73.0	$(17.9)	$77.3

The change in the liability for the restructuring of operations during the nine months ended September 30, 2019 are as follows:

	December 31, 2018	Expense	Paid/Utilized	September 30, 2019
Severance and benefits	$24.6	$8.3	$(15.8)	$17.1
Plant closing and other	1.2	1.1	(1.3)	1.0
Total	$25.8	$9.4	$(17.1)	$18.1

(5) GOODWILL AND OTHER INTANGIBLES

Goodwill by business segment is as follows:

	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Balance, December 31, 2019	$371.5	$50.3	$184.0	$605.8
Foreign currency translation and other	(1.3)	3.0	4.2	5.9
Balance, September 30, 2020	$370.2	$53.3	$188.2	$611.7

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

As of September 30, 2020	Gross	Accumulated Amortization	Net
Customer relationships	$1,095.6	$(334.2)	$761.4
Developed technology	321.0	(130.9)	190.1
Capitalized software	92.9	(45.8)	47.1
Trademarks	36.6	(16.0)	20.6
Total finite-lived identifiable intangible assets	$1,546.1	$(526.9)	$1,019.2
Indefinite-lived trademarks	292.5	—	292.5
Total intangible assets	$1,838.6	$(526.9)	$1,311.7
As of December 31, 2019	Gross	Accumulated Amortization	Net
Customer relationships	$1,099.2	$(268.2)	$831.0
Developed technology	328.2	(105.4)	222.8
Capitalized software	103.3	(35.8)	67.5
Trademarks	38.6	(12.4)	26.2
Favorable operating leases	2.1	(2.1)	—
Total finite-lived identifiable intangible assets	$1,571.4	$(423.9)	$1,147.5
Indefinite-lived trademarks	294.1	—	294.1
Total intangible assets	$1,865.5	$(423.9)	$1,441.6

Total intangible asset amortization expense for the three and nine months ended September 30, 2020 and 2019 was $35.8, $36.9 and $107.8, $109.2, respectively.

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

During the quarter ended September 30, 2020, in connection with the restructuring program, management determined a certain product line in the Americas segment to be non-core to the business. As a result, the Company recognized an impairment charge of $9.4, consisting primarily of developed technology and trademarks, which is recorded within other deductions, net in the unaudited condensed consolidated statement of earnings (loss).

The Company considered the overall macroeconomic conditions as a result of the COVID-19 pandemic and the uncertainty surrounding the global economy and concluded that it was not more likely than not that the fair value of its three reporting units declined below their carrying value and therefore an interim quantitative impairment test was not required at September 30, 2020. The present uncertainty surrounding the global economy due to the COVID-19 pandemic increases the likelihood that adverse changes in key assumptions used to determine the fair value of reporting units like sales estimates, cost factors, discount rates and stock price could result in interim quantitative goodwill impairment tests and non-cash goodwill impairments in future periods.

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

(6) DEBT

Long-term debt, net, consists of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Term Loan due 2027	$2,189.0	$—
ABL Revolving Credit Facility	100.0	145.2
Term Loan due 2023	—	2,070.0
9.250% Notes due 2024	—	750.0
12.00%/13.00% Senior PIK Toggle Notes due 2022	—	500.0
10.00% Notes due 2024	—	120.0
Unamortized discount and issuance costs	(32.2)	(117.9)
	2,256.8	3,467.3
Less: Current Portion	(22.0)	—
Total long-term debt, net of current portion	$2,234.8	$3,467.3

Contractual maturities of the Company’s debt obligations as of September 30, 2020 are shown below:

	Term Loan	ABL	Short-term borrowings	Total
Remainder of 2020	$5.5	$—	$19.1	$24.6
2021	22.0	—	—	22.0
2022	22.0	—	—	22.0
2023	22.0	—	—	22.0
2024	22.0	—	—	22.0
2025	22.0	100.0	—	122.0
Thereafter	2,073.5	—	—	2,073.5
Total	$2,189.0	$100.0	$19.1	$2,308.1

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

In connection with the repayment from the Business Combination and the subsequent refinancing transactions, we recognized a $99.0 write-off of deferred financing fees and a $75.0 early redemption premium on Prior Notes (as defined below). The write-off is recorded in Loss on extinguishment of debt in the unaudited condensed consolidated statement of earnings (loss).

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

The Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount, which commenced June 30, 2020. The interest rate applicable to the Term Loan is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of Citibank, N.A. on such day, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal funds and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus 2.00% or (b) one-, two-, three- or six-month LIBOR or, if agreed by all Term Lenders, 12-month LIBOR or, if agreed to by the Term Agent, any shorter period (selected at the option of the Borrower), plus 3.00%. Additionally, concurrent with the refinancing, Vertiv Group entered into interest rate swap agreements with an initial notional amount of $1,200.0, which will reduce to $1,000.0 in 2021 and remain at $1,000.0 until the maturity of the Term Loan Credit Agreement in 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. The borrowing rate of the Term Loan as of September 30, 2020 was 3.16%.

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

The ABL Revolving Credit Facility contains customary representations and warranties, affirmative, reporting (including as to borrowing base-related matters) and negative covenants, and events of default. The ABL Revolving Credit Facility requires the maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Revolving Credit Facility) on any date when Global Availability (as defined in the ABL Revolving Credit Facility) is less than the greater of (a) 10.0% of the aggregate commitments and (b) $30.0, have a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00, tested for the four fiscal quarter period ended on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Global Availability has exceeded the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 for 30 consecutive calendar days.

At September 30, 2020, Vertiv Group and the Co-Borrowers had $333.5 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $21.5, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility and a weighted average borrowing rate of 1.7 percent

Short-term Borrowings

At September 30, 2020, the Company had $19.1 of short-term debt outstanding associated with the execution of a loan agreement and receipt of bank accepted drafts related to one of its international subsidiaries. The entire $19.1 of short-term borrowings outstanding at September 30, 2020 is expected to be repaid by the end of the first quarter of 2021. At September 30, 2020 there was no remaining availability under the agreement.

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

On March 2, 2020, the Prior Term Loan Facility was fully repaid as noted above.

Redemption of Prior Notes

On January 31, 2020, Vertiv commenced a process to refinance the indebtedness governed by the Prior Term Loan Facility and amend and extend the Prior Asset-Based Revolving Credit Agreement. In connection with these refinancing transactions, Vertiv called all of Holdco's $500.0 of 12.00%/13.00% Senior PIK Toggle Notes due 2022 (the “2022 Senior Notes”), Vertiv Group’s $750.0 of 9.250% Senior Notes due 2024 (“2024 Senior Notes”) and Vertiv Group’s $120.0 of 10.00% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes” and, collectively with the 2022 Senior Notes and 2024 Senior Notes, our “Prior Notes”) for conditional redemption on March 2, 2020, in accordance with the respective indentures. A total of $0.5 principal amount of 2024 Senior Notes had been previously tendered pursuant to the change of control offer made in connection with the Business Combination and were repurchased on February 7, 2020. The remaining balance of the Prior Notes was redeemed in full on March 2, 2020. In connection with the redemption of the Prior Notes on March 2, 2020, we recognized a $75.0 redemption premium and $34.3 write-off of deferred debt issuance costs during the nine months ended September 30, 2020, included in Other deductions, net.

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

Operating lease expense is as follows:

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Operating lease cost	$12.8	$12.4	$38.3	$37.5
Short-term and variable lease cost	6.7	7.9	19.5	21.8
Total lease cost	$19.5	$20.3	$57.8	$59.3

Supplemental cash flow information related to operating leases is as follows:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - Payments on operating leases	$38.3	$37.5
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$42.0	$142.8

Supplemental balance sheet information related to operating leases is as follows:

	Financial statement line item	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$127.4	$110.4

Operating lease liabilities	Accrued expenses and other liabilities	38.2	35.0
Operating lease liabilities	Other long-term liabilities	93.1	78.2
Total lease liabilities		$131.3	$113.2

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term	4.3 years	4.5 years
Weighted Average Discount Rate	6.4%	7.3%

Maturities of lease liabilities are as follows:

	As of September 30, 2020	As of December 31, 2019
	Operating Leases
2020	$12.9	$43.3
2021	43.4	31.6
2022	35.1	24.1
2023	27.6	18.0
2024	16.9	10.6
Thereafter	18.6	14.2
Total Lease Payments	154.5	141.8
Less: Imputed Interest	(23.2)	(28.6)
Present value of lease liabilities	$131.3	$113.2

(8) INCOME TAXES

The effective tax rate was 281.6 percent, 20.8 percent and (25.5) percent, (40.7) percent for the three and nine months ended September 30, 2020 and 2019, respectively. The effective rates in the current three and nine-month periods are primarily influenced by the mix of income between our U.S. and non-U.S. operations and the impact of the global intangible low-taxed income provisions of the Tax Cuts and Jobs Act of 2017 (the “Act”). Changes in valuation allowance offset the U.S. federal tax effect, and we also recorded discrete tax adjustments related to (1) a change in our indefinite reinvestment liability caused by movement in foreign currencies and legislative changes enacted during the periods, (2) changes in certain non-US valuation allowances, and (3) adjustments related to uncertain tax positions. The effective rates for the comparative three and nine-month periods were primarily influenced by the mix of income between our U.S. and non-U.S. operations which is offset by changes in valuation allowance for U.S. federal purposes. Prior periods also reflect discrete tax adjustments related to (1) a change in our indefinite reinvestment liability caused by movement in foreign currencies and updates to the calculation resulting from information obtained commensurate with the filing of the company’s 2018 U.S. federal income tax return, and (2) other adjustments related to reconciliations of statutory income tax payable balances based on an analysis of income tax returns filed before the end of October 2019.

The Company has provided for U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of September 30, 2020, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to determine the impact.

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

Transactions with Affiliates of Advisors

The Company also purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the three and nine months ended September 30, 2020 and 2019 purchases were $17.0, $40.3 and $13.8, $45.0, respectively.

Tax Receivable Agreement

On the Closing Date of the Business Combination, the Company entered into a Tax Receivable Agreement with Advisors. See Note 11 — Financial Instruments and Risk Management for additional information.

Changes to Capital

On August 17, 2020, the Company completed an underwritten secondary public offering of 23,000,000 shares of Class A common stock by VPE Holdings, LLC, the selling stockholder and an affiliate of Platinum Equity, LLC, pursuant to a registration statement filed with the Securities and Exchange Commission (File No. 333-236334), at a public offering price of $15.25 per share . The Offering involved the exercise in full by the underwriters of their option to purchase 3,000,000 additional shares of Class A common stock in the Offering. The Company did not sell any shares of Class A common stock in the Offering and did not receive any proceeds from the Offering.

(10) OTHER FINANCIAL INFORMATION

	September 30, 2020	December 31, 2019
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$324.3	$223.5
Restricted cash included in other current assets	8.0	10.2
Total cash, cash equivalents, and restricted cash	$332.3	$233.7

	September 30, 2020	December 31, 2019
Inventories
Finished products	$208.0	$180.2
Raw materials	160.9	162.6
Work in process	96.6	58.2
Total inventories	$465.5	$401.0

	September 30, 2020	December 31, 2019
Property, plant and equipment, net
Machinery and equipment	$300.5	$280.7
Buildings	253.8	243.2
Land	47.1	46.7
Construction in progress	10.2	21.9
Property, plant and equipment, at cost	611.6	592.5
Less: Accumulated depreciation	(204.7)	(164.3)
Property, plant and equipment, net	$406.9	$428.2

	September 30, 2020	December 31, 2019
Accrued expenses and other liabilities
Deferred revenue	$189.8	$160.9
Accrued payroll and other employee compensation	128.9	145.4
Litigation reserve (see note 17)	96.6	92.9
Contract liabilities (see note 3)	48.3	39.8
Operating lease liabilities	38.2	35.0
Product warranty	33.1	43.2
Restructuring (see note 4)	77.3	22.2
Other	264.6	328.3
Total	$876.8	$867.7

	2020	2019
Change in product warranty accrual
Beginning balance, December 31	$43.2	$44.9
Provision charge to expense	18.6	18.7
Paid/utilized	(28.7)	(25.3)
Ending balance, September 30	$33.1	$38.3

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

Recurring fair value measurements

We elected to apply fair value option accounting to the Tax receivable agreement. A summary of the Company's financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2020
Tax Receivable Agreement	147.1	—	—	147.1
Interest rate swaps	37.8	—	37.8	—

Tax receivable agreement — value is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions including the timing and amount of future taxable income and realizability of tax attributes. When valuing the tax receivable liability at September 30, 2020, we utilized a discount rate of 4.0%. The discount rate was determined based on the risk-free rate and Vertiv's implied credit spread. A one percentage point change in the discount rate would result in a change in value of approximately $10.0 at September 30, 2020. Significant changes in unobservable inputs could result in material changes to the tax receivable liability.

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

Details of the changes in value for the Tax receivable agreement are as follows:

Beginning liability balance, January 1, 2020	$—
Tax receivable agreement, initially recorded	133.4
Change in fair value	13.7
Ending liability balance, September 30, 2020	$147.1

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

The Tax Receivable Agreement provides for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings realized (or deemed realized) over a 12-year period after the closing of the Business Combination as described above. In the twelfth year of the Tax Receivable Agreement, an additional payment will be made to the Vertiv Stockholder based on 65% of the remaining tax benefits that have not been realized. The timing of expected future payments under the Tax Receivable Agreement are dependent upon various factors, including the existing tax bases at the time of the Business Combination, the realization of tax benefits, and changes in tax laws. However, as the Company is obligated to settle the remaining tax benefits after 12 years, the Company has concluded that the liability should be measured at fair value and recorded within other long-term liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated total payments of approximately $191.5 on an undiscounted basis. The fair value of the estimated liability as of the closing date of $133.4 has been included as an adjustment to additional paid in capital. Subsequent measurements are recorded in interest expense, net and accumulated other comprehensive income, as appropriate based on the passage of time, change in risk-free rate and implied credit spread. Cash flows of the Tax Receivable Agreement are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spread. The fair value movement on the tax receivable agreement attributable to our own credit risk spread is recorded in other comprehensive income. These estimates and assumptions are subject to change, which may materially affect the measurement of the liability.

We have recorded $2.7 and $18.8 in Interest expense, net for the three and nine months ended September 30, 2020, respectively, in the consolidated statement of earnings (loss) and an unrealized (loss) gain of $(11.1) and $5.1, respectively, in Accumulated other comprehensive income, related to the change in fair value of the tax receivable liability from the Closing Date to September 30, 2020.

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

The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At September 30, 2020 interest rate swap agreements designated as cash flow hedges effectively swapped an initial amount of $1,200.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The fair value of interest rates swaps was an unrealized loss of $37.8, of which $10.6 was recorded in Accrued expenses and other liabilities and $27.2 in Other long-term liabilities and the related unrealized loss in Accumulated other comprehensive income, on the balance sheet at September 30, 2020. The Company recognized $2.9 and $3.4 in earnings for the three and nine months ended September 30, 2020. At September 30, 2020, the Company expects that approximately $10.6 of pre-tax net losses on cash flow hedges will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next twelve months.

Other fair value measurements

We determine the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of September 30, 2020 and December 31, 2019.

	September 30, 2020 (1)		December 31, 2019
	Fair Value	Par Value (2)	Fair Value	Par Value (2)
Term Loan due 2027	$2,134.3	$2,189.0	$—	$—
ABL Revolving Credit Facility due 2025	100.0	100.0	145.2	145.2
Short-term borrowings	19.1	19.1	—	—
Term Loan due 2023	—	—	2,064.8	2,070.0
9.250% Notes due 2024	—	—	805.3	750.0
12.00%/13.00% Senior PIK Toggle Notes due 2022	—	—	517.5	500.0
10.00% Notes due 2024	—	—	127.5	120.0

(1)On March 2, 2020, certain subsidiaries of Vertiv Holdings Co entered into a Term Loan Credit Agreement with various financial institutions for $2,200.0 of senior secured term loans. The proceeds of the Term Loan were used to repay or redeem in full certain outstanding indebtedness. See Note 6, Debt for additional information.
(2)See Note 6 — Debt for additional information

(12) OTHER DEDUCTIONS, NET

Other deductions, net are summarized as follows:

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Amortization of intangibles (excluding software)	32.5	31.4	97.1	96.7
Restructuring costs (see Note 4)	71.7	4.0	73.0	9.4
Foreign currency loss (gain), net	11.7	(4.8)	16.3	(6.6)
Asset impairment (see Note 5)	9.4	—	21.7	—
Other, net	0.9	1.0	1.9	(0.9)
Total	$126.2	$31.6	$210.0	$98.6

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Foreign currency translation, beginning	$(9.5)	$38.5	$32.9	$43.2
Other comprehensive income (loss)	46.1	(44.3)	3.7	(49.0)
Foreign currency translation, ending	36.6	(5.8)	36.6	(5.8)
Interest rate swaps, beginning	(35.5)	—	—	—
Unrealized losses deferred during the period (2)	(2.3)	—	(37.8)	—
Interest rate swaps, ending	(37.8)	—	(37.8)	—
Pension, beginning	(15.0)	(1.4)	(14.8)	(1.4)
Actuarial gains (losses) deferred during the period, net of income taxes	—	—	(0.2)	—
Pension, ending	(15.0)	(1.4)	(15.0)	(1.4)
Tax receivable agreement, beginning	16.2	—	—	—
Unrealized (loss) gain during the period (1)	(11.1)	—	5.1	—
Tax receivable agreement, ending	5.1	—	5.1	—
Accumulated other comprehensive (loss) income	$(11.1)	$(7.2)	$(11.1)	$(7.2)

(1)The fair value movement on the Tax Receivable Agreement attributable to our own credit risk spread is recorded in other comprehensive (loss) income.

(2)During the three and nine months ended September 30, 2020 $2.9 and $3.4, respectively was reclassified into earnings.

(14) SEGMENT INFORMATION

The primary income measure used for assessing segment performance and making operating decisions is earnings before interest and income taxes. This measure excludes corporate and other costs which consist of headquarters management costs, stock-based compensation, interest expense, other incentive compensation, global IT costs, and costs that support global product platform development and offering management. Intersegment selling prices approximate market prices.

Beginning in the second quarter of 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for the three and nine months ended September 30, 2019 have been adjusted to reflect this modification. Additionally, product and service offering category names were revised as follows: Services & software solutions changed to Service & spares and I.T. edge & infrastructure changed to Integrated rack solutions. There was no change in the description of the Critical infrastructure & solutions offering.

Summarized information about the Company’s results of operations by business segment and product and service offering follows:

Americas includes products and services sold for applications within the data center, communication networks and commercial/industrial markets in North America and Latin America. This segment’s principal product and service offerings include:

•Critical infrastructure & solutions includes AC and DC power management, thermal management, and modular hyperscale type data center sites.

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

Business Segments

Sales	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Americas	$537.4	$550.7	$1,494.8	$1,694.6
Asia Pacific	395.6	352.5	975.2	985.9
Europe, Middle East & Africa	262.7	218.3	690.6	714.0
	1,195.7	1,121.5	3,160.6	3,394.5
Eliminations	(33.7)	(50.8)	(95.7)	(134.8)
Total	$1,162.0	$1,070.7	$3,064.9	$3,259.7

Intersegment sales	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Americas	$5.4	$5.0	$11.5	$19.2
Asia Pacific	16.0	28.8	48.9	79.8
Europe, Middle East & Africa	12.3	17.0	35.3	35.8
Total	$33.7	$50.8	$95.7	$134.8

Earnings (loss) before income taxes	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Americas	$103.3	$82.4	$260.3	$270.6
Asia Pacific	40.7	50.2	98.9	116.8
Europe, Middle East & Africa	(4.7)	19.5	31.0	56.8
	139.3	152.1	390.2	444.2
Corporate and other	(104.2)	(91.7)	(470.8)	(286.0)
Interest expense, net	(26.4)	(77.7)	(125.4)	(234.2)
Income (loss) before income taxes	$8.7	$(17.3)	$(206.0)	$(76.0)

Total Assets	September 30, 2020	December 31, 2019
Americas	$2,173.3	$2,296.4
Asia Pacific	1,252.3	1,152.2
Europe, Middle East & Africa	988.0	947.5
	4,413.6	4,396.1
Corporate and other	358.1	261.3
Total	$4,771.7	$4,657.4

Sales by Products and Services Offering	Three months ended September 30, 2020	Three months ended September 30, 2019 (1)	Nine months ended September 30, 2020	Nine months ended September 30, 2019 (1)
Critical infrastructure & solutions	$662.3	$574.9	$1,678.1	$1,820.4
Services & spares	341.9	342.5	964.9	985.4
Integrated rack solutions	157.8	153.3	421.9	453.9
Total	$1,162.0	$1,070.7	$3,064.9	$3,259.7

(1)Beginning in the second quarter of 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the three months ended September 30, 2019 have been adjusted by $(52.6), $17.3, and $35.3, respectively, to reflect this modification. Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the nine months ended September 30, 2019 have been adjusted by $(118.4), $28.1, and $90.3, respectively, to reflect this modification.

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

Nine months ended September 30, 2020
Expected volatility	27%
Expected option life in years	6.25
Expected dividend yield	0.08%
Risk-free interest rate	1.19%
Weighted-average fair value of stock options	$3.80

A summary of stock option activity follows:

	Options	Weighted-average exercise price per option	Weighted-average remaining contractual life in years	Aggregate intrinsic value (1)
Outstanding at January 1, 2020	—	$—	—	$—
Granted	7,269,365	11.77	9.43	—
Exercised	—	—	—	—
Forfeited and canceled	(300,325)	11.91	—	—
Outstanding at September 30, 2020	6,969,040	11.77	9.43	$12.5

(1)The aggregate intrinsic value in the table above represents the difference between the Company's most recent valuation and the exercise price of each in-the-money option on the last day of the period presented.

For the three and nine months ended September 30, 2020, total compensation expense relating to stock options was $1.9 and $4.1, respectively. At September 30, 2020, all options remain unvested. As of September 30, 2020, there was $22.3 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 3.44 years.

Restricted stock units

RSUs have been issued to certain employees and directors as of September 30, 2020 and entitle the holder to receive one ordinary share for each RSU upon vesting. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, generally over four years. A summary of the RSU activity through September 30, 2020 follows:

	Restricted stock units	Weighted-average fair value per unit
Outstanding at January 1, 2020	—	$—
Granted	3,915,150	11.86
Exercised	—	—
Forfeited and canceled	(25,293)	8.50
Outstanding at September 30, 2020	3,889,857	11.88

For the three and nine months ended September 30, 2020, total compensation expense relating to RSUs was $2.0 and $2.9, respectively. At September 30, 2020, all RSUs remain unvested. As of September 30, 2020, there was $43.3 of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.72 years.

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

The details of the earnings per share calculations for the three and nine months ended September 30, 2020 and 2019 are as follows (in millions, except per share and per share amounts:

	Three months ended September 30, 2020	Three months ended September 30, 2019 (1)	Nine months ended September 30, 2020	Nine months ended September 30, 2019 (1)
Net income (loss) attributable to common shareholders	$(15.8)	$(13.7)	$(258.5)	$(106.9)

Weighted-average number of ordinary shares outstanding - basic	328,411,705	118,261,955	299,266,849	118,261,955
Dilutive effect of equity-based compensation and warrants	—	—	—	—
Weighted-average number of ordinary shares outstanding - diluted	328,411,705	118,261,955	299,266,849	118,261,955

Net income per share attributable to common shareholders
Basic	$(0.05)	$(0.12)	$(0.86)	$(0.90)
Diluted	(0.05)	(0.12)	(0.86)	(0.90)

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

Stock awards and warrants were outstanding during the three and nine months ended September 30, 2020, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. The number of shares used in the calculation of diluted earnings per share did not include 10.4 million shares and 4.3 million shares, respectively for the three and nine months ended September 30, 2020.

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

On May 10, 2018, the jury in the case of Bladeroom Group Limited, et al. v. Facebook, Inc., Emerson Electric Co., Emerson Network Power Solutions, Inc. (now known as Vertiv Solutions, Inc.) and Liebert Corporation returned a verdict in favor of the plaintiff in the amount of $30.0. The jury found the defendants breached a confidentiality agreement with Bladeroom, were unjustly enriched by such breach, improperly disclosed or used certain of the plaintiff’s trade secrets and the misappropriation of such trade secrets was willful and malicious. On March 11, 2019, the court entered orders in the case affirming the original award of $30.0 and imposing an additional award for punitive damages of $30.0 as well as attorney fees and interest. Under the terms of the purchase agreement with Emerson, the Company is indemnified for damages arising out of or relating to this case, including the above amounts. On August 12, 2019, judgment was entered, confirming the award entered on March 11, 2019. Emerson has submitted an appeal, and in connection with the appeal has submitted a surety bond underwritten by a third-party insurance company in the amount of $120.1. As of September

30, 2020, the Company had accrued $96.6 in accrued expenses, the full amount of the judgment, and recorded an offsetting indemnification receivable of $96.6 in other current assets related to this matter.

On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling shareholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling shareholders. On September 6, 2019, the selling shareholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration due to them. The selling shareholders assert that the applicable 2018 operating results were exceeded and that Vertiv owes $34.5 in earn-out, the highest amount of earn-out possible under the agreement. As of September 30, 2020 and December 31, 2019, the Company had accrued $2.8 in accrued expenses. Discovery is underway and a trial has been scheduled for September 2021. While Vertiv believes it has meritorious defenses against the assertions of the selling shareholders of Energy Labs, Vertiv is unable at this time to predict the outcome of this dispute. If Vertiv is unsuccessful, the ultimate resolution of this dispute could result in a loss of up to $31.7 in excess of the $2.8 accrued as well as costs and legal fees.

At September 30, 2020, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated financial statements, nor were there any material commitments outside the normal course of business other than those described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates or requires, references to (1) “the Company,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries following the Business Combination; (2) “GSAH” refers to GS Acquisition Holdings Corp prior to the Business Combination; and (3) “Vertiv” refers to Vertiv Holdings, LLC and its subsidiaries prior to the Business Combination. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our annual financial statements included in Form 8K/A, and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

•On March 2, 2020, Vertiv Group and Holdings closed a new seven-year $2,200.0 term loan, the proceeds of which were used, together with the proceeds of certain borrowings under the ABL revolving credit facility referred to below, to repay in full Vertiv Group’s previous term loan and redeem in full the high-yield bonds of Vertiv Group and Holdco, including their 9.25% senior notes, 12.0%/13.0% PIK-toggle senior notes and 10.0% second-lien notes. At September 30, 2020, the new term loan bears annual interest at LIBOR plus an applicable margin of 3.00% (3.16% all-in), which applicable margin is 1.0% lower than under the previous term loan. In addition, Holdings, Vertiv Group and certain of its subsidiaries closed an amendment on their $455.0 asset-based lending (ABL) revolving credit facility which, among other changes, extended the maturity to March 2, 2025 and lowered the applicable margin on loans thereunder by 0.25%. Concurrently with the closing of the new term loan, Vertiv Group executed interest rate swaps on a notional amount of $1,200.0 in 2020, and $1,000.0 in the remaining tenor of the term loan. Combined with the economics of the term loan, this results in an all-in rate of approximately 4.1%. The swap transactions exchange floating term loan interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility.

•On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. Governments and businesses around the world have taken actions to mitigate the spread of COVID-19, including but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. To date, COVID-19 has surfaced in nearly all regions around the world and has impacted our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. The outbreak and preventive measures taken to help curb the spread had an adverse impact on our operations and business results for the three and nine months ended September 30, 2020. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations; however, there are numerous uncertainties, including with respect to: the duration and severity of the pandemic, actions that may be taken by governmental authorities, including preventing or curtailing the operations of our plants, the potential impact on global economic activity, global supply chain operations, our employees, and our customers, supplier and end-markets, and other consequences that could negatively impact our business. We also face the possibility that government policies may become more restrictive especially if COVID-19 transmission rates increase in certain areas. As a result of these numerous uncertainties, we are unable to specifically predict the extent and length of time the COVID-19 pandemic will negatively impact our business. COVID-19 had an adverse impact on our operations and business results for the three and nine months ended September 30, 2020 which are discussed in the Results of Operations section below and we expect that COVID-19 could continue to have a materially adverse impact on our business, results of operations, financial condition, cash flows and liquidity for at least the duration of 2020.

•During Q3 2020, the Company announced a restructuring program that will drive $85 million in annualized run-rate cost savings by 2023. This restructuring program will primarily focus on headcount efficiencies, footprint optimization and other various activities that will support execution of our strategic initiative to hold fixed costs constant as we grow. Restructuring activities commenced in the third quarter of 2020 and will extend through 2023.

RESULTS OF OPERATIONS

Comparison of the quarters ended September 30, 2020 and September 30, 2019

(Dollars in millions)	2020	2019	$ Change	% Change
Net sales	$1,162.0	$1,070.7	$91.3	8.5%
Cost of sales	749.0	719.4	29.6	4.1%
Gross profit	413.0	351.3	61.7	17.6%
Selling, general and administrative expenses	251.7	259.3	(7.6)	(2.9)%
Other deductions, net	126.2	31.6	94.6	299.4%
Earnings before interest & income taxes	35.1	60.4	(25.3)	(41.9)%
Interest expense, net	26.4	77.7	(51.3)	(66.0)%
Income tax expense (benefit)	24.5	(3.6)	28.1	(780.6)%
Net loss	$(15.8)	$(13.7)	$(2.1)	15.3%

Net Sales

Net sales were $1,162.0 in Q3 2020, an increase of $91.3, or 8.5 percent, compared with $1,070.7 in Q3 2019. The increase in sales was primarily driven by double-digit growth in APAC and EMEA and on-going recovery from the impacts of the COVID-19 pandemic. By offering, critical infrastructure & solutions sales increased $87.4 offset by the negative impacts from foreign currency of $0.2. Services & spares sales decreased $0.6 including the positive impacts from foreign currency of $2.0. Integrated rack solutions sales increased $4.5 including a neutral foreign currency impact.

Excluding intercompany sales, net sales were $532.0 in the Americas, $379.6 in Asia Pacific and $250.4 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.

Cost of Sales

Cost of sales were $749.0 in Q3 2020, an increase of $29.6, or 4.1 percent compared to Q3 2019. The increase in cost of sales was primarily due to the flow-through impact of higher net sales volume, offset by manufacturing productivity, pricing and favorable mix. Gross profit was $413.0 in Q3 2020, or 35.5 percent of sales, compared to $351.3, or 32.8 percent of sales in Q3 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $251.7 in Q3 2020, a decrease of $7.6 compared to Q3 2019. SG&A as a percentage of sales were 21.7 percent in Q3 2020, a 2.5 percentage point decrease compared with 24.2 percent in Q3 2019. The decrease in SG&A is primarily the result of fixed cost reduction actions in response to the COVID-19 pandemic, including discretionary spending cuts.

Other Deductions, Net

Other deductions, net, were $126.2 in Q3 2020, an increase of $94.6, compared with Q3 2019. The increase is primarily due to global restructuring charges related to headcount efficiencies, footprint optimization and other activities that will support execution of the Company's strategic initiative to hold fixed costs constant. Additional increases were due to asset impairment charges and higher foreign currency losses.

Earnings Before Interest & Income Taxes

Earnings before interest & income taxes (EBIT) in Q3 2020 was $35.1, a decrease of $25.3 when compared to $60.4 in Q3 2019. On a segment basis, EBIT was $103.3 in the Americas and $40.7 in Asia Pacific, and a loss of $4.7 in EMEA. Corporate expenses were $104.2 in Q3 2020, including restructuring costs, public company costs, digital project implementation costs and costs that support global product platform development. See “Business Segments” below for additional details.

Interest expense

Interest expense, net, was $26.4 in Q3 2020 compared to $77.7 in Q3 2019. The $51.3 decrease is primarily due to the reduction in outstanding borrowings resulting from the business combination, and lower interest rates secured through the debt refinancing, as described in Note 6 to the unaudited condensed consolidated financial statements, offset by an increase of $2.7 due to accretion on the Tax Receivable Agreement and $2.9 related to net settlement payments on the Company's interest rate swaps.

Income Taxes

Income tax expense was $24.5 in Q3 2020 versus a benefit of $3.6 in Q3 2019. The effective rate in the current period is primarily influenced by the mix of income between our U.S. and non-U.S. operations, changes in valuation allowance for U.S. and non-U.S. jurisdictions, the GILTI provisions of the Tax Cuts and Jobs Act (“the Act”), remeasurement and legislative changes impacting the indefinite reinvestment liability and changes in the liability for uncertain tax positions. For the three months ended September 30, 2019, income tax expense was primarily influenced by the impact of the GILTI provisions of the Act and the mix of income between our U.S. and non-U.S. operations which was offset by changes in valuation allowance for U.S. federal purposes.

The Q3 2020 tax expense is higher than Q3 2019 primarily due to improved operating performance during Q3 2020 where the company has profitable operations and larger discrete tax benefits recorded in the prior period.

Business Segments

The following is detail of business segment results for the three months ended September 30, 2020 and 2019. Segment profitability is defined as earnings before interest and income taxes. Segment margin represents segment earnings expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 14 — Segment Information, of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.

Americas

(Dollars in millions)	Three months ended September 30, 2020	Three months ended September 30, 2019	$ Change	% Change
Net sales	$532.0	$545.7	$(13.7)	(2.5)%
Earnings before interest and taxes	103.3	82.4	20.9	25.4%
Margin	19.4%	15.1%

Americas net sales of $532.0 in Q3 2020 represented a decrease of $13.7, or 2.5% from Q3 2019. Sales increases in thermal and power product lines were more than offset by lower solutions sales. By offering, critical infrastructure & solutions and services & spares sales decreased by $7.6 and $12.3, respectively, while integrated rack solutions sales increased by $6.2. Additionally, Americas net sales were negatively impacted by foreign currency by approximately $6.8.

Earnings before interest and taxes in Q3 2020 was $103.3, an increase of $20.9 compared with Q3 2019. Margin improved 4.3 percentage points primarily due to fixed cost savings and contribution margin improvements (mix, operations productivity, and pricing), offset by a net increase of $21.3 of restructuring and impairment charges.

Asia Pacific

(Dollars in millions)	Three months ended September 30, 2020	Three months ended September 30, 2019	$ Change	% Change
Net sales	$379.6	$323.7	$55.9	17.3%
Earnings before interest and taxes	40.7	50.2	(9.5)	(18.9)%
Margin	10.7%	15.5%

Asia Pacific net sales were $379.6 in Q3 2020, an increase of $55.9, or 17.3 percent from Q3 2019. Increases were driven by strong sales in China data center, 5G projects and wind power, offsetting weaknesses in India and the rest of Asia. Sales improved in all product offerings, represented by increases in critical infrastructure & solutions sales by $53.6, services & spares by $1.5, and integrated rack solutions by $0.8. Additionally, Asia Pacific net sales were positively impacted by foreign currency by approximately $1.1.

Earnings before interest and taxes were $40.7 in Q3 2020, a decrease of $9.5 compared with Q3 2019. Margin declined 4.8 percentage points primarily due to restructuring accruals of $10.6 and negative mix driven from large projects and wind power.

Europe, Middle East & Africa

(Dollars in millions)	Three months ended September 30, 2020	Three months ended September 30, 2019	$ Change	% Change
Net sales	$250.4	$201.3	$49.1	24.4%
(Loss) earnings before interest and taxes	(4.7)	19.5	(24.2)	(124.1)%
Margin	(1.9)%	9.7%

EMEA net sales were $250.4 in Q3 2020, an increase of $49.1, or 24.4 percent from Q3 2019. Sales increases were primarily driven by post COVID-19 lockdown site availability and increased demand from large Colocation providers. Critical infrastructure and solutions and services & spares sales increased by $41.4 and $10.2, respectively, while integrated rack solutions sales declined by $2.5. Additionally, Europe, Middle East & Africa net sales were positively impacted by foreign currency by approximately $7.5.

Loss before interest and taxes was $4.7 in Q3 2020, a decrease in earnings of $24.2 compared with Q3 2019. Margin decreased by 11.6 percentage points primarily due a net increase of $39.2 of restructuring charges, offset by higher sales and cost actions implemented to offset the negative impact of the COVID-19 pandemic.

Vertiv Corporate and Other

Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $104.2 and $91.7 in Q3 2020 and Q3 2019, respectively. The $12.5 increase in corporate and other expenses in Q3 2020 versus the comparable prior year was primarily due to public company costs, increased IT investment, and restructuring charges.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2020 and September 30, 2019

(Dollars in millions)	2020	2019	$ Change	% Change
Net sales	$3,064.9	$3,259.7	$(194.8)	(6.0)%
Cost of sales	2,018.6	2,193.9	(175.3)	(8.0)%
Gross profit	1,046.3	1,065.8	(19.5)	(1.8)%
Selling, general and administrative expenses	742.9	809.0	(66.1)	(8.2)%
Loss on extinguishment of debt	174.0	—	174.0	100.0%
Other deductions, net	210.0	98.6	111.4	113.0%
(Loss) earnings before interest & income taxes	(80.6)	158.2	(238.8)	(150.9)%
Interest expense, net	125.4	234.2	(108.8)	(46.5)%
Income tax expense	52.5	30.9	21.6	69.9%
Net Loss	$(258.5)	$(106.9)	$(151.6)	141.8%

Net Sales

Net sales were $3,064.9 for the nine months ended September 30, 2020 ("YTD 2020"), a decrease of $194.8, or 6.0 percent, compared with $3,259.7 for the nine months ended September 30, 2019 ("YTD 2019"). The decrease in sales was primarily driven by negative impacts of the COVID-19 pandemic. Additional decreases were related to the timing of large projects and negative impacts of foreign currency. By offering, critical infrastructure & solutions sales decreased $142.3 including the negative impacts from foreign currency of $32.8, services & spares sales decreased $20.5 including the negative impacts from foreign currency of $7.2 and integrated rack solutions sales decreased $32.0 including the negative impacts of foreign currency of $6.2.

Excluding intercompany sales, net sales were $1,483.3 in the Americas, $926.3 in Asia Pacific and $655.3 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.

Cost of Sales

Cost of sales were $2,018.6 in YTD 2020, a decrease of $175.3, or 8.0 percent compared to YTD 2019. The decrease in cost of sales was primarily due to the flow-through impact of lower net sales volume resulting from the global impact of the COVID-19 pandemic, offset by the carryover benefit of pricing, purchasing improvements and manufacturing productivity actions executed in 2019. Gross profit was $1,046.3 in YTD 2020, or 34.1 percent of sales, compared to $1,065.8, or 32.7 percent of sales in YTD 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $742.9 in YTD 2020, a decrease of $66.1 compared to YTD 2019. SG&A as a percentage of sales were 24.2 percent in YTD 2020, a 0.6 percentage point decrease compared with 24.8 percent in YTD 2019. The decrease in SG&A is primarily the result of fixed cost reduction actions in response to the COVID-19 pandemic, including discretionary spending cuts, suspension of merit increases and implementation of a global furlough program. In addition, there was lower spending related to transformation initiatives to improve operational efficiency, digital project implementation costs and other transition costs.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in YTD 2020 represents costs incurred in the refinancing and pay down of the Company’s long-term debt. The loss includes $99.0 write-off of deferred financing fees and $75.0 early redemption premium on high interest notes, for a total refinancing cost of $174.0.

Other Deductions, Net

Other deductions, net, were $210.0 in YTD 2020, an increase of $111.4, compared with YTD 2019. The increase is primarily due to global restructuring charges related to headcount efficiencies, footprint optimization and other activities that will support execution of the Company's strategic initiative to hold fixed costs constant. Additional increases were due to asset impairment charges and higher foreign currency losses.
(Loss) Earnings Before Interest & Income Taxes

Loss before interest & income taxes in YTD 2020 was $80.6, a decrease in earnings of $238.8 when compared to earnings of $158.2 in YTD 2020. On a segment basis, EBIT was $260.3 in the Americas, $98.9 in Asia Pacific, and $31.0 in EMEA. Corporate expenses were $470.8 in YTD 2020, including the loss on extinguishment of debt of $174.0 and implementation of cost reduction initiatives, digital project implementation costs, costs that support global product platform development, and costs related to the merger with GSAH. See “Business Segments” below for additional details.

Interest expense

Interest expense, net, was $125.4 in YTD 2020 compared to $234.2 in YTD 2019. The $108.8 decrease is primarily due to the reduction in outstanding borrowings resulting from the business combination, and lower interest rates secured through the debt refinancing, as described in Note 6 to the unaudited condensed consolidated financial statements, offset by an increase of $18.8 due to accretion on the Tax Receivable Agreement and $3.4 related to net settlement payments on the Company's interest rate swaps.

Income Taxes

Income tax expense was $52.5 in YTD 2020 versus $30.9 in YTD 2019. The effective rate in the year-to-date period is primarily influenced by the mix of income between our U.S. and non-U.S. operations, changes in valuation allowance for U.S. and non-U.S. jurisdictions, the GILTI provisions of the Act, remeasurement and legislative changes impacting the indefinite reinvestment liability, discrete changes in certain non-US valuation allowances and changes in the liability for uncertain tax positions. For the nine months ended September 30, 2019, income tax expense was primarily influenced by the impact of the GILTI provisions of the Act and the mix of income between our U.S. and non-U.S. operations which was offset by changes in valuation allowance for U.S. federal purposes.

The year to date YTD 2020 tax expense is higher than YTD 2019 primarily due to improved operating performance during Q3 2020 where the company has profitable operations and larger discrete tax benefits recorded in the prior period.

Business Segments

The following is detail of business segment results for the nine months ended September 30, 2020. Segment profitability is defined as earnings before interest and income taxes. Segment margin represents segment earnings expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 14 — Segment Information, of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.

Americas

(Dollars in millions)	Nine months ended September 30, 2020	Nine months ended September 30, 2019	$ Change	% Change
Net sales	$1,483.3	$1,675.4	$(192.1)	(11.5)%
Earnings before interest and taxes	260.3	270.6	(10.3)	(3.8)%
Margin	17.5%	16.2%

Americas net sales of $1,483.3 in YTD 2020 represented a decrease of $192.1, or 11.5 percent from YTD 2019. Sales decreases were primarily due to the impacts of the COVID-19 pandemic and timing of Critical Infrastructure and Solutions project demand from hyperscale and colocation customers. By offering, net sales decreased for all offering categories, represented by declines in critical infrastructure & solutions of $167.2, services & spares of $14.5, and integrated rack solutions of $10.4. Additionally, Americas net sales were negatively impacted by foreign currency by approximately $22.7.

Earnings before interest and taxes in YTD 2020 was $260.3, a decrease of $10.3 compared with YTD 2019. Margin increased 1.3 percentage points mainly due to contribution margin improvements (mix, operations productivity, and pricing), but was partially offset by the impacts of deleveraging and a net increase of $21.6 of restructuring and impairment charges.

Asia Pacific

(Dollars in millions)	Nine months ended September 30, 2020	Nine months ended September 30, 2019	$ Change	% Change
Net sales	$926.3	$906.1	$20.2	2.2%
Earnings before interest and taxes	98.9	116.8	(17.9)	(15.3)%
Margin	10.7%	12.9%

Asia Pacific net sales were $926.3 in YTD 2020, an increase of $20.2, or 2.2 percent from YTD 2019. Increases were driven by strong sales in China data center, 5G projects and wind power, offsetting weaknesses in India and the rest of Asia. By product offering category, critical infrastructure & solutions sales increased by $37.3, offset by declines in services & spares of $4.7, and integrated rack solutions of $12.4. Additionally, Asia Pacific net sales were negatively impacted by foreign currency by approximately $18.6.

Earnings before interest and taxes were $98.9 in YTD 2020, a decrease of $17.9 compared with YTD 2019. Margin declined 2.2 percentage points primarily due to restructuring accruals of $10.7, partially offset by COVID-19 pandemic related actions to reduce fixed costs, including reduction in discretionary spend.

Europe, Middle East & Africa

(Dollars in millions)	Nine months ended September 30, 2020	Nine months ended September 30, 2019	$ Change	% Change
Net sales	$655.3	$678.2	$(22.9)	(3.4)%
Earnings before interest and taxes	31.0	56.8	(25.8)	(45.4)%
Margin	4.7%	8.4%

EMEA net sales were $655.3 in YTD 2020, a decrease of $22.9, or 3.4 percent from YTD 2019. Sales decreases were primarily due to the impacts of the COVID-19 pandemic and project timing. Net sales decreased in all offering categories, represented by declines in critical infrastructure & solutions sales of $12.4, services & spares of $1.3, and integrated rack solutions of $9.2. Additionally, Europe, Middle East & Africa net sales were negatively impacted by foreign currency by approximately $4.9.

Earnings before interest and taxes was $31.0 in YTD 2020, a decrease of $25.8 compared with YTD 2019. Margin declined by 3.7 percentage points primarily due to a net increase of $35.5 of restructuring charges, offset by benefits from prior year restructuring programs and COVID-19 pandemic related actions to reduce fixed costs.

Vertiv Corporate and Other

Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $470.8 and $286.0 in YTD 2020 and YTD 2019, respectively. The $184.8 increase in corporate and other expenses in YTD 2020 versus the comparable prior year was primarily due to the loss on extinguishment of debt of $174.0, as described in Note 6 to the unaudited condensed consolidated financial statements, restructuring and impairment charges.

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

At September 30, 2020, we had $324.3 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $455.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $145.0. At September 30, 2020, Vertiv Group and certain other subsidiaries of the Company had $333.5 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $21.5, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.

Long-Term Debt Obligations

There is a discussion in Note 6 — Debt of the consolidated financial statements of the long-term debt arrangements issued by the Company with certain of our subsidiaries named as guarantors or co-borrowers.

Summary Statement of Cash Flows

Nine months ended September 30, 2020 and 2019

(Dollars in millions)	2020	2019	$ Change	% Change
Net cash provided by (used for) operating activities	$14.4	$(58.1)	$72.5	(124.8)%
Net cash used for investing activities	(26.2)	(38.4)	12.2	(31.8)
Net cash provided by financing activities	112.3	33.8	78.5	232.2
Capital expenditures	(21.3)	(27.9)	6.6	(23.7)
Investments in capitalized software	(4.9)	(15.5)	10.6	(68.4)

Net Cash used for Operating Activities

Net cash provided by operating activities was $14.4 in YTD 2020, a $72.5 increase in cash generation compared to YTD 2019. The increase in cash generation was primarily driven by lower cash interest and favorable trade working capital.

Net Cash used for Investing Activities.

Net cash used for investing activities was $26.2 in YTD 2020 compared to net cash used for investing activities of $38.4 in YTD 2019. The lower use of cash over the comparable period was primarily the result of reduced capital expenditures which were partially delayed as a result of uncertainty resulting from the COVID-19 pandemic.

Net Cash provided by Financing Activities

Net cash provided by financing activities was $112.3 in YTD 2020 compared to $33.8 in YTD 2019. The increase in cash generation was primarily the result of net lower repayments on the ABL Revolving Credit Facility of $46.3 in YTD 2020 compared to net repayments of $80.4 in YTD 2019, a decrease of $34.1. Additionally, proceeds from short-term borrowings increased cash provided by financing activities in YTD 2020 by $18.2. The remaining net financing activities resulted from the reverse recapitalization and refinancing transactions. Borrowings on the new Term loan of $2,189.0, net of original discount, and proceeds from the reverse recapitalization of $1,832.5 were offset by the repayment of the Prior Term Loan and Prior Notes as well as a payment made to Advisors in connection with the closing of the merger with GSAH.

Off-balance sheet arrangements

Vertiv does not have any off-balance sheet arrangements for any of the periods presented.

Contractual obligations

There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations since December 31, 2019 and through September 30, 2020, except for the following changes to our debt obligations and tax receivable agreement:

	Term Loan	ABL	Short-term borrowings	Total
Remainder of 2020	$5.5	$—	$19.1	$24.6
2021	22.0	—	—	22.0
2022	22.0	—	—	22.0
2023	22.0	—	—	22.0
2024	22.0	—	—	22.0
2025	22.0	100.0	—	122.0
Thereafter	2,073.5	—	—	2,073.5
Total	$2,189.0	$100.0	$19.1	$2,308.1

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

The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on Vertiv. There can be no assurance that future developments affecting Vertiv will be those that Vertiv has anticipated. Vertiv undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: competition, the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; and factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; risks relating to the continued growth of Vertiv’s customers’ markets; failure to meet or anticipate technology changes; the unpredictability of Vertiv’s future operational results; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to properly manage Vertiv’s supply chain or difficulties with third-party manufacturers; competition in the infrastructure technologies industry; failure to realize the expected benefit from any rationalization and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; changes to tax law; ongoing tax audits; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States and abroad; costs or liabilities associated with product liability; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future acquisitions; failure to realize the value of goodwill and intangible assets; the global scope of the Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; exposure to fluctuations in foreign currency exchange rates; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; risks associated with litigation or claims against Vertiv; Vertiv's ability to realize cost savings in connection with Vertiv's restructuring program; risks associated with Vertiv’s limited history of operating as an independent company; potential net losses in future periods; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020, because of material weaknesses in internal control over financial reporting described below.

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

These material weaknesses did not result in any identified material misstatements to the consolidated financial statements as of and for the quarter ended September 30, 2020. However, the material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting.

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
•Re-designed internal controls processes as part of our Sarbanes-Oxley program to drive accountability and efficiency;
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

Changes in Internal Control over Financial Reporting

We have undertaken strategic remediation actions, as discussed above, to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended September 30, 2020 but have not materially affected our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Note 17 “Commitments, Contingencies and Guarantees” to
the Company’s condensed consolidated financial statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Item 1A. Risk Factors.

An investment in our securities involves risks and uncertainties. You should carefully consider the following risks as well as the other information included in our annual financial statements included in Form 8K/A, our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our securities. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us. Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Vertiv Holdings Co and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of Vertiv prior to the consummation of the Business Combination.

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

None.

B) Use of Proceeds from our Initial Public Offering of Common Stock

None.

C) Repurchases of Shares or of Company Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective November 2, 2020, following Compensation Committee and Board approval, the salaries of our certain of our executive officers were returned to their March 30, 2020 levels. This covers our Chief Executive Officer, Rob Johnson, our Chief Financial Officer, David Fallon, Jason M. Forcier, John Hewitt and Stephen Liang (collectively our “named executive officers”) as well as Giordano Albertazzi, Andrew Cole, Sheryl Haislet, Patrick Johnson, Steve Lalla, and Gary Niederpruem.

On November 2, 2020, the Board further approved a bonus payment for Mr. Liang in the amount of $135,198 to reflect a correction to his March 2020 bonus payment (in respect of calendar year 2019) due to an adjusted regional Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring result for 2019 that was unknown at the time of payout in early 2020.

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

10.16
Underwriting Agreement by and among Vertiv Holdings Co., VPE Holdings, LLC, J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and the underwriters named on Schedule I therein (incorporated by reference to Exhibit 1.1 to the Company's Post-Effective Amendment to Registration Statement on Form S-1, filed with the SEC on August 6, 2020.

16.1
Letter of PricewaterhouseCoopers LLP, dated February 7, 2020, to the SEC regarding statements included in the Company’s Current Report on Form 8-K/A (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (and contained in Exhibit 101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2020	Vertiv Holdings Co
/s/ Rob Johnson
Name: Rob Johnson
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer