Form 10-K
period 2020-12-31
Vertiv Holdings Co
filed 2021-03-01
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	VRT	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(D) of the Exchange Act from their obligations under those Sections.

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 30, 2020 (the last business day of the most recently completed second quarter) was approximately $3,339,190,951

As of February 22, 2021, there were 351,440,743 shares of our Class A common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2021 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In connection with the Business Combination, GS Acquisition Holdings Corp changed its name to Vertiv Holdings Co and changed the trading symbols for its units, each unit representing one share of Class A common stock and one-third of one redeemable warrant to acquire one share of Class A common stock, that were issued in the IPO (less the number of units that have been separated into the underlying shares of Class A common stock (the “public shares”) and underlying warrants (the “public warrants”) upon the request of the holder thereof) (the “units”), Class A common stock and public warrants on the NYSE from “GSAH.U,” “GSAH” and “GSAH WS,” and to “VERT.U,” “VRT” and “VRT WS,” respectively. As a result of the Business Combination, Vertiv Holdings Co became the owner, directly or indirectly, of all of the assets of Vertiv and its subsidiaries, and the Vertiv Stockholder holds a portion of the Company’s Class A common stock. On
January 19, 2021, the Company redeemed the outstanding public warrants in full and the units and the public warrants were subsequently delisted from NYSE.

Unless the context otherwise indicates or requires, references to (1) “the Company,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries following the Business Combination; (2) “GSAH” refer to GS Acquisition Holdings Corp prior to the Business Combination; and (3) “Vertiv” refer to Vertiv Holdings, LLC and its subsidiaries prior to the Business Combination. This Annual Report on Form 10-K principally describes the business and operations of the Company following the Business Combination.

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

Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K or any earlier date specified for such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors that may cause such differences include, but are not limited to competition; the ability of the Company to grow and manage growth profitably; maintain relationships with customers and suppliers; retain its management and key employees;; and factors relating to the business, operations and financial performance of the Company and its subsidiaries, including: global economic weakness, uncertainty and volatility; risks relating to the continued growth of the Company’s customers’ markets; failure to meet or anticipate technology changes; the unpredictability of the Company’s future operational results, including the ability to grow and manage growth profitably; disruption of the Company’s customers’ orders or the Company’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to properly manage the Company’s supply chain or difficulties with third-party manufacturers; competition in the infrastructure technologies industry; failure to realize the expected benefit from any rationalization, restructuring, and improvement efforts; disruption of, or changes in, the Company’s independent sales representatives, distributors and original equipment manufacturers; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from the Company’s backlog of orders and contracts; changes to tax law and the costs and liabilities associated with such changes and any tax audits that may arise; risks associated with future legislation and regulation of the Company’s customers’ markets both in the United States and abroad; costs or liabilities associated with product liability; the Company’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of the Company’s insurance coverage; a failure to benefit from future acquisitions; failure to realize the value of goodwill and intangible assets; the global scope of the Company’s operations; risks associated with the Company’s sales and operations in emerging markets; exposure to fluctuations in foreign currency exchange rates; the Company’s ability to comply with various laws and regulations, including, but not limited to, laws and regulations relating to environmental, data protection, data privacy, anti-corruption and international trade and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against us; the Company’s ability to protect or enforce its intellectual property and proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; risks associated with litigation or claims against the Company; the Company’s limited history of operating as an independent company; potential net losses in future periods; failure to remediate internal controls over financial reporting; the Company’s level of indebtedness and the ability to incur additional indebtedness;

the Company’s ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; the Company’s ability to comply with the covenants and restrictions contained in our credit agreements is not fully within our control; the Company’s ability to access funding through capital markets; the Vertiv Stockholder’s significant ownership and influence over the Company; risks associated with the Company’s obligations to pay the Vertiv Stockholder portions of the tax benefits relating to pre-Business Combination tax assets and attributes; resales of our securities may cause volatility in the market price of our securities; our Organizational Documents contain provisions that may discourage unsolicited takeover proposals; our Certificate of Incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against us; the ability of the Company’s subsidiaries to pay dividends; volatility in our stock price due to various market and operational factors; our ability to maintain our listing on the NYSE and comply with listing requirements; risks associated with the failure of industry analysts to provide coverage of our business or our securities; and other risks and uncertainties indicated in this this Annual Report on Form 10-K including those under the heading “Item 1A. Risk Factors.”

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Item 1A. Risk Factors.” These risks and uncertainties include, but are not limited to, the following:
•Risks relating to the continued growth of the Company’s customers’ markets;
•The long sales cycles for certain of our products and solutions offerings, as well as unpredictable placing or canceling of customer orders;
•Disruption of the Company’s customers’ orders or the Company’s customers’ markets;
•Less favorable contractual terms with large customers;
•The risks associated with governmental contracts;
•Any failure to mitigate risks associated with long-term fixed price contracts;
•We operate in a highly competitive environment;
•Any failure to obtain performance and other guarantees from financial institutions;
•Failure to realize sales expected from the Company’s backlog of orders and contracts;
•Competition in the infrastructure technologies;
•Risks associated with information technology disruption or security;
•Risks associated with the implementation and enhancement of information systems;
•Failure to properly manage the Company’s supply chain or difficulties with third-party manufacturers;
•Failure to realize the expected benefit from any rationalization, restructuring, and improvement efforts;
•Disruption of, or changes in, the Company’s independent sales representatives, distributors and original equipment manufacturers;
•Changes to tax law and the costs and liabilities associated with such changes and any tax audits that may arise;
•Costs or liabilities associated with product liability;
•The global scope of the Company’s operations;
•Risks associated with the Company’s sales and operations in emerging markets;
•Risks associated with future legislation and regulation of the Company’s customers’ markets both in the United States and abroad;
•The Company’s ability to comply with various laws and regulations, including, but not limited to, laws and regulations relating to data protection and data privacy;
•The Company’s ability to comply laws and regulations relating to environmental, anti-corruption and international trade and the costs associated with legal compliance Risks associated with litigation or claims against the Company, including the risk of adverse outcomes in any such legal claims or proceedings;
•The Company’s ability to protect or enforce its intellectual property and proprietary rights on which its business depends;
•Third party intellectual property infringement claims;
•Liabilities associated with environmental, health and safety matters;
•Failure to realize the value of goodwill and intangible assets;
•Exposure to fluctuations in foreign currency exchange rates;
•Any failure to remediate material weaknesses in our internal controls over financial reporting;
•The Company’s limited history of operating as an independent company;
•The unpredictability of the Company’s future operational results, including our ability to grow and manage growth profitably;
•Potential net losses in future periods;
•Our level of indebtedness;
•Our ability to incur additional indebtedness;

•The Company’s ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility;
•The Company’s ability to comply with the covenants and restrictions contained in our credit agreements are not fully within our control;
•Our ability to access funds through capital markets;
•The Vertiv Stockholder’s significant ownership and influence over the Company;
•Risks associated with the Company’s obligations to pay the Vertiv Stockholder portions of the tax benefits relating to pre-Business Combination tax assets and attributes;
•Resales of our securities may cause volatility in the market price of our securities;
•Our Organizational Documents contain provisions that may discourage unsolicited takeover proposals;
•Our Certificate of Incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against us;
•The ability of the Company’s subsidiaries to pay dividends;
•Volatility in our stock price due to various market and operational factors;
•Our ability to maintain our listing on the NYSE and comply with listing requirements;
•Risks associated with the failure of industry analysts to provide coverage of our business or our securities;
•Factors relating to the business, operations and financial performance of the Company and its subsidiaries, including risks associated with the COVID-19 pandemic;
•Risks associated with global economic weakness, uncertainty and volatility
•The Company’s ability to attract, train and retain key members of its leadership team and other qualified personnel;
•The adequacy of the Company’s insurance coverage;
•A failure to benefit from future acquisitions;
•The phase-out of LIBOR could affect interest rates for our variable rate debt and interest rate swap agreements;
•Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparties default on our interest rate hedges;
•We incur significant costs and devote substantial management time as a result of operating as a public company; we ceased to be an “emerging growth company”

The discussion of risk factors contained in "Item 1A. Risk Factors" herein includes forward-looking statements. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described herein, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Because of the risk factors included herein, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART I.

Item 1. Business

Overview

We are a global leader in the design, manufacturing and servicing of critical digital infrastructure technology that powers, cools, deploys, secures and maintains electronics that process, store and transmit data. We provide this technology to data centers, communication networks and commercial & industrial environments worldwide.

We believe there is a better way to meet the world's accelerating demand for data - one driven by passion and innovation.

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

Our business is organized into three segments according to our main geographic regions—the Americas, Asia Pacific and EMEA—and we manage and report our results of operations across these three business segments. For the year ended December 31, 2020, Vertiv’s revenue was $4,370.6, of which 47% was transacted in the Americas; 31% was transacted in Asia Pacific; and 22% was transacted in EMEA as compared with our revenue for the year ended December 31, 2019 of $4,431.2, of which 50% was transacted in the Americas, 29% was transacted in Asia Pacific, and 21% in EMEA.

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

Data Centers: The primary purpose of a data center is to process, store and distribute data. There are a host of different sizes and types of data centers, but primarily they can be broken down into the following classifications:

•Cloud/Hyperscale: These facilities are massive in scale and are primarily used to support off-premise cloud applications. This portion of the industry is growing rapidly. Examples of companies in this space include Microsoft Azure, Amazon Web Services, and Google Cloud.
•Colocation: These facilities range in size and offer users a location where they can place their information technology (“I.T.”) equipment, while the building and critical digital infrastructure is owned by the colocation company. This portion of the industry is growing rapidly. Examples of companies in this space include Digital Realty and Equinix.
•Enterprise: This classification refers to the “Fortune 1000” type businesses that have their own on-premises data centers. Examples of companies in this space include Goldman Sachs, J.P. Morgan, Walmart and Cleveland Clinic. We have found that the growth of the enterprise market, based on data centers and square footage, has generally been flat for the past three years.
•Edge: These types of data centers are at the infancy stage of their development and will be utilized by all of the aforementioned categories in the future. These locations are decentralized by nature and located closer to where the data is being demanded (i.e., towards the edge of the network). This market is small today, but the opportunities for growth in this space are expected to increase as the proliferation of connected devices and data storage needs continue to grow in the future.

Communication Networks: This space is comprised of wireline, wireless and broadband companies. These companies create content and are ultimately responsible for distributing voice, video and data to businesses and consumers. They deliver this data through an intricate network of wireline and wireless mediums. Additionally, some of these companies’ locations act as data centers where the data is delivered, processed and stored. This sector has a generally low single-digit growth profile.

Commercial/Industrial: This space is comprised of those applications that are tied to a company’s critical systems. Examples include transportation, manufacturing, oil and gas, etc. These applications are growing in their need for intelligent infrastructure and may be regulated or need to pass some level of compliance. The growth in this area generally tracks Gross Domestic Product.

Our Offerings

We design, manufacture and service critical digital infrastructure technology for data centers, communication networks and commercial/industrial environments. Our principal offerings include:

Critical infrastructure & solutions

We identify delivery of products as performance obligations within the critical infrastructure & solutions offering. Such products include AC and DC power management, thermal management, and integrated modular solutions.

Integrated Rack Solutions

Performance obligations within integrated rack solutions include the delivery of racks, rack power, rack power distribution, rack thermal systems, configurable integrated solutions, and hardware for managing I.T. equipment.

Services & spares

Services include preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and critical digital infrastructure software.

Sales and Marketing

Due to the global nature of our customers, we go to market through multiple channels to ensure that we map our coverage to align with our customers’ buying organization. Our primary selling method is direct sales. To accomplish this, we have over 2,300 sales people located around the world. Additionally, we utilize a robust network of channel partners in the form of distributors, I.T. resellers, value-added retailers and original equipment manufacturers. This network helps extend our global reach to all corners of the world where we operate.

Backlog

Vertiv’s estimated combined order backlog was approximately $1,844.8 and $1,401.2 as of December 31, 2020 and 2019, respectively. The backlog consists of product and service orders for which a customer purchase order or purchase commitment has been received and which have not yet been delivered. Orders may be subject to cancellation or rescheduling by the customer. The following table shows estimated backlog by business segment at December 31, 2020 and 2019, respectively.

	As of December 31,
(Dollars in millions)	2020	2019
Americas	836.0	$701.8
Asia Pacific	445.9	297.3
EMEA	562.9	402.1
Total Backlog	$1,844.8	$1,401.2

The vast majority of the combined backlog as of December 31, 2020 is considered firm and is expected to be shipped within one year. We do not believe that Vertiv’s backlog estimates as of any date are necessarily indicative of our revenues for any future period. Backlog estimates are subject to a number of risks. See “Item 1A. Risk factors—Risks relating to our customers and our industry—We may not realize all of the sales expected from our backlog of orders and contracts.”

Research and Development

We are committed to outpacing our competitors and being first to market with new product developments and improvements. In 2020, Vertiv spent $228.6 on Research and Development (“R&D”). We use our R&D budget to focus on fostering new product innovation and engineering. We have global product leaders that manage global product lines and engineering organizations to ensure that we continue to be ahead of market trends by leveraging our regional input. These global groups are also supported by in-region product and engineering teams who are responsible for understanding and adapting our offerings to local market and customer requirements. These teams work closely with our sales and service network which allows us to receive and act upon customer feedback to continuously improve our offerings.

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

Human Capital Resources

As of December 31, 2020, we employed 20,972 full-time and part-time employees. Approximately 8% of our employees are Manufacturing Operators and we use talent acquisition and retention practices, including but not limited to, college and university recruiting programs, job fairs, and compensation benchmarking, employee engagement and communication through email, social media and other communication platforms, and employee development and training programs including new product training for our sales and services organizations, “Managing@Vertiv” for our management level employees, and “MyFirst90Days” for newly hired employees as key human capital measures and objectives.

We are committed to attracting, hiring and developing the best and brightest talent and focus significant resources on supporting and managing our globally diverse employee population. We offer our employees competitive pay packages and offer a broad range of company-paid benefits and recognize that our success is based in large part on the talents and dedication of those we employ.

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

As of December 31, 2020 Vertiv had approximately 2,600 patents and approximately 480 pending, published or allowed patent applications, and approximately 1,780 registered trademarks and approximately 170 pending trademark applications.

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

On the Closing Date, Vertiv Holdings Co (formerly known as GS Acquisition Holdings Corp), consummated the Business Combination pursuant to that certain Merger Agreement, by and among GSAH, Vertiv Holdings, the Vertiv Stockholder, the First Merger Sub and the Second Merger Sub. As contemplated by the Merger Agreement, (1) First Merger Sub merged with and into Vertiv Holdings, with Vertiv Holdings continuing as the surviving entity and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, Vertiv Holdings merged with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity and renamed “Vertiv Holdings, LLC.” As a result of the consummation of the Business Combination, (a) the Company directly owns all of the equity interests of Vertiv Holdings, LLC and indirectly owns the equity interests of its subsidiaries and (b) the Vertiv Stockholder, the sole equity owner of Vertiv Holdings prior to the Business Combination, holds 77,261,955 shares of our Class A common stock as of February 22, 2021. In connection with the Business Combination, the registrant changed its name from GS Acquisition Holdings Corp to “Vertiv Holdings Co”.

On February 6, 2020, GSAH’s stockholders, at a special meeting of GSAH, approved and adopted the Merger Agreement, and approved the Business Combination proposal and the other related proposals presented in the definitive proxy statement filed with the SEC on January 17, 2020.

The aggregate merger consideration paid by GSAH in connection with the consummation of the Business Combination was approximately $1,500 (the “Merger Consideration”). The Merger Consideration was paid in a combination of cash and stock. The amount of cash consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was $341.6. The remainder of the consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was stock consideration (“Stock Consideration”), consisting of 118,261,955 newly-issued shares of our Class A common stock (the “Stock Consideration Shares”), which shares were valued at $10.00 per share for purposes of determining the aggregate number of shares of our Class A common stock payable to the Vertiv Stockholder as part of the Merger Consideration. In addition, the Vertiv Stockholder is entitled to receive additional future cash consideration with respect to the Business Combination in the form of amounts payable under the Tax Receivable Agreement, dated as of the Closing Date, by and between the Company and the Vertiv Stockholder (the “Tax Receivable Agreement”).

Concurrently with the execution of the Merger Agreement, GSAH entered into subscription agreements (the “Subscription Agreements”) with Atlanta Sons LLC (the “Cote PIPE Investor”), a Delaware limited liability company and an affiliate of David M. Cote, GSAH Investors Emp LP (the “GS ESC PIPE Investor”), a Delaware limited partnership and an affiliate of The Goldman Sachs Group, Inc., a Delaware corporation (NYSE: GS) and its affiliates (“Goldman Sachs”), and certain other “accredited investors” (as defined in Rule 501 under the Securities Act), and their permitted transferees (collectively with the Cote PIPE Investor and the GS ESC PIPE Investor, the “PIPE Investors”), including certain executive officers of Vertiv (the “Subscribing Vertiv Executives”), pursuant to which the PIPE Investors collectively subscribed for 123,900,000 shares of our Class A common stock (the “PIPE Shares”) for an aggregate purchase price equal to $1,239.0. The private placement pursuant to which the PIPE Investors purchased the PIPE Shares (the “PIPE Investment”) was consummated in connection with the consummation of the Business Combination. Each of GS Sponsor LLC, a Delaware limited liability company and an affiliate of Goldman Sachs (the “GS Sponsor Member”), Cote SPAC 1 LLC, a Delaware limited liability company managed by David M. Cote (the “Cote Sponsor Member” and, together with the GS Sponsor Member, the “Sponsor Members”), and Mr. James Albaugh, Mr. Roger Fradin and Mr. Steven S. Reinemund, GSAH’s independent directors prior to the Business Combination (such individuals collectively with the Sponsor Members, the “Initial Stockholders”) agreed to waive the anti-dilution adjustments provided for in GSAH’s amended and restated certificate of incorporation, dated June 7, 2018 (“GSAH’s Certificate of Incorporation”), which were applicable to GSAH’s shares of Class B common stock prior to the Business Combination. As a result of such waiver, the 17,250,000 shares of GSAH’s Class B common stock automatically converted into shares of our Class A common stock on a one-for-one basis upon the consummation of the Business Combination (such shares prior to and after such conversion, the “founder shares”).

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

On February 7, 2020, the Company filed a registration statement on Form S-1, as amended (the “Registration Statement on Form S-1”), to meet its obligations under the Amended and Restated Registration Rights Agreement. In August 2020, the Vertiv Stockholder sold 26,000,000 shares of our Class A common stock in a secondary offering and in November 2020, the Vertiv Stockholder sold 18,000,000 shares of our Class A common stock in a secondary offering. The Company paid for certain fees and expenses equal to an aggregate of approximately $1.2 in connection with this registration statement and these offerings.

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

Pursuant to the Stockholders Agreement, the Vertiv Stockholder has the right to nominate up to four directors to our Board of Directors, subject to its ownership percentage of the total outstanding shares of Class A common stock. If the Vertiv Stockholder holds: (i) 30% or greater of the outstanding Class A common stock, it will have the right to nominate four directors (two of which must be independent); (ii) less than 30% but greater than or equal to 20% of the outstanding Class A common stock, it will have the right to nominate three directors (one of which must be independent); (iii) less than 20% but greater than or equal to 10% of the outstanding Class A common stock, it will have the right to nominate two directors; (iv) less than 10% but greater than or equal to 5% of the outstanding Class A common stock, it will have the right to nominate one director; and (v) less than 5% of the outstanding Class A common stock, it will not have the right to nominate any directors. As long as the Vertiv Stockholder has the right to nominate at least one director, the Vertiv Stockholder shall have certain rights to appoint its nominees to committees of the Board of Directors and the Company shall take certain actions to ensure the number of directors serving on the Board of Directors does not exceed nine. In addition, the Stockholders Agreement provides that so long as the Company has any Executive Chairman or Chief Executive Officer as a named executive officer, the Company shall take certain actions to include such Executive Chairman or Chief Executive Officer on the slate of nominees recommended by the Board of Directors for election. The Stockholders Agreement also provides that, for so long as the Vertiv Stockholder holds at least 5% of our outstanding Class A common stock, the Vertiv Stockholder will have the right to designate an observer to attend meetings of the Board, subject to certain limitations.

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

The Tax Receivable Agreement provides for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings realized (or deemed realized) over a 12-year period after the closing of the Business Combination as described above. In the twelfth year of the Tax Receivable Agreement, an additional payment will be made to the Vertiv Stockholder based on 65% of the remaining tax benefits that have not been realized. The timing of expected future payments under the Tax Receivable Agreement are dependent upon various factors, including the existing tax bases at the time of the Business Combination, the realization of tax benefits, and changes in tax laws. However, as the Company is obligated to settle the remaining tax benefits after 12 years, the Company has concluded that the liability should be measured at fair value and recorded within other long-term liabilities in the consolidated balance sheet at December 31, 2020. The Company has estimated total payments of approximately $191.5 on an undiscounted basis.

Subscription Agreements

Pursuant to the Subscription Agreements, the PIPE Investors purchased an aggregate of 123,900,000 shares of the Class A common stock in a private placement for a price of $10.00 per share for an aggregate purchase price of approximately $1,239.0.

The shares of Class A common stock issued in connection with the Subscription Agreements (the “PIPE Shares”) were not registered under the Securities Act, and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The Subscription Agreements for the PIPE Investors (other than (1) the PIPE Investors who are RRA Parties, whose registration rights are governed by the Amended and Restated Registration Rights Agreement, and (2) Subscribing Vertiv Executives) (the “Non-Sponsor PIPE Investors”) provide for certain registration rights. In particular, the Company is required to, as soon as practicable but no later than, (i) 45 calendar days following the closing date of the Business Combination and (ii) 90 calendar days following the Company’s most recent fiscal year end, file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of such shares, and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 90th calendar day following the actual filing date if the SEC notifies the Company that it will “review” such registration statement and (ii) the 10th business day after the date the Company is notified in writing by the SEC that such registration statement will not be “reviewed” or will not be subject to further review. Such registration statement is required to be kept effective for at least two years after effectiveness or until the shares thereunder have been sold by the Non-Sponsor PIPE Investors. In addition, the Non-Sponsor PIPE Investors that purchase shares for an aggregate purchase price in excess of $100.0 also will be entitled to make up to two demands in the aggregate for traditional underwritten registrations, plus up to two demands in the aggregate for block trades, in any 12 month period immediately following the closing date of the Business Combination, in each case subject to certain thresholds, and will have certain “piggy-back” registration rights. The Registration Statement on Form S-1 was filed to fulfill the Company’s obligations under these Subscription Agreements.

Emerging Growth Company

At December 31, 2020, we are no longer considered an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act.

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

Upon the written request of any record holder or beneficial owner of Common Stock entitled to vote at the Annual Meeting, we will, without charge, provide a copy of our Annual Report on Form 10-K, including the financial statements and the financial statement schedules, for the fiscal year ended December 31, 2020, as filed with the SEC. Requests should be directed to ir@vertiv.com.

Item 1A. Risk Factors

An investment in our securities involves risks and uncertainties. You should carefully consider the following risks as well as the other information included in this annual report, including “Cautionary Statement About Regarding Forward-Looking Statements,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this annual report, before investing in our securities. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us. Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Vertiv Holdings Co and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of Vertiv prior to the consummation of the Business Combination.

Risks Related to Our Customers and Our Industry

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

The disruption of our customers’ markets could occur due to a number of factors, including government policy changes, industry consolidations or the shifting of market size and power among customers. Such consolidations or other disruptions may result in certain parties gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. Such changes could impact spending as customers evolve their strategies or integrate acquired operations. For example, if fewer customers exist due to consolidation, the loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants. Any reduction in customer spending on technological development as a result of these and other factors could have an adverse effect on our business, results of operations and financial condition. [See also “— Future legislation and regulation, both in the United States and abroad, governing the Internet services, other related communications services and information technologies could disrupt our customers’ markets resulting in declines in sales volume and prices of our products and otherwise have an adverse effect on our business operations.”]

Large companies, such as communication network and cloud/hyperscale and colocation data center providers, often require more favorable terms and conditions in our contracts with such companies that could result in downward pricing pressures on our business.

Large companies, such as communication network and cloud/hyperscale and colocation data center providers, comprise a portion of our customer base and generally have greater purchasing power than smaller entities. Accordingly, these customers often require more favorable terms and conditions in contracts from suppliers including us. Consolidation among such large customers can further increase their buying power and ability to require onerous terms. [See “— Any Disruption or Any Consolidation of Our Customers’ Markets Could Result in Declines in the Sales Volume and Prices of Our Products.”] In addition, these customers may impose substantial penalties for any product or service failures caused by us. As we seek to sell more products to such customers, we may be required to agree to such terms and conditions more frequently, which may include terms that affect the timing of our cash flows and ability to recognize revenue, and could have an adverse effect on our business, results of operations and financial condition.

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

We have, and we intend to continue pursuing, long-term, fixed-price contracts (including long-term, turnkey projects). These contracts and projects have a duration greater than twelve months. Such contracts and projects involve substantial risks, which may result in excess costs and penalties, and include but are not limited to:

•unanticipated technical problems with equipment, requiring us to incur added expenses to remedy such problems;
•changes in costs or shortages of components, materials, labor or construction equipment;
•difficulties in obtaining required governmental permits or approvals;
•project modifications and changes to the scope of work resulting in unanticipated costs;
•delays caused by local weather or other conditions beyond our control;
•changes in regulations, permits or government policy;
•the failure of suppliers, subcontractors or consortium partners to perform; and
•penalties, if we cannot complete all or portions of the project within contracted time
•limits and performance levels.

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

Our competitors, any of which could introduce new technologies or business models that disrupt significant portions of our markets and cause our customers to move a material portion of their business away from us to such competitors, include:

•Large-scale, global competitors with broad, sometimes larger, product portfolios and service offerings. These competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to our products and services that compete against their products and services. Competitors within this category include Schneider Electric, S.E. and Eaton Corporation Plc, each of which have a large, global presence and compete directly in the markets in which we operate. Industry consolidation may also impact the competitive landscape by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate.

•Offering-specific competitors with products and services that compete globally but with a limited set of product offerings. These competitors may be able to focus more closely on a segment of the market and be able to apply targeted financial, technical and marketing resources in ways that we cannot, potentially leading to stronger brand recognition and more competitive pricing.

•Regional or country-level competitors that compete with us in a limited geographic area.

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

Our backlog consists of the value of product and service orders for which we have received a customer purchase order or purchase commitment and which have not yet been delivered. As of December 31, 2020 and December 31, 2019, Vertiv’s estimated combined order backlog was approximately $1,844.8 and $1,401.2, respectively. The vast majority of our combined backlog is considered firm and expected to be delivered within one year. Our customers have the right in some circumstances, usually with penalties or termination consequences, to reduce or defer firm orders in backlog. If customers terminate, reduce or defer firm orders, whether due to fluctuations in their business needs or purchasing budgets or other reasons, our sales will be adversely affected and we may not realize the revenue we expect to generate from our backlog or, if realized, may not result in profitable revenue. More generally, we do not believe that our backlog estimates as of any date are indicative of revenues for any future period.

Risks Related to Our Business Operations

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

•Volatility in the supply or price of raw materials. Our products rely on a variety of raw materials and components, including steel, copper and aluminum and electronic components. We may experience a shortage of, or a delay in receiving, such materials or components as a result of strong demand, supplier capacity constraints or other operational disruptions, restrictions on use of materials or components subject to our governance and compliance requirements, disputes with suppliers or problems in transitioning to new suppliers. Moreover, prices for some of these materials and components have historically been volatile and unpredictable, and such volatility is expected to continue. Ongoing supply issues may require us to reengineer some offerings, which could result in further costs and delays. If we are unable to secure necessary supplies at reasonable prices or acceptable quality, we may be unable to manufacture products, fulfill service orders or otherwise operate our business. We may also be unable to offset unexpected increases in material and component costs with our own price increases without suffering reduced volumes, revenues or operating income.

•Contractual terms. As a result of long-term price or purchase commitments in contracts with our suppliers, we may be obligated to purchase materials, components or services at prices higher than those available in the current market, which may put us at a disadvantage to competitors who have access to components or services at lower prices, impact our gross margin, and, if these issues impact demand, may result in additional charges for inventory obsolescence. In addition, to secure the supply of certain materials and components on favorable terms, we may make strategic purchases of materials and components in advance or enter into non-cancelable commitments. If we fail to anticipate demand properly, we may have an oversupply which could result in excess or obsolete materials or components.

•Contingent workers. In some locations, we rely on third-party suppliers for the provision of contingent workers, and our failure to manage such workers effectively could adversely impact our results of operations. We may in the future be exposed to various legal claims relating to the status of contingent workers. We may also be subject to labor shortages, oversupply, or fixed contractual terms relating to the contingent workforce, and our ability to manage the size of, and costs for, such contingent workforce may be further constrained by local laws or future changes to such laws. In addition, our customers may impose obligations on us with regard to our workforce and working conditions.

•Single-source suppliers. We obtain certain materials or components from single-source suppliers due to technology, availability, price, quality or other considerations. Replacing a single-source supplier could delay production of some products because replacement suppliers, if available, may be subject to capacity constraints or other output limitations.

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

We may not realize the expected benefits from any rationalization, restructuring, and improvement efforts that we have taken or may take in the future.

We are continuously evaluating, considering and implementing possible rationalization, restructuring, and realignment initiatives to reduce our overall cost base and improve efficiency. There can be no assurance that we will fully realize the benefits of such efforts that we have taken or will take in the future within the expected time frame, or at all, and we may incur additional and/or unexpected costs to realize them. Further, we may not be able to sustain any achieved benefits in the future. In addition, these actions and potential future efforts could yield other unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity, and unexpected employee attrition, including the inability to attract or retain key personnel. If we fail to achieve the expected benefits of any rationalization, restructuring, or realignment initiatives and improvement efforts, or if other unforeseen events occur in connection with such efforts, our business, results of operations and financial condition could be negatively impacted.

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

Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates or other regulatory actions regarding taxes, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly impact our effective income tax rate in the future. Further, changes in tax laws and rates or other regulatory actions may significantly impact the positions taken with regard to tax contingencies and we may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties. Our effective tax rate in any given financial reporting period may be materially impacted by mix and level of earnings or losses by jurisdiction as well as the discrete recognition of taxable events and exposures.

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

As of December 31, 2020, we employed 20,972 people globally and had manufacturing facilities in the Americas, Asia Pacific and EMEA. We generate substantial revenue outside of the United States and expect that foreign revenue will continue to represent a significant portion of our total revenues. In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor company-wide standards and directives across our global network.

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

We generate a significant portion of our revenue from sales in emerging markets. Serving a global customer base requires that we place more materials, production and service assets in emerging markets to capitalize on market opportunities and maintain our cost position. Newer geographic markets may be relatively less profitable due to our investments associated with entering such markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rates associated with some of those markets. Operations in emerging markets can also present risks that are not encountered in countries with well-established economic and political systems, including:

•changes or ongoing instability in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts, which could make it difficult for us to anticipate future business conditions, cause delays in the placement of orders, complicate our dealings with governments regarding permits and other regulatory matters and make our customers less willing to make cross-border investments;

•unpredictable or more frequent foreign currency exchange rate fluctuations;

•inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts;

•foreign state takeovers of our facilities, trade protectionism, state-initiated industry consolidation or other similar government actions or control;

•changes in and compliance with international, national or local regulatory and legal environments, including laws and policies affecting trade, economic sanctions, foreign investment, labor relations, foreign anti-bribery and anti-corruption;

•the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•longer collection cycles and financial instability among customers;

•trade regulations, boycotts and embargoes, including policies adopted by countries that may favor domestic companies and technologies over foreign competitors, which could impair our ability to obtain materials necessary to fulfill contracts, pursue business or establish operations in such countries;

•difficulty of obtaining adequate financing and/or insurance coverage;

•fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure;

•political or social instability that may hinder our ability to send personnel abroad or cause us to move our operations to facilities in countries with higher costs and less efficiencies;

•difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner, changes in tax laws, or tax inefficiencies; and

•exposure to wage, price and capital controls, local labor conditions and regulations, including local labor disruptions and rising labor costs which we may be unable to recover in our pricing to customers.

Consequently, our exposure to the conditions in or affecting emerging markets may have an adverse effect on our business, results of operations and financial condition.

Our operations depend on production facilities throughout the world, which subjects us to varying degrees of risk of disrupted production.

We operate manufacturing facilities worldwide. Our manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity, economic upheaval, changes in governmental regulations, government mandated shut downs or shelter in place orders, or public health concerns (such as the spread of COVID-19). Some of these conditions are more likely in certain geographic regions in which we operate. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.

Legal and Regulatory Risks

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

Any failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results.

To conduct our operations, we regularly move data across borders, and consequently we are subject to a number of continuously evolving and developing privacy and data protection laws and regulations around the world. These include, for example, the General Data Protection Regulation (GDPR) in Europe and the California Privacy Rights and Enforcement Act of 2020 (CPRA) in the United States. Other countries, such as China, have enacted or are enacting data localization and security laws that require certain data to stay within their borders. These evolving legal and operational requirements impose significant costs of compliance that are likely to increase over time. The scope of the laws and regulations that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. This requires us to operate in a complex environment where we face significant constraints on how we can process personal data across our business.

The GDPR, for example, has established stringent data protection requirements for companies doing business in or handling personal data of individuals in the European Union. The GDPR imposes numerous obligations on data controllers and processors. Breaches of the GDPR could result in substantial fines, which in some cases could be up to four percent of our worldwide revenue. In addition, a breach of the GDPR or other data privacy or data protection laws or regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, and potential civil claims including class action type litigation. We seek to comply with and abide by all laws and regulations to which we are subject and devote significant time and resources to our compliance efforts. Despite such efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to properly process or protect the data or privacy of third parties or comply with the GDPR or other applicable data privacy and data protection regimes.

Legal compliance issues, particularly those related to our imports/exports and foreign operations, could adversely impact our business.

We are subject to various anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, that prohibit payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We operate in several less-developed countries and regions that are generally recognized as having a greater risk of potentially corrupt business environments and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Our legal compliance and ethics programs, including our code of business conduct, policies on anti-bribery, export controls, environmental and other legal compliance, and periodic training to relevant associates on these matters, mandate compliance with anti-corruption laws and are designed to reduce the likelihood of a compliance violation. In the event that we believe or have reason to believe that our employees or business partners have or may have violated applicable laws, regulations or policies, including anti-corruption laws, we are required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Nevertheless, such a violation could still occur, disrupting our business through fines, penalties, diversion of internal resources, negative publicity and possibly severe criminal or civil sanctions.

We are also subject to applicable import laws, export controls and economic sanctions laws and regulations, including rule changes, evolving enforcement practices, and other actions resulting from Executive Orders issued by the Trump and Biden administrations. Changes in import and export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in claims for breach of existing contracts and modifications to existing compliance programs and training schedules. Violations of the applicable export or import control, or economic sanctions laws and regulations, such as an export to an embargoed country, or to a denied party, or the export of a product without the appropriate governmental license, may result in penalties, including fines, debarments from export privileges, and loss of authorizations needed to conduct aspects of our international business, and may harm our ability to enter into contracts with our customers who have contracts with the U.S. government. A violation of the laws and regulations enumerated above could have an adverse effect on our business, results of operations and financial condition.

We are subject to risks related to legal claims and proceedings filed by or against us, and adverse outcomes in these matters may materially harm our business.

We are subject to various claims, disputes, investigations, demands, arbitration, litigation, or other legal proceedings. Legal claims and proceedings may relate to labor and employment, commercial arrangements, intellectual property, disputes with customers, environmental, health and safety, property damage, theft, personal injury, fiduciary duties of our directors and officers, and various other matters. Legal matters are inherently uncertain, and we cannot predict the duration, scope, outcome or consequences. In addition, legal matters are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have an adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Financial Position, Investments and Indebtedness

Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

As of December 31, 2020, we had total goodwill and net intangible assets of $1,909.7 which constituted approximately 38 percent of our total assets in the aggregate. We assess goodwill and indefinite lived assets for impairment annually, and we conduct an interim evaluation of definite lived and indefinite lived assets whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of goodwill and net intangible assets will depend on the future cash flows of the businesses to which they relate. If we are not able to realize the value of the goodwill and net intangible assets, this could adversely affect our results of operations and financial condition, and also result in an impairment of those assets.

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

During the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 we identified material weaknesses in internal control over financial reporting that related to (a) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes; and (b) the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

We have developed and are implementing a plan to remediate these material weaknesses. However, we cannot assure you that this will occur within a specific timeframe. These material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our annual consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our Class A common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

We have a limited history of operating as an independent company, and Vertiv’s historical financial results included elsewhere in this annual report is not necessarily representative of what Vertiv’s actual financial position or results of operations would have been as an independent company and may not be a reliable indicator of our future results.

Vertiv’s historical consolidated financial information included in this Form 10-K is not necessarily indicative of our future results of operations, financial condition or cash flows, nor does it reflect what Vertiv’s results of operations, financial condition or cash flows would have been as an independent company during the periods presented. Our financial condition and future results of operations could be materially different from amounts reflected in Vertiv’s historical financial statements prior to the Business Combination included elsewhere in this annual report, so it may be difficult for investors to compare our future results to Vertiv’s historical results or to evaluate our relative performance or trends in our business.

In particular, Vertiv’s historical consolidated financial information included in this annual report is not necessarily indicative of our future results of operations, financial condition or cash flows primarily because of the following factors:

•Prior to the Separation in the fiscal fourth quarter of 2016, Vertiv’s business was operated by Emerson as part of its broader corporate organization, rather than as an independent company. During such time, Emerson or one of its affiliates provided support for various corporate functions for Vertiv, such as I.T., shared services, medical insurance, procurement, logistics, marketing, human resources, legal, finance and internal audit.

•Vertiv’s historical consolidated financial results reflect the direct, indirect and allocated costs for such services historically provided by Emerson prior to the Separation, and these costs may significantly differ from the comparable expenses Vertiv would have incurred as an independent company;

•Prior to the Separation, Vertiv’s working capital requirements and capital expenditures historically were satisfied as part of Emerson’s corporate-wide cash management and centralized funding programs, and Vertiv’s cost of debt and other capital may significantly differ from that which is reflected in Vertiv’s historical combined financial statements for the periods prior to the Separation;

•Vertiv’s historical combined financial information for the periods prior to the Separation may not fully reflect the costs associated with the Separation, including the costs related to being an independent company;

•Vertiv’s historical combined financial information for the periods prior to the Separation does not reflect Vertiv’s obligations under the various transitional and other agreements that Vertiv entered into with Emerson in connection with the Separation; and these historical combined financial results reflect the direct, indirect and allocated costs for such services historically provided by Emerson, and these costs may significantly differ from the comparable expenses Vertiv would have incurred as an independent company; and

•Vertiv’s business was integrated with that of Emerson and, prior to the Separation, Vertiv benefited from Emerson’s size and scale in costs, employees and vendor and customer relationships. Thus, costs we will incur as an independent company may significantly exceed comparable costs Vertiv would have incurred as part of Emerson and some of our customer relationships may be weakened or lost.

Please refer to “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes to those statements included elsewhere in this annual report.

Volatility of the end markets we serve may affect our ability to operate, to grow and to manage growth profitably.

Our revenues, operating results, and profitability have varied in the past. They may vary from quarter to quarter in the future. Our growth and profitability can be negatively impacted by volatility in the end markets that we serve. We have taken measures to reduce the impact of this volatility through product and market diversification and expansion of the geographic regions in which we operate. Future downturns in any of the markets we serve could adversely affect our revenues, operating results, and profitability.

We have recorded net losses in the past and may experience net losses in the future.

For the years ended December 31, 2020, 2019 and 2018, Vertiv recorded consolidated net losses of $183.6, $140.8 and $314.0, respectively. Our future results of operations are uncertain and we may continue to record net losses in future periods.

Our level of indebtedness could adversely affect our financial condition and prevent us from making payments on the Senior Secured Credit Facilities (as defined herein) and our other debt obligations (if any).

We have debt, including existing outstanding indebtedness under the Term Loan Facility (as defined herein). As of December 31, 2020, we had approximately $2,183.5 of senior secured indebtedness outstanding under the Term Loan Facility and $434.2 of undrawn commitments (which undrawn commitments are available subject to customary borrowing base and other conditions), and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries) under the ABL Revolving Credit Facility (net of letters of credit outstanding in the aggregate principal amount of $20.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility), which, if drawn would constitute senior secured indebtedness.

Our level of indebtedness could have important consequences, including making it more difficult for us to satisfy our obligations; increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements; exposing us to interest rate fluctuations because the interest on the debt under the Senior Secured Credit Facilities is imposed, and debt under any future debt agreements may be imposed, at variable rates; requiring us to dedicate a portion of our cash flow from operations to payments on our debt (including scheduled repayments on the outstanding term loan borrowings under the Term Loan Facility or any future debt agreements with similar requirements), thereby reducing the availability of our cash flow for operations and other purposes; making it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness; limiting our ability to refinance indebtedness or increasing the associated costs; requiring us to sell assets to reduce debt or influencing our decision about whether to do so; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or preventing us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our business; and placing us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable terms and that, as a result, may be better positioned to withstand economic downturns.

Despite our levels of indebtedness, we have the ability to incur more indebtedness. Incurring additional debt could further intensify the risks described above.

We may be able to incur additional debt in the future and the terms of the credit agreements governing the Senior Secured Credit Facilities will not fully prohibit us from doing so. We have the ability to draw upon the undrawn portion of our $455.0 ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries) and the ability to increase the aggregate availability thereunder by up to $145.0 (subject to receipt of commitments and satisfaction of certain other conditions). We also have the ability to draw upon the uncommitted accordion provided under the Term Loan Facility (subject to the receipt of commitments and satisfaction of certain other conditions), which, as of the date of closing of the Term Loan Facility, permitted incremental term loans thereunder or certain equivalent debt outside of the Term Loan Facility documentation of up to (i) the greater of $325.0 and 60% of “consolidated EBITDA” (as defined in the Term Loan Facility), plus (ii) the sum of all voluntary prepayments, repurchases and redemptions of the Term Loan Facility and certain permitted indebtedness that is secured on a pari passu basis with the Term Loan Facility, in each case, to the extent not financed with the incurrence of certain additional long-term indebtedness, plus (iii) an unlimited amount so long as, on a pro forma basis (x) with respect to indebtedness secured on a pari pasu basis with the Term Loan Facility, the “consolidated first lien net leverage ratio” (as defined in the Term Loan Facility) of Vertiv Group (as defined herein) and its restricted subsidiaries would not exceed 3.75:1.00 and (y) with respect to indebtedness incurred outside of the Term Loan Facility documentation and secured on a junior basis with the Term Loan Facility or unsecured, the "consolidated total net leverage ratio" (as defined in the Term Loan Facility) of Vertiv Group) (as defined herein) and its restricted subsidiaries would not exceed, subject to certain exceptions, 5.25:1,00. If new debt is added to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our respective debt obligations. In addition, the credit agreements governing the Senior Secured Credit Facilities do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

Restrictive covenants in the credit agreements governing the Senior Secured Credit Facilities, and any future debt agreements, could restrict our operating flexibility.

The credit agreements governing the Senior Secured Credit Facilities contain covenants that limit certain of our subsidiaries’ ability to take certain actions. These restrictions may limit our ability to operate our businesses, and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.

The credit agreements governing the Senior Secured Credit Facilities restrict (subject to customary exceptions), among other things, our ability to incur additional indebtedness; pay dividends or other payments on capital stock; guarantee other obligations; grant liens on assets; make loans, acquisitions or other investments; transfer or dispose of assets; make optional payments of, or otherwise modify, certain debt instruments; engage in transactions with affiliates; amend organizational documents; engage in mergers or consolidations; enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its restricted subsidiaries; and designate our subsidiaries as unrestricted subsidiaries. Additionally, the activities which may be carried out by Holdings (as defined herein) are subject to limitations.

In addition, under the ABL Revolving Credit Facility, if availability goes below a certain threshold, Vertiv Group and its restricted subsidiaries are required to comply with a minimum “consolidated fixed charge coverage ratio” (as defined in the ABL Revolving Credit Facility) of 1.00 to 1.00.

Our ability to comply with the covenants and restrictions contained in the credit agreements governing the Senior Secured Credit Facilities, and any future debt agreements, is not fully within our control and breaches of such covenants or restrictions could trigger adverse consequences.

Our ability to comply with the covenants and restrictions contained in the credit agreements governing the Senior Secured Credit Facilities, and any future debt agreements, may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants and restrictions in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy, among other factors. The breach of any of these covenants or restrictions could result in a default under the credit agreements governing the Senior Secured Credit Facilities, or any future debt, including as a result of a cross-default, that would permit the holders or applicable lenders to terminate any outstanding commitments and declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, the applicable borrowers may be unable to borrow under the Senior Secured Credit Facilities, or any future debt, may not be able to repay the amounts due under the Senior Secured Credit Facilities, or any future debt, and may not be able make cash available to us, by dividend, debt repayment or otherwise, to enable us to make payments on any future debt, meet other corporate needs or pay dividends. In addition, the lenders under the Senior Secured Credit Facilities, or any future debt, could proceed against the collateral securing that indebtedness. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

Our business plan is dependent on access to funding through the capital markets.

Our ability to invest in our businesses, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings. Volatility in the capital markets may increase costs associated with issuing other debt instruments, or affect our ability to access those markets. Any decline in the ratings of our corporate credit or any indications from the rating agencies that their ratings on our corporate credit are under surveillance or review with possible negative implications could adversely impact our ability to access capital. If we are unable to continue to access the capital markets, our ability to effectively execute our business plan could be adversely affected, which could have a material adverse effect on our business and financial results. Additionally, if our customers, suppliers or financial institutions are unable to access the capital markets to meet their commitments to us, our business could be adversely impacted.

Risks Related to the Ownership of our Securities

The Vertiv Stockholder has significant influence over us.

As of February 22, 2021, the Vertiv Stockholder beneficially owned approximately 22.0% of our outstanding Class A common stock. As long as the Vertiv Stockholder owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) or Bylaws (the “Bylaws” and, together with the Certificate of Incorporation, the “Organizational Documents”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The Vertiv Stockholder’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock. Because our Certificate of Incorporation opts out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) regulating certain business combinations with interested stockholders, the Vertiv Stockholder may transfer shares to a third party by transferring their common stock without the approval of our Board or other stockholders, which may limit the price that investors are willing to pay in the future for shares of our common stock. Pursuant to the Stockholders Agreement entered into by and among the Company, the Sponsor Members and the Vertiv Stockholder, the Vertiv Stockholder will initially have the right to nominate up to four directors (at least two of whom will be independent) to our Board.

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

For more information about the Stockholders Agreement, please see the section entitled “Item 1. Business — Business Combination  —  Related Agreement  —  Stockholders Agreement.”

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

The Tax Receivable Agreement provides for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings realized (or deemed realized) over a 12-year period after the closing of the Business Combination as described above. In the twelfth year of the Tax Receivable Agreement, an additional payment will be made to the Vertiv Stockholder based on 65% of the remaining tax benefits that have not been realized. The timing of expected future payments under the Tax Receivable Agreement are dependent upon various factors, including the existing tax bases at the time of the Business Combination, the realization of tax benefits, and changes in tax laws. However, as the Company is obligated to settle the remaining tax benefits after 12 years, the Company has concluded that the liability should be measured at fair value and recorded within other long-term liabilities in the consolidated balance sheet at December 31, 2020. The Company has estimated total payments of approximately $191.5 on an undiscounted basis.

For more information about the Tax Receivable Agreement, please see the section entitled “Item 1. Business — Business Combination  —  Related Agreement  —  Tax Receivable Agreement.”

Resales of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.

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

We have also registered all shares of Class A common stock that we may issue under the Incentive Plan and they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates

Anti-takeover provisions contained in our Organizational Documents, as well as provisions of Delaware law, could impair a takeover attempt.

Our Organizational Documents contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Certain of these provisions provide:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates

•the requirement that directors may only be removed from the Board for cause;

•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board or the Chief Executive Officer of the Company, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

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

We are a holding company without any direct operations and have no significant assets other than our ownership interest in Second Merger Sub. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the agreements governing the Senior Secured Credit Facilities and any of our other outstanding indebtedness.

The trading price of our Class A common stock may be volatile.

The trading price of our Class A common stock may be highly volatile and subject to wide fluctuations due to a number of factors such as the following, some of which will be beyond our control. Some of the factors that could negatively affect the market price of our Class A common stock or result in significant fluctuations in price, regardless of our actual operating performance, include:

•actual or anticipated variations in our quarterly operating results;
•results of operations that vary from the expectations of securities analysts and investors;
•changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•changes in market valuations of similar companies;
•changes in the markets in which we operate;
•announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•announcements by third parties of significant claims or proceedings against us;
•additions or departures of key personnel;
•actions by stockholders, including the sale by the Vertiv Stockholder and the PIPE Investors of any of their shares of our common stock;
•speculation in the press or investment community;
•general market, economic and political conditions, including an economic slowdown;
•uncertainty regarding economic events, including in Europe in connection with the United Kingdom’s departure from the European Union;
•changes in interest rates;
•our operating performance and the performance of other similar companies;
•our ability to accurately project future results and our ability to achieve those and other industry and analyst forecasts; and
•new legislation or other regulatory developments that adversely affect us, our markets or our industry.

Furthermore, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry, and often occurs without regard to the operating performance of the affected companies. Therefore, factors that have little or nothing to do with us could cause the price of our Class A common stock to fluctuate, and these fluctuations or any fluctuations related to our company could cause the market price of our Class A common stock, to decline materially.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of our management team from our business regardless of the outcome of such litigation.

The NYSE may delist our Class A common stock from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock is listed on the NYSE. There is no guarantee that our Class A common stock will remain listed on the NYSE. Although we currently meet the minimum initial listing standards set forth in the NYSE listing standards, there can be no assurance that our Class A common stock will continue to be listed on the NYSE in the future. In order to continue listing our Class A common stock on the NYSE, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum number of holders of our Class A common stock.

If the NYSE delists our Class A common stock from trading on its exchange and we are not able to list our Class A common stock on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our Class A common stock;

•reduced liquidity for our Class A common stock;

•a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock is listed on the NYSE, our Class A common stock qualifies as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

General Risk Factors

Our business, results of operations, financial position, cash flows and liquidity have been and could continue to be adversely affected by the COVID-19 pandemic or other similar outbreaks.

The ongoing global COVID-19 pandemic and efforts to reduce its spread have led to a significant decline of economic activity and significant disruption and volatility in global markets. To date, the COVID-19 outbreak and response by governments and other third parties to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in global financial markets. For example, many state, local, and foreign governments have put in place quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers.

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

In addition, we cannot predict the impact that COVID-19 will have on our customers, subcontractors, suppliers, distributors, and employees and any adverse impacts on these parties may have a material adverse impact on our business. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this annual report.

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

Worldwide economic conditions impact demand for our offerings, and economic weakness and uncertainty in global, regional or local areas may result in decreased orders, revenue, gross margin and earnings. For example, our business has been impacted from time to time in the past by macroeconomic weakness in the United States and various regions outside of the United States. Any such economic weakness and uncertainty may result in:

•capital spending constraints for customers and, as a result, reduced demand for our offerings;

•increased price competition for our offerings;

•excess and obsolete inventories;

•supply constraints if the number of suppliers decreases due to financial hardship;

•restricted access to capital markets and financing, resulting in delayed or missed payments to us and additional bad debt expense;

•excess facilities and manufacturing capacity;

•higher overhead costs as a percentage of revenue and higher interest expense;

•loss of orders, including as a result of corruption, the risk of which is increased by a weak economic climate;

•significant declines in the value of foreign currencies relative to the U.S. dollar, impacting our revenues and results of operations;

•financial difficulty for our customers; and

•increased difficulty in forecasting business activity for us, customers, the sales channel and vendors.

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

The phase-out of LIBOR could affect interest rates for our variable rate debt and interest rate swap agreements.

LIBOR is used as a reference rate for our variable rate debt under the Senior Secured Credit Facilities and for our interest rate swap agreements. If interest rates increase, our debt service obligations on our Senior Secured Credit Facilities (to the extent of the debt outstanding thereunder, and unless otherwise interest rate hedges) will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. In July 2017, the U.K. Financial Conduct Authority announced that it intends to no longer compel or persuade participating banks to submit LIBOR quotations and would phase out LIBOR as a benchmark by the end of 2021. More recently, in November 2020, the ICE Benchmark Administration (“IBA”) announced a consultation on the extension of most tenors of USD LIBOR until June 30, 2023. The proposed extension would not apply to the rate's other denominations - euro, sterling, Swiss franc and Japanese yen. The final announcement regarding the dates for cessation of all USD LIBOR tenors is not yet available. However, U.S. banking regulators have advised that most USD LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate or a hardwired fallback. In accordance with recommendations from the Alternative Reference Rates Committee (“ARRC”), USD LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index calculated on a daily basis by reference to short-term repurchase agreements for U.S. Treasury securities. Although there have been certain issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR. The International Swaps and Derivatives Association, Inc. recently announced fallback language for USD LIBOR-referencing derivatives contracts that provides for SOFR as the primary replacement rate in the event of a USD LIBOR cessation. Although the Senior Secured Credit Facilities provide a mechanism for determining a benchmark replacement index, such replacement may not able to be implemented prior to LIBOR becoming unavailable, which may require us to borrow at the base rate (as described in the Senior Secured Credit Facilities), which may not be as favorable as LIBOR, and, if a benchmark replacement is implemented in accordance with the mechanisms in the Senior Secured Credit Facilities, such replacement may not be as favorable as LIBOR. In either case, the interest rates on our variable rate debt under the Senior Secured Credit Facilities may change. The new rates may be higher than those in effect prior to any LIBOR phase-out and the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.

We also have interest rate swap agreements, which are used to hedge the floating rate exposure of the Term Loan Facility. If LIBOR becomes unavailable and market quotations for specified inter-bank lending are not available, it is unclear how payments under such agreements would be calculated, which could cause the interest rate swap agreements to no longer offer us the protection we expect. Relevant industry groups are seeking to create a standard protocol addressing the expected discontinuation of LIBOR, to which parties to then-existing swaps will be able to adhere. There can be no assurance that such a protocol will be developed or that our swap counterparties will adhere to it. It is uncertain whether amending our then-existing swap agreements may provide us with effective protection from changes in the then-applicable interest rate on the Term Loan Facility indebtedness or other indebtedness. Similarly, while industry groups have announced that they anticipate amending standard documentation to facilitate a market in swaps on one or more successor rates to LIBOR, it is uncertain whether and to what extent a market for interest rate swaps on the successor rate selected for the Term Loan Facility indebtedness or other indebtedness will develop, which may affect our ability to effectively hedge our interest rate exposure. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. As such, LIBOR-related changes could affect our overall results of operations and financial condition.

Fluctuations in interest rates could materially affect our financial results and may increase the risk our counterparties default on our interest rate hedges.

Borrowings under the Senior Secured Credit Facilities are subject to variable rates of interest and expose us to interest rate risk. Potential future increases in interest rates and credit spreads may increase our interest expense and therefore negatively affect our financial condition and results of operations, and reduce our access to capital markets. We have entered into interest rate swap agreements to hedge a portion of the floating rate exposure of the Term Loan Facility. Increased interest rates may increase the risk that the counterparties to our interest rate swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would have had we not entered into the interest rate swap agreements.

We incur significant costs and devote substantial management time as a result of operating as a public company.

As a public company, we continue to incur significant legal, accounting, and other expenses. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the rules of the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time-consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and to devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act.

Successfully implementing our business plan and complying with the Sarbanes-Oxley Act and other regulations described above requires us to be able to prepare timely and accurate consolidated financial statements. Any delay in this implementation of, or disruption in, the transition to new or enhanced systems, procedures, or controls, may cause us to present restatements or cause our operations to suffer, and we may be unable to conclude that our internal controls over financial reporting are effective and to obtain an unqualified report on internal controls from our auditors.

We ceased to be an “emerging growth company,” which means we will no longer be able to take advantage of certain reduced disclosure requirements in our public filings.

We ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2020. As a result, we anticipate that costs and compliance initiatives will increase as a result of the fact that we ceased to be an “emerging growth company.” In particular, we are now, or will be, subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an emerging growth company. These requirements include, but are not limited to:

•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•full disclosure and analysis obligations regarding executive compensation; and
•compliance with regulatory requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, which may have negative repercussions on our business and/or result in regulatory action against us.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company's principal executive offices are located at 1050 Dearborn Drive, Columbus, Ohio. The Company maintains offices and manufacturing facilities at approximately 355 locations in 45 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which are material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition. The company does not anticipate difficulty in renewing leases as they expire or in finding alternative facilities.

Item 3. Legal Proceedings

In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities and intellectual property disputes.

The Company is a party to a number of pending legal proceedings and claims, including those involving general and product liability and other matters. See Note 17 – “Commitments and Contingencies” to the consolidated financial statements for additional information.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock currently trades on the NYSE under the symbol “VRT”. Our units and warrants previously traded on the NYSE under the symbols “VERT.U” and VRT WS,” respectively, from the consummation of the Business Combination until January 19, 2021 when they were delisted in connection with the redemption of all of our public warrants. From June 8, 2018 until the consummation of the Business Combination on February 7, 2020, our units traded on the NYSE under the symbol “GSAH.U.” From July 30, 2018 until the consummation of the Business Combination on February 7, 2020, our Class A common stock and warrants traded on the NYSE under the symbols “GSAH” and “GSAH WS,” respectively.

Holders of Common Stock

As of February 22, 2021, there were 60 holders of record of the Company's common shares. Such number does not include DTC participants or beneficial owners holding shares through nominee names.

Cash Dividends

On October 28, 2020, Vertiv announced that the Board of Directors declared the Company’s first-ever annual dividend of $0.01 per share. The dividend was payable to the Company’s shareholders of record, including holders of record of the Company’s units, as of December 2, 2020, and was paid on December 17, 2020. We are a holding company without any direct operations and have no significant assets other than our ownership interest in Second Merger Sub. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the Senior Secured Credit Facilities and any of our other outstanding indebtedness.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities; Repurchases of Securities

None.

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2020 with respect to our shares of Class A common stock issuable under our equity compensation plans. In addition, the exercise prices of outstanding stock options were reduced by $.01. in accordance with the provisions of the listed compensation plans as a result of the payment of a special dividend on December 17, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders
Vertiv Holdings Co 2020 Stock Incentive Plan	11,156,375	11.90	22,343,625
Equity compensation plans not approved by security holders
Total	11,156,375	11.90	22,343,625

(1)The calculation of the weighted average exercise price does not include 4,043,346 shares subject to restricted stock units that do not have an exercise price.

(2)Commencing with the first business day of each calendar year beginning in 2021 through 2030, the number of shares in the reserve under the 2020 Stock Incentive Plan may be increased by a number equal to the least of (x) 10.5 million shares, (y) 3% of the number of shares outstanding as of the last day of the immediately preceding calendar year, or (z) a lesser number of Shares determined by our board of directors or compensation committee.

Stock performance graph

The following graph provides a comparison of the cumulative total stockholder return on our common stock from our first day of trading on July 30, 2018 through December 31, 2020 to the returns of the S&P MidCap 400 and Russell 1000. The graph assumes that $100 was invested on July 30, 2018 in our Class A common stock and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Company / Index	7/30/2018	12/31/2018	12/31/2019	12/31/2020
Vertiv Holdings Co.	100	99.49	111.98	189.64
S&P MidCap 400 Index	100	85.21	107.54	122.22
Russell 1000 Index	100	89.97	118.24	143.03

Item 6. Selected Financial Data

None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Unless the context otherwise indicates or requires, references to (1) “the Company,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries following the Business Combination; (2) “GSAH” refers to GS Acquisition Holdings Corp prior to the Business Combination; and (3) “Vertiv” refers to Vertiv Holdings, LLC and its subsidiaries prior to the Business Combination. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

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

•On March 2, 2020, Vertiv Group and Holdings closed a new seven-year $2,200.0 term loan (the “Term Loan Facility”), the proceeds of which were used, together with the proceeds of certain borrowings under the ABL Revolving Credit Facility referred to below, to repay in full Vertiv Group’s Prior Term Loan Facility (as defined herein), to redeem in full the Prior Notes (as defined herein), and to pay certain fees and expenses (collectively, the “Refinancing Transactions”). In connection with the repayment of indebtedness from the Business Combination and the subsequent Refinancing Transactions, we recognized a $99.0 write-off of deferred financing fees and a $75.0 early redemption premium on Prior Notes. At December 31, 2020, the Term Loan Facility bears annual interest at LIBOR plus an applicable margin of 3.00% (3.15% all-in), which applicable margin is 1.0% lower than under the previous term loan. In addition, Holdings, Vertiv Group and certain of its subsidiaries closed an amendment on their $455.0 asset-based lending (ABL) revolving credit facility (the “ABL Revolving Credit Facility”, and together with the Term Loan Facility, collectively, the "Senior Secured Credit Facilities") which, among other changes, extended the maturity to March 2, 2025 and lowered the applicable margin on loans thereunder by 0.25%. Concurrently with the closing of the Term Loan Facility, Vertiv Group executed interest rate swaps on a notional amount of $1,200.0 in 2020, and $1,000.0 in the remaining tenor of the term loan. Combined with the economics of the term loan, this results in an all-in rate of approximately 4.1%. The swap transactions exchange floating term loan interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility.

•On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus, known as COVID-19, as a global pandemic. Governments and businesses around the world have taken actions to mitigate the spread of COVID-19, including but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. To date, COVID-19 has surfaced in nearly all regions around the world and has impacted our sales channels, supply chain, manufacturing operations, workforce, and other key aspects of our operations. We responded to this changing environment by introducing a work from home policy, safety and hygiene protocols, and monitoring changing government rules and regulations in the countries where we operate. The outbreak and preventive measures taken to help curb the spread had an adverse impact on our operations and business results for the year ended December 31, 2020. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations; however, there are numerous uncertainties, including with respect to: the duration and severity of the pandemic, actions that may be taken by governmental authorities, including preventing or curtailing the operations of our plants, the potential impact on global economic activity, global supply chain operations, our employees, and our customers, supplier and end-markets, and other consequences that could negatively impact our business. We also face the possibility that government policies may become more restrictive especially if COVID-19 transmission rates increase in certain areas. As a result of these numerous uncertainties, we are unable to specifically predict the extent and length of time the COVID-19 pandemic will negatively impact our business. COVID-19 had an adverse impact on our operations and business results for the year ended December 31, 2020 which are discussed in the Results of Operations section below and we expect that COVID-19 could continue to have a materially adverse impact on our business, results of operations, financial condition, cash flows and liquidity for at least the duration of 2021.

•During Q3 2020, the Company announced a restructuring program that will drive $85.0 in annualized run-rate cost savings by 2023. This restructuring program will primarily focus on headcount efficiencies, footprint optimization and other various activities that will support execution of our strategic initiative to hold fixed costs constant as we grow. Restructuring activities commenced in the third quarter of 2020 and will extend through 2023.

•On December 17, 2020, the Company announced its plans to redeem for cash all of its outstanding public warrants to purchase shares of our Class A common shares. During Q4 2020, $156.5 of cash was generated from the exercise of 13.6 million public warrants. Subsequent to December 31, 2020, 9.3 million public warrants were exercised which generated cash proceeds of $107.5. Public warrants that remained unexercised at 5 p.m. New York City time on January 19, 2021 were no longer exercisable, and the registered holders of such unexercised public warrants are entitled to receive the redemption price of $0.01 per warrant. All public warrants were exercised or redeemed as of January 22, 2021.

RESULTS OF OPERATIONS

Year ended December 31, 2020 compared to year ended December 31, 2019

The following discussion compares our results for the year ended December 31, 2020, to the year ended December 31, 2019. The discussion comparing our results for the year ended December 31, 2019 to the year ended December 31, 2018 is included within “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included as Exhibit 99.2 in the Company’s Current Report on Form 8-K/A, filed with the SEC on March 12, 2020.

(Dollars in millions)	2020	2019	$ Change	% Change
Net sales	$4,370.6	$4,431.2	$(60.6)	(1.4)%
Cost of sales	2,896.9	2,978.2	(81.3)	(2.7)%
Gross profit	1,473.7	1,453.0	20.7	1.4%
Selling, general and administrative expenses	1,008.4	1,100.8	(92.4)	(8.4)%
Loss on extinguishment of debt	174.0	—	174.0	—%
Other deductions, net	251.8	146.1	105.7	72.3%
Earnings before interest & income taxes	39.5	206.1	(166.6)	(80.8)%
Interest expense, net	150.4	310.4	(160.0)	(51.5)%
Income tax expense (benefit)	72.7	36.5	36.2	99.2%
Net loss	$(183.6)	$(140.8)	$(42.8)	30.4%

Net Sales

Net sales were $4,370.6 in 2020, a decrease of $60.6, or 1.4 percent, compared with $4,431.2 in 2019. The decrease in sales was primarily driven from the impacts of the COVID-19 pandemic. By offering, critical infrastructure & solutions sales decreased $9.8 including the negative impacts from foreign currency of $20.7. Services & spares sales decreased $13.3, offset by positive impacts from foreign currency of $0.1. Integrated rack solutions sales decreased $37.5 including the negative impacts from foreign currency of $3.9.

Excluding intercompany sales, net sales were $2,040.6 in the Americas, $1,368.4 in Asia Pacific and $961.6 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.

Cost of Sales

Cost of sales were $2,896.9 in 2020, a decrease of $81.3, or 2.7 percent compared to 2019. The decrease in cost of sales was primarily due to the flow-through impact of lower net sales volume, manufacturing productivity, pricing and favorable mix. Gross profit was $1,473.7 in 2020, or 33.7 percent of sales, compared to $1,453.0, or 32.8 percent of sales in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $1,008.4 in 2020, a decrease of $92.4 compared to 2019. SG&A as a percentage of sales were 23.1 percent in 2020, which represents a 1.7 percentage point decrease compared with 24.8 percent in 2019. The decrease in SG&A is primarily the result of fixed cost reduction actions in response to the COVID-19 pandemic, including discretionary spending cuts.

Loss on Extinguishment of Debt

In connection with the repayment of indebtedness from the Business Combination and the subsequent Refinancing Transactions, we recognized a $99.0 write-off of deferred financing fees and a $75.0 early redemption premium on our $500.0 of 12.00%/13.00% Senior PIK Toggle Notes due 2022 (the “2022 Senior Notes”), $750.0 of 9.250% Senior Notes due 2024 (“2024 Senior Notes”) and $120.0 of 10.00% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes” and, collectively with the 2022 Senior Notes and 2024 Senior Notes, our “Prior Notes”).

Other Deductions, Net

Other deductions, net, were $251.8 in 2020, an increase of $105.7, compared with 2019. The increase is primarily due to global restructuring charges related to headcount efficiencies, footprint optimization and other activities that will support execution of the Company's strategic initiative to hold fixed costs constant. Additional increases were due to asset impairment charges and higher foreign currency losses.

Earnings Before Interest & Income Taxes

Earnings before interest & income taxes in 2020 was $39.5, a decrease in EBIT of $166.6 when compared to EBIT of $206.1 in 2020. On a segment basis, EBIT was $396.8 in the Americas, $168.3 in Asia Pacific, and $90.5 in EMEA. Corporate expenses were $616.1 in 2020, including the loss on extinguishment of debt of $174.0 and implementation of cost reduction initiatives, digital project implementation costs, costs that support global product platform development, and costs related to the merger with GSAH. See “Business Segments” below for additional details.

Interest expense

Interest expense, net, was $150.4 in 2020 compared to $310.4 in 2019. The $160.0 decrease is primarily due to the reduction in outstanding borrowings resulting from the business combination, and lower interest rates secured through the debt refinancing, as described in Note 5 to the consolidated financial statements, offset by an increase of $21.3 due to accretion on the Tax Receivable Agreement and $6.4 related to net settlement payments on the Company's interest rate swaps.

Income Taxes

Income tax expense was $72.7 in 2020 versus $36.5 in 2019. The effective rate in the year-to-date period is primarily influenced by the mix of income between our U.S. and non-U.S. operations, changes in valuation allowance for U.S. and non-U.S. jurisdictions, the GILTI provisions of the Tax Cuts and Jobs Act ("the Tax Cuts and Jobs Act"), remeasurement and legislative changes impacting the indefinite reinvestment liability, discrete changes in certain non-US valuation allowances and changes in the liability for uncertain tax positions. For the year ended December 31, 2019, income tax expense was primarily influenced by the impact of the GILTI provisions of the Tax Cuts and Jobs Act and the mix of income between our U.S. and non-U.S. operations which was offset by changes in valuation allowance for U.S. federal purposes.

The 2020 tax expense is higher than 2019 primarily due to improved operating performance during 2020 where the company has profitable operations and larger discrete tax benefits recorded in the prior period.

Business Segments

The following is detail of business segment results for the year ended December 31, 2020 and 2019. Segment profitability is defined as earnings before interest and income taxes. Segment margin represents segment earnings expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 14 — "Segment Information", of the Company's consolidated financial statements. Segment net sales are presented excluding intercompany sales.

Americas

(Dollars in millions)	December 31, 2020	December 31, 2019	$ Change	% Change
Net sales	$2,040.6	$2,229.1	$(188.5)	(8.5)%
Earnings (loss) before interest and taxes	396.8	358.1	38.7	10.8%
Margin	19.4%	16.1%

Americas net sales of $2,040.6 in 2020 declined $188.5, or 8.5 percent from 2019. Sales decreases were primarily driven by the COVID-19 pandemic and timing of critical infrastructure and solutions demand from Enterprise and Channel customers. By offering, net sales decreased for all offering categories, represented by declines in critical infrastructure & solutions of $151.4, services & spares of $27.2, and integrated rack solutions of $9.9. Americas net sales were negatively impacted by foreign currency by approximately $29.3.

Earnings before interest and taxes in 2020 was $396.8, an increase of $38.7 compared with 2019. Margin improved 3.3 percentage points primarily due to contribution margin improvements (mix, operations productivity, procurement, and pricing), and fixed cost management, offset by a net increase of $10.2 of restructuring charges and $8.7 in asset impairment charges.

Asia Pacific

(Dollars in millions)	December 31, 2020	December 31, 2019	$ Change	% Change
Net sales	$1,368.4	$1,278.0	$90.4	7.1%
Earnings (loss) before interest and taxes	168.3	152.5	15.8	10.4%
Margin	12.3%	11.9%

Asia Pacific net sales were $1,368.4 in 2020, an increase of $90.4, or 7.1 percent from 2019. Increases were driven by strong sales in China data center, 5G projects and wind power, offset by weaknesses in India and the rest of Asia. By product offering category, critical infrastructure & solutions and service & spares increased by $98.3 and $10.0, respectively, offset by a decline in integrated rack solutions of $17.9. Additionally, Asia Pacific net sales were negatively impacted by foreign currency of approximately $3.6.

Earnings before interest and taxes were $168.3 in 2020, an increase of $15.8 compared with 2019. Margin declined 0.4 percentage points primarily due to an increase in restructuring charges of $6.5 and negative mix driven from large projects and wind power, offset by fixed cost management.

Europe, Middle East & Africa

(Dollars in millions)	December 31, 2020	December 31, 2019	$ Change	% Change
Net sales	$961.6	$924.1	$37.5	4.1%
Earnings (loss) before interest and taxes	90.5	64.8	25.7	39.7%
Margin	9.4%	7.0%

EMEA net sales were $961.6 in 2020, an increase of $37.5, or 4.1 percent from 2019. Sales increases were primarily due to increased demand from large Colocation providers. By product offering category, critical infrastructure & solutions and service & spares increased by $43.3 and $3.9, respectively, offset by a decline in integrated rack solutions of $9.7. Additionally, Europe, Middle East & Africa net sales were positively impacted by foreign currency of approximately $8.4.

Earnings before interest and taxes in 2020 was $90.5, an increase of $25.7 compared with 2019. Margin improved 2.4 percentage points primarily due to fixed cost savings and contribution margin improvements (mix, operations productivity, and pricing), offset by a net increase in restructuring charges of $31.6.

Corporate and Other

Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $616.1 and $369.3 in 2020 and 2019, respectively. The $246.8 increase in corporate and other expenses in 2020 versus the comparable prior year was primarily due to the loss on extinguishment of debt of $174.0, as described in Note 5 to the consolidated financial statements, higher restructuring charges of $4.9, and asset impairment charges of $12.3.

Capital Resources and Liquidity

Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service. In connection with the consummation of the Business Combination on February 7, 2020, the Company used $1,464.0 of the proceeds from the Merger Consideration and PIPE Investment to pay down its existing debt. On March 2, 2020, Vertiv announced the closing of a new seven-year $2,200.0 Term Loan Facility, the proceeds of which were used to repay in full its Prior Term Loan Facility, redeem in full its Prior Notes and pay certain fees and expenses. Additionally, Holdings, Vertiv Group and certain of its subsidiaries closed an amendment on their $455.0 ABL Revolving Credit Facility which extended the maturity to March 2, 2025.

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

At December 31, 2020, we had $534.6 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $455.0 of revolving borrowings, with separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries, and an uncommitted accordion of up to $145.0. At December 31, 2020, Vertiv Group and certain other subsidiaries of the Company had $434.2 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $20.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.

Long-Term Debt Obligations

See Note 5 — "Debt" of the consolidated financial statements of the long-term debt arrangements issued by the Company with certain of our subsidiaries named as guarantors or co-borrowers.

Summary Statement of Cash Flows

Year ended December 31, 2020 compared to year ended December 31, 2019

(Dollars in millions)	2020	2019	$ Change	% Change
Net cash provided by (used for) operating activities	$208.9	$57.5	$151.4	263.3%
Net cash used for investing activities	(45.7)	(65.3)	19.6	(30.0)
Net cash provided by financing activities	140.7	14.8	125.9	850.7
Capital expenditures	(44.4)	(47.6)	3.2	(6.7)
Investments in capitalized software	(8.3)	(22.7)	14.4	(63.4)

Net Cash provided by Operating Activities

Net cash provided by operating activities was $208.9 in 2020, a $151.4 increase in cash generation compared to 2019. The increase in cash generation was primarily driven by lower cash interest as a result of our overall reduction in long-term debt and our first quarter debt refinancing as well as lower transformation-related spending.

Net Cash used for Investing Activities

Net cash used for investing activities was $45.7 in 2020 compared to net cash used for investing activities of $65.3 in 2019. The lower use of cash over the comparable period was primarily the result of reduced investment in capitalized software partly due from a strategic shift in the implementation of an ERP platform in the Americas segment.

Net Cash provided by Financing Activities

Net cash provided by financing activities was $140.7 in 2020 compared to $14.8 in 2019. The increase in cash generation was primarily the result of the exercise of public warrants of $156.5, offset by higher net repayments on the ABL Revolving Credit Facility revolving credit facility of $146.3 in 2020 compared to net repayments of $99.4 in 2019. The remaining net financing activities resulted from the reverse recapitalization and refinancing transactions. Borrowings on the new Term Loan Facility of $2,189.0, net of original discount, and proceeds from the reverse recapitalization of $1,832.5 were offset by the repayment of the Prior Term Loan Facility and Prior Notes as well as a payment made to Platinum Equity Advisors, LLC ("Advisors") in connection with the closing of the merger with GSAH.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments related to these assets, liabilities, revenues and expenses. We believe these estimates to be reasonable under the circumstances. Management bases its estimates and judgments on historical experience, expected future outcomes, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that the following accounting estimates are critical to our financial results:

Long-lived assets

Goodwill

The Company accounts for goodwill and other intangible assets acquired in a business combination in conformity with current accounting guidance which does not allow for goodwill and indefinite-lived intangible assets to be amortized.

The Company reviews goodwill for impairment annually in the fourth quarter or when events and circumstances indicate an impairment may have occurred. The Company tests goodwill for impairment by comparing the estimated fair value of the reporting units to the related carrying value. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. Reporting units are defined as either operating segments or one level below the operating segments for which discrete financial information is available and reviewed by the business management. The Company’s reporting units align with its reportable segments and are comprised of the Americas, Asia Pacific, and EMEA reporting units.

The Company makes various estimates and assumptions in determining the estimated fair value of each reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies and transactions in each reporting unit’s industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are highly reliant on various assumptions, including projected business results, long-term growth factors and discount rate. Management judgement is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. The Company performs sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and discount rate estimates. Additionally, the Company compares the indicated equity value to the Company’s market capitalization and evaluates the resulting implied control premium/discount to determine if the estimated enterprise value is reasonable compared to external market indicators.

The Company performed its annual goodwill impairment using the quantitative approach in the fourth quarter and concluded there was no impairment as of that date. The impairment test concluded that Americas, EMEA and Asia Pacific reporting units had fair values significantly in excess of their respective carrying amounts. The Company compared the total fair values of the reporting units to the Company’s market capitalization, to determine if the fair values are reasonable compared to external market indicators. The Company believes its use of significant assumptions within its valuation models are reasonable estimates of likely future events. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

Significant assumptions inherent in the valuation methodologies include estimates of future projected business results (principally revenue and EBITDA), long-term growth rates, and the discount rate. The Company performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate and discount rate estimates. Significant assumptions utilized in the impairment analysis performed during the fourth quarter of 2020 included the weighted-average cost of capital, ranging between 10.5% and 12.0%, and terminal growth rates of 3.0%. Specific to the EMEA reporting unit, certain risk factor components within the discount rate estimate were adjusted upward to factor business performance risk and forecasting risk in the future outlook. Based on sensitivity analysis performed on two key assumptions in the discounted cash flow model, a 1% decrease in the long-term growth factor assumption or a 1% increase in the discount rate assumption across each of the Company’s reporting units, including EMEA, would not have resulted in a fair value below the respective reporting units carrying value. For further information, see Note 4 – “Goodwill and Other Intangibles” of Notes to the Consolidated Financial Statements.

Tangible assets

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated principally over 10 to 12 years and buildings principally over 30 to 40 years. The Company reviews property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company monitors these changes and events on at least a quarterly basis. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups. If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Various factors that the Company uses in determining the impact of these assessments include the expected useful lives of long-lived assets and the ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Because judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.

Total depreciation expense on property, plant and equipment for 2020, 2019 and 2018 was $60.3, $57.1 and $60.4, respectively.

Finite-lived intangible assets

Finite-lived intangible assets principally consist of certain customer relationships, developed technology, capitalized software and trademarks. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The cost of customer relationships is amortized principally over 10 to 13 years, developed technology over 5 to 10 years, capitalized software over 5 years, and trademarks over 5 to 10 years. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company monitors these changes and events on at least a quarterly basis.

Amortization expense recognized on finite-lived intangible assets was $142.8 for 2020, $145.8 for 2019 and $156.6 for 2018.

Other indefinite-lived intangible assets

Other indefinite-lived intangible assets include certain trademarks. The Company reviews these intangible assets for possible impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the asset is written down to its fair value and the amount of the write down is the impairment charge. Similar to its annual assessment for goodwill, the Company performs a quantitative test for impairment.

When a quantitative analysis is performed, the Company tests these assets using a “relief-from-royalty” valuation method to determine the fair value. Significant assumptions inherent in the valuation methodologies include, but are not limited to, future projected business results, growth rates, the discount rate for a market participant, and royalty rates.

In conjunction with the annual assessment of indefinite-lived intangible assets, the Company’s quantitative approach model did not indicate any impairment, as each indefinite-lived intangible asset’s fair value exceeded their carrying values.

The Company’s assessment of an impairment on any of these assets classified currently as having indefinite lives, including goodwill, could change in future periods if significant events happen and/or circumstances change that effect the previously mentioned assumptions. Significant assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted average cost of capital for a market participant, and royalty and discount rates. For further information, see Note 4 – “Goodwill and Other Intangibles” of Notes to Consolidated Financial Statements.

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
Income Taxes
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Judgment in the forecasting of taxable income using historical and projected future operating results is required in determining the Company’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss and credit carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are indefinitely reinvested. In the event that the actual outcome of future tax consequences differs from the Company’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Consolidated Statements of Earnings (Loss) and Consolidated Balance Sheets.

The recoverability of deferred tax assets and the recognition and measurement of uncertain tax positions are subject to various assumptions and judgment by Vertiv. If actual results differ from the estimates made by Vertiv in establishing or maintaining valuation allowances against deferred tax assets, the resulting change in the valuation allowance would generally impact earnings. Additionally, the positions taken with regard to tax contingencies may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties. Positive and negative evidence is considered in determining the need for a valuation allowance against deferred tax assets, which includes such evidence as historical earnings, projected future earnings, tax planning strategies and expected timing of reversal of existing temporary differences.

In determining the recoverability of deferred tax assets Vertiv gives consideration to all available positive and negative evidence including reversals of deferred tax liabilities, projected future income, tax planning strategies and recent trends in financial results. Vertiv attaches the most weight to historical earnings as they are more objectively verifiable compared to forecasts. In evaluating the objective evidence that historical results provide, Vertiv generally considers three years of cumulative income or loss at the jurisdictional taxpayer level as an important factor.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information relating to market risks is presented in Note 11 “Financial Instruments and Risk Management” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part II of this Annual Report. Our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements are filed as part of this Annual Report under “Item 15. Exhibits, Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.

Item 8. Financial statements and supplementary data

The Report of Independent Registered Public Accounting Firm, our consolidated financial statements, and the accompanying Notes to Consolidated Financial Statements that are filed as part of this Annual Report are listed under “Item 15. Exhibits, Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, because of material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

These material weaknesses did not result in any identified material misstatements to the consolidated financial statements as of and for the year ended December 31, 2020. However, the material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting.

Given the material weakness that exists as of December 31, 2020, we have concluded that internal control over financial reporting remains ineffective as of December 31, 2020.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this annual report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an adverse report on the effectiveness of internal control over financial reporting, which is included herein.

Remediation Plan

We currently are implementing a number of actions, as described below, to remediate the material weaknesses described in this Item 9A. Company management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

General Information Technology Controls (GITCs)

During 2020, we continued to make progress in advancing foundational elements of our GITCs. These elements are providing value as we are leveraging them in the design of our future state processes and controls within Oracle, which is expected to go-live in 2021. Our remediation plan includes, but is not limited to:

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

Changes in Internal Control over Financial Reporting

We have undertaken strategic remediation actions, as discussed above, to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the year ended December 31, 2020. With the exception of the foregoing remediation actions and the changes described in the previous section, there have been no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vertiv Holdings Co

Opinion on Internal Control Over Financial Reporting

We have audited Vertiv Holdings Co’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to (a) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes; and (b) the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 1, 2021, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Grandview Heights, Ohio
March 1, 2021

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance

The information required by this Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end of December 31, 2020 (the “Proxy Statement”).

Item 11. Director and Executive Compensation

The information required by this Item 11. “Director and Executive Compensation” is incorporated herein by reference from our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by reference from our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13. “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by reference from our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14. “Principal Accounting Fees and Services” is incorporated herein by reference from our Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

See Index to Consolidated Financial Statements appearing on page 57.

2. Financial Statement Schedules

All financial statement schedules called for under Regulation S-X are omitted because either they are not required under the related instructions, are included in the Consolidated Financial Statements or Notes thereto included elsewhere in this Annual Report on Form 10-K, or are not material.

3. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Exhibit No.	Description
2.1
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

3.2	Amended and Restated Bylaws of Vertiv Holdings Co (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
4.3
Warrant Agreement, dated June 7, 2018, by and among GS Acquisition Holdings Corp, Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2018).

4.4
Indenture, dated as of October 17, 2016, by and between Vertiv Group Corporation (f/k/a/ Cortes NPA Acquisition Corporation) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

4.5
First Supplemental Indenture, dated as of November 30, 2016, by and between Vertiv Group Corporation (f/k/a Cortes NP Acquisition Corporation), the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

4.6
Second Supplemental Indenture, dated as of October 27, 2017, by and Vertiv Group Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

4.7
Indenture, dated as of February 9, 2017, by and between Vertiv Intermediate Holding Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

4.8
First Supplemental Indenture, dated as of October 27, 2017, by and between Vertiv Intermediate Holding Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

4.9*	Description of Securities of Vertiv Holdings Co.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on December 13, 2019).
10.2
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

10.5	2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.6
Form of Stock Option Award Agreement under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.7
Form of Restricted Stock Unit Agreement for Special One-Time Long-Term Incentive (LTI) Award under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.8	Vertiv Holdings Co Executive Change of Control Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.9	Vertiv Holdings Co Executive Employment Policy (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.10	Form of Executive Offer Letter (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
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

10.14
Term Loan Credit Agreement, dated as of November 30, 2016, by and among Vertiv Intermediate Holding II Corporation (f/k/a Cortes NP Intermediate Holding II Corporation), Vertiv Corporation (f/k/a Cortes NP Acquisition Corporation), as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.15
Amendment No. 1 to Term Loan Credit Agreement, dated as of March 17, 2017, by and among Vertiv Group Corporation, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.16
Amendment No. 2 to Term Loan Credit Agreement, dated as of November 1, 2017, by and among Vertiv Group Corporation, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.17
Amendment No. 3 to Term Loan Credit Agreement, dated as of September 28, 2018, by and among Vertiv Group Corporation, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.18
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

10.19
Revolving Credit Agreement, dated as of November 30, 2016, by and among Vertiv Intermediate Holding II Corporation (f/k/a Cortes NP Intermediate Holding II Corporation), Vertiv Group Corporation (f/k/a Cortes NP Acquisition Corporation), as lead borrower, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the collateral agents party thereto (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.20
Amendment No. 1 to Revolving Credit Agreement, dated as of September 28, 2018, by and among Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.21
Amendment No. 2 to Revolving Credit Agreement, dated as of October 19, 2018, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.22
Amendment No. 3 to Revolving Credit Agreement, dated as of February 15, 2019, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as lead borrower, the other borrowers party thereto, the other credit parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other persons party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.23
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

10.24
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

10.25
Incremental Term Loan Commitment Agreement No. 1, dated as of December 22, 2017, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as borrower, the other guarantors party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and incremental term lender (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.26
Term Loan Credit Agreement, dated as of March 2, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as borrower, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

10.27
Form of Stock Option Award for Employees under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.28
Form of Restricted Stock Unit Agreement for Employees for Special One-Time Long-Term Incentive (LTI) Award under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.29*	Director Stock Option Award Agreement
16.1
Letter of PricewaterhouseCoopers LLP, dated February 7, 2020, to the SEC regarding statements included in the Company’s Current Report on Form 8-K/A (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

21.1*	List of Vertiv’s Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS*
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH*	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2021	Vertiv Holdings Co
/s/ Rob Johnson
Name: Rob Johnson
Title: Chief Executive Officer

/s/ David J. Fallon
Name: David J. Fallon
Title: Chief Financial Officer

/s/ Scott Cripps
Name: Scott Cripps
Title: Chief Accounting Officer and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rob Johnson	Chief Executive Officer and Director	March 1, 2021
Rob Johnson	(Principal Executive Officer)

/s/ David J. Fallon	Chief Financial Officer	March 1, 2021
David J. Fallon	(Principal Financial Officer)

/s/ Scott A. Cripps	Chief Accounting Officer	March 1, 2021
Scott A. Cripps	(Principal Accounting Officer)

/s/ David M. Cote	Executive Chairman of the Board	March 1, 2021
David M. Cote

/s/ Joseph van Dokkum	Director	March 1, 2021
Joseph van Dokkum

/s/ Roger Fradin	Director	March 1, 2021
Roger Fradin

/s/ Jacob Kotzubei	Director	March 1, 2021
Jacob Kotzubei

/s/ Matthew Louie	Director	March 1, 2021
Matthew Louie

/s/ Edward L. Monser	Director	March 1, 2021
Edward L. Monser

/s/ Steven S. Reinemund	Director	March 1, 2021
Steven S. Reinemund

/s/ Robin L. Washington	Director	March 1, 2021
Robin L. Washington

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vertiv Holdings Co

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vertiv Holdings Co (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment Analysis of Goodwill of the Europe, Middle East & Africa Reporting Unit

Description of the Matter	At December 31, 2020, the Company’s goodwill was $607.2 million, and included $197.4 million related to the Europe, Middle East & Africa (EMEA) reporting unit. As disclosed in Notes 1 and 4 to the consolidated financial statements, goodwill is tested for impairment annually in the fourth quarter and whenever events or circumstances indicate a reporting unit's fair value may be less than its carrying value. The Company estimates the fair value of a reporting unit using a combination of market-based valuation methodologies and the income approach using discounted cash flows.

Auditing management’s annual goodwill impairment assessments for the EMEA reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to changes in significant assumptions, such as revenue growth rates, the terminal revenue growth rate, EBITDA margin, the discount rate, and market multiples which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the Company’s EMEA reporting unit, we performed audit procedures that included, among others, evaluating valuation methodologies and testing the significant assumptions discussed above used by the Company in its analysis. We involved our internal valuation specialist to assist in the evaluation of the valuation methodologies and testing certain significant assumptions, including the discount rate and market multiples. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance and other factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also tested the underlying data used by the Company in its analysis for completeness and accuracy.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Grandview Heights, Ohio
March 1, 2021

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	December 31, 2020	December 31, 2019	December 31, 2018
Net sales
Net sales - products	$3,308.8	$3,356.1	$3,230.3
Net sales - services	1,061.8	1,075.1	1,055.3
Net sales	4,370.6	4,431.2	4,285.6
Costs and expenses
Cost of sales - products	2,290.5	2,349.2	2,274.5
Cost of sales - services	606.4	629.0	590.7
Cost of sales	2,896.9	2,978.2	2,865.2
Selling, general and administrative expenses	1,008.4	1,100.8	1,223.8
Loss on extinguishment of debt	174.0	—	—
Other deductions, net	251.8	146.1	178.8
Interest expense, net	150.4	310.4	288.8
Income (loss) from Continuing Operations before income taxes	(110.9)	(104.3)	(271.0)
Income tax expense	72.7	36.5	49.9
Income (loss) from Continuing Operations	(183.6)	(140.8)	(320.9)
Earnings (loss) from Discontinued Operations - net of income taxes	—	—	6.9
Net income (loss)	$(183.6)	$(140.8)	$(314.0)

Earnings (loss) per share:
Basic and diluted	$(0.60)	$(1.19)	$(2.65)
Weighted-average shares outstanding
Basic and diluted	307,076,397	118,261,955	118,261,955

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	December 31, 2020	December 31, 2019	December 31, 2018
Net income (loss)	$(183.6)	$(140.8)	$(314.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation	72.0	(10.3)	(90.6)
Interest rate swaps	(32.8)	—	—
Tax receivable agreement	(0.9)	—	—
Pension	(4.9)	(13.4)	(1.1)
Comprehensive income (loss)	$(150.2)	$(164.5)	$(405.7)

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$534.6	$223.5
Accounts receivable, less allowances of $22.3 and $19.9, respectively	1,354.4	1,212.2
Inventories	446.6	401.0
Other current assets	183.2	180.7
Total current assets	2,518.8	2,017.4
Property, plant and equipment, net	427.6	428.2
Other assets:
Goodwill	607.2	605.8
Other intangible assets, net	1,302.5	1,441.6
Deferred income taxes	20.9	9.0
Other	196.8	155.4
Total other assets	2,127.4	2,211.8
Total assets	$5,073.8	$4,657.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$22.0	$—
Accounts payable	730.5	636.8
Accrued expenses and other liabilities	901.8	867.7
Income taxes	18.8	15.2
Total current liabilities	1,673.1	1,519.7
Long-term debt, net	2,130.5	3,467.3
Deferred income taxes	116.5	124.7
Other long-term liabilities	485.4	250.5
Total liabilities	4,405.5	5,362.2
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 342,024,612 and 118,261,955 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,804.3	277.7
Accumulated deficit	(1,187.5)	(1,000.6)
Accumulated other comprehensive (loss) income	51.5	18.1
Total equity (deficit)	668.3	(704.8)
Total liabilities and equity	$5,073.8	$4,657.4

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions

	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(183.6)	$(140.8)	$(314.0)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	60.3	57.1	60.4
Amortization	142.8	145.8	156.6
Deferred income taxes	(1.4)	(13.8)	(40.3)
Amortization of debt discount and issuance costs	10.5	27.9	25.5
Gain on sale of business	—	—	(6.9)
Loss on extinguishment of debt	174.0	—	—
Asset impairments	21.0	—	—
Stock-based compensation	13.0	—	—
Changes in tax receivable agreement	21.3	—	—
Changes in operating working capital	(60.8)	(36.4)	(110.0)
Other	11.8	17.7	6.8
Net cash provided by (used for) operating activities	208.9	57.5	(221.9)
Cash flows from investing activities:
Capital expenditures	(44.4)	(47.6)	(64.6)
Investments in capitalized software	(8.3)	(22.7)	(41.2)
Proceeds from disposition of property, plant and equipment	7.0	5.0	18.0
Acquisition of Business, net of cash acquired	—	—	(124.3)
Proceeds from sale of Business	—	—	4.4
Net cash provided by (used for) investing activities	(45.7)	(65.3)	(207.7)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility	324.2	491.8	565.1
Repayments of ABL revolving credit facility	(470.5)	(591.2)	(320.0)
Proceeds from short-term borrowings	22.0	—	—
Repayment of short-term borrowings	(23.2)	—	—
Proceeds from the issuance of 10.00% Notes	—	114.2	—
Borrowing on Term Loan, net of discount	2,189.0	—	—
Repayment on Term Loan	(16.5)	—	—
Repayment on Prior Term Loan	(2,070.0)	—	—
Repayment of Prior Notes	(1,370.0)	—	—
Payment of redemption premiums	(75.0)	—	—
Payment of debt issuance costs	(11.2)	—	—
Proceeds from reverse recapitalization, net	1,832.5	—	—
Payment to Vertiv Stockholder	(341.6)	—	—
Dividend Payment	(3.3)	—	—
Proceeds from the exercise of warrants	156.5	—	—
Other financing	(2.2)	—	—
Net cash provided by (used for) financing activities	140.7	14.8	245.1
Effect of exchange rate changes on cash and cash equivalents	5.0	1.4	11.6
Increase (decrease) in cash, cash equivalents and restricted cash	308.9	8.4	(172.9)
Beginning cash, cash equivalents and restricted cash	233.7	225.3	398.2
Ending cash, cash equivalents and restricted cash	$542.6	$233.7	$225.3
Changes in operating working capital
Accounts receivable	$(114.8)	$39.8	$(139.6)
Inventories	(38.5)	85.5	(73.7)
Other current assets	7.8	(41.6)	(66.5)
Accounts payable	78.2	(140.8)	101.9
Accrued expenses and other liabilities	13.3	34.8	50.2
Income taxes	(6.8)	(14.1)	17.7
Total changes in operating working capital	$(60.8)	$(36.4)	$(110.0)
Supplemental Disclosures
Cash paid during the year for interest	$190.7	$271.5	$259.6
Cash paid during the year for income tax, net	64.7	48.7	58.0
Property and equipment acquired during the year for capital lease obligations	5.4	1.8	4.2
See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017, as originally reported	1,000,000	$—	$277.7	$(540.8)	$133.5	$(129.6)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2017, as recasted (1)	118,261,955	$—	$277.7	$(540.8)	$133.5	$(129.6)
Net loss	—	—	—	(314.0)	—	(314.0)
ASC 606 cumulative adjustment	—	—	—	(5.0)	—	(5.0)
Other comprehensive loss, net of tax	—	—	—	—	(91.7)	(91.7)
Balance as of December 31, 2018, as recasted (1)	118,261,955	$—	$277.7	$(859.8)	$41.8	$(540.3)

Balance at December 31, 2018, as originally reported	1,000,000	$—	$277.7	$(859.8)	$41.8	$(540.3)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2018, as recasted (1)	118,261,955	—	277.7	(859.8)	41.8	(540.3)
Net loss	—	—	—	(140.8)	—	(140.8)
Other comprehensive income, net of tax	—	—	—	—	(23.7)	(23.7)
Balance as of December 31, 2019, as recasted (1)	118,261,955	$—	$277.7	$(1,000.6)	$18.1	$(704.8)

Balance at December 31, 2019, as originally reported	1,000,000	$—	$277.7	$(1,000.6)	$18.1	$(704.8)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance as of December 31, 2019, as recasted (1)	118,261,955	—	277.7	(1,000.6)	18.1	(704.8)
Tax Receivable Agreement	—	—	(133.4)	—	—	(133.4)
Net loss	—	—	—	(183.6)	—	(183.6)
Stock issuance	123,900,000	—	1,195.1	—	—	1,195.1
Merger recapitalization	86,249,750	—	295.8	—	—	295.8
Exercise of warrants	13,612,907	—	156.5	—	—	156.5
Stock-based compensation	—	—	13.0	—	—	13.0
Dividend payment	—	—	—	(3.3)	—	(3.3)
Other merger adjustment	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss, net of tax	—	—	—	—	33.4	33.4
Balance as of December 31, 2020	342,024,612	$—	$1,804.3	$(1,187.5)	$51.5	$668.3

(1)The shares and earnings per share available to holders of the Company’s common shares, prior to the Business Combination, have been recasted as shares reflecting the exchange ratio established in the Business Combination (1.0 Vertiv Holdings share to 118.261955 Vertiv Holdings Co shares).

See accompanying Notes to Consolidated Financial Statement

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Vertiv Holdings Co ("Holdings Co", and together with its majority-owned subsidiaries, “Vertiv”, "we", "our", or "the Company"), formerly known as GS Acquisition Holdings Corp ("GSAH"), provides mission-critical infrastructure technologies and life cycle services for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include power conditioning and uninterruptible power systems, thermal management, integrated data center control devices, software, monitoring, and service. Vertiv manages and reports results of operations for three business segments: Americas; Asia Pacific; and Europe, Middle East & Africa ("EMEA").

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

The aggregate merger consideration paid by GSAH in connection with the consummation of the Business Combination was approximately $1,526.2 (the “Merger Consideration”). The Merger Consideration was paid in a combination of cash and stock. The amount of cash consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was $341.6. The remainder of the consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was stock consideration (“Stock Consideration”), consisting of 118,261,955 newly-issued shares of our Class A common stock (the “Stock Consideration Shares”), which shares were valued at $10.00 per share for purposes of determining the aggregate number of shares of our Class A common stock payable to the Vertiv Stockholder as part of the Merger Consideration. In addition, the Vertiv Stockholder is entitled to receive additional future cash consideration with respect to the Business Combination in the form of amounts payable under a Tax Receivable Agreement, dated as of the Closing Date, by and between the Company and the Vertiv Stockholder (the “Tax Receivable Agreement”). See Note 11 – “Financial Instruments and Risk Management” to the consolidated financial statements for additional information

Concurrently with the execution of the Merger Agreement, Vertiv Holdings Co entered into subscription agreements with certain investors and executive officers ("PIPE Investors"). The PIPE Investors subscribed for 123,900,000 shares of Class A common stock for an aggregate purchase price equal to $1,239.0 (the "PIPE Investment"). The Company used $1,464.0 of the proceeds from the Business Combination to pay down its existing debt. Acquisition-related transaction costs and related charges are not included as a component of consideration transferred but were charged against the proceeds from the PIPE Investment and the trust account.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassed to conform with current year presentation. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and assumptions based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions due to among other reasons, the continued uncertainty of general economic conditions due to the Covid-19 pandemic that has impacted, and may continue to impact, our sales channels, supply chain, manufacturing operations, workforce, or other key aspects of our operations.

Revenue recognition
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. Sales for service contracts, including installation, inventory with no alternative use and an enforceable right of payment upon customer termination and other discrete services, generally are recognized over time as the services are provided. Payments received in advance for service arrangements are recorded as deferred revenue and recognized in net sales when the revenue recognition criteria are met. Contract liabilities are recorded when customers remit contractual cash payments in advance of the Company satisfying performance obligations under contractual arrangements. Unbilled revenue is recorded when performance obligations have been satisfied, but the Company does not have present right to payment.
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
The Company records reductions to sales for prompt payment discounts, customer and distributor incentives including rebates, and returns at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. Returns are estimated at the time of the sale primarily based on historical experience and recorded gross on the consolidated balance sheet.
Sales commissions are expensed when the amortization period is less than a year and are generally not capitalized as they are typically earned at the completion of the contract when the customer is invoiced or when the customer pays

Vertiv. We typically offer warranties that are consistent with standard warranties in the jurisdictions where we sell our goods and services. Our warranties are generally assurance type warranties for which we promise that our goods and services meet contract specifications. In limited circumstances, we sell warranties that extend the warranty coverage beyond the standard coverage offered on specific products. Sales for these separately-priced warranties are recorded based on their stand-alone selling price and are recognized as revenue over the length of the warranty period.

Foreign Currency Translation
The functional currency for substantially all of the Company’s non-U.S. subsidiaries is the local currency. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive income (loss). Transactions denominated in currencies other than the subsidiaries’ functional currencies are subject to changes in exchange rates with resulting gains/losses recorded in net earnings (loss).

Cash and Cash Equivalents
Cash and cash equivalents are reflected on the consolidated balance sheets and consist of highly liquid investments with original maturities of three months or less.

The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the consolidated balance sheets. Restricted cash represents amounts held in an escrow account related to payment of specific tax indemnities.

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$534.6	$223.5	$215.1
Restricted cash included in other current assets	8.0	10.2	10.2
Total cash, cash equivalents, and restricted cash	$542.6	$233.7	$225.3

Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable are derived from customers located in the U.S. and numerous foreign jurisdictions. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company establishes an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that the Company has identified. Write-offs are recorded against the allowance for doubtful accounts when all reasonable efforts for collection have been exhausted.

Inventories
Inventories are stated at the lower of cost, using the first-in, first-out method, or net realizable value and the majority is valued based on standard costs. The remainder is valued based on average actual costs. Standard costs are revised at the beginning of each fiscal year. The impact from annually resetting standards, as well as operating variances incurred throughout the year, are allocated to inventories and recognized in cost of sales as product is sold.

The following are the components of inventory:

	December 31, 2020	December 31, 2019
Inventories
Finished products	$201.0	$180.2
Raw materials	155.7	162.6
Work in process	89.9	58.2
Total inventories	$446.6	$401.0

Fair Value Measurement
Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, establishes a formal hierarchy and framework for measuring certain financial statement items at fair value, and requires disclosures about fair value measurements and the reliability of valuation inputs. Under ASC 820, measurement assumes the transaction to sell an asset or transfer a liability occurs in the principal or at least the most advantageous market for that asset or liability. Within the hierarchy, Level 1 instruments use observable market prices for the identical item in active markets and have the most reliable valuations. Level 2 instruments are valued through broker/dealer quotation or through market-observable inputs for similar items in active markets, including forward and spot prices, interest rates and volatilities. Level 3 instruments are valued using inputs not observable in an active market, such as company-developed future cash flow estimates, and are considered the least reliable. The carrying value approximates fair value for cash and cash equivalents, accounts receivable and accounts payable because of the relatively short-term maturity of these instruments.

Debt Issuance Costs, Premiums and Discounts
Debt issuance costs, premiums and discounts are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method.  Debt issuance costs related to a recognized debt liability are presented on the balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with discounts.

Property, Plant and Equipment and Definite Lived Intangible Assets
The Company records investments in land, buildings, and machinery and equipment at cost, which includes the then fair values of assets acquired in business combinations. Depreciation is computed principally using the straight-line method over estimated service lives, which are 30 to 40 years for buildings and 10 to 12 years for machinery and equipment. The Company’s definite lived identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over their estimated useful lives. Definite lived identifiable intangibles consist of intellectual property such as patented and unpatented technology and trademarks, customer relationships and capitalized software. Definite lived identifiable intangible assets are also subject to evaluation for potential impairment if events or circumstances indicate the carrying value may not be recoverable. Long-lived tangible and intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized based on estimated fair values if the sum of expected future undiscounted cash flows of the related assets is less than the carrying values.

Following are the components of property, plant and equipment:

	December 31, 2020	December 31, 2019
Property, plant and equipment, net
Machinery and equipment	$322.4	$280.7
Buildings	255.5	243.2
Land	47.4	46.7
Construction in progress	23.1	21.9
Property, plant and equipment, at cost	648.4	592.5
Less: Accumulated depreciation	(220.8)	(164.3)
Property, plant and equipment, net	$427.6	$428.2

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

Product Warranties
Warranties generally extend for one to two years from the date of sale. Provisions for warranty are determined primarily based on historical warranty cost as a percentage of sales, adjusted for specific issues that may arise.
Product warranty expense is approximately one percent of sales and the product warranty accrual is reflected in accrued expenses in the consolidated balance sheets.

The change in product warranty accrual is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$43.3	$44.9	$40.0
Provision charge to expense	27.8	48.7	41.0
Paid/utilized	(34.6)	(50.3)	(36.1)
Ending balance	$36.5	$43.3	$44.9

Derivative Instruments and Hedging Activities
In the normal course of business, the Company is exposed to changes in foreign currency exchange rates and commodity prices due to its worldwide presence and business profile. The Company’s foreign currency exposures relate to transactions denominated in currencies that differ from the functional currencies of its subsidiaries. Primary commodity exposures are price fluctuations on forecasted purchases of copper and aluminum and related products. As part of the Company’s risk management strategy, derivative instruments are selectively used in an effort to minimize the impact of these exposures. All derivatives are associated with specific underlying exposures and the Company does not hold derivatives for trading or speculative purposes. The duration of hedge positions is less than one year.

All derivatives are accounted for under ASC 815, Derivatives and Hedging, and recognized at fair value. For derivatives hedging variability in future cash flows, the effective portion of any gain or loss is deferred in equity and recognized when the underlying transaction impacts earnings. For derivatives hedging the fair value of existing assets or liabilities, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in earnings each period. To the extent that any hedge is not fully effective at offsetting changes in the underlying hedged item, there could be a net earnings impact. The Company also uses derivatives to hedge economic exposures that do not receive deferral accounting under ASC 815. The underlying exposures for these hedges relate primarily to the revaluation of certain foreign-currency denominated assets and liabilities. Gains or losses from the ineffective portion of any hedge, as well as any gains or losses on derivative instruments not designated as hedges, are recognized in the consolidated statements of earnings (loss) immediately.

Concurrent with the refinancing on March 2, 2020, the Company designated certain interest rate swaps with an initial notional amount of $1,200.0 as cash flow hedges. The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2020 interest rate swap agreements designated as cash flow hedges effectively swapped an initial amount of $1,200.0 of LIBOR based floating rate debt for fixed rate debt. See Note 11 – “Financial instruments and Risk Management” for additional information.

As of December 31, 2020, 2019, and 2018 no outstanding currency and commodity hedges received deferral accounting treatment. Accordingly, the Company recognized mark-to-market gains/(losses) of $0.9, $(0.4), and $1.2, during the years ended December 31, 2020, 2019, and 2018 respectively, within other deductions, net in the consolidated statements of earnings (loss). The fair values of the outstanding hedge instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts.

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

The Company’s extensive operations and the complexity of global tax regulations require assessments of uncertainties in estimating the taxes the Company will ultimately pay. The Company recognizes liabilities for anticipated tax audit uncertainties in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.

ASC 740-30-25-18 provides guidance that U.S. companies do not need to recognize tax effects on outside basis differences that are indefinitely reinvested. As of December 31, 2020 and 2019, the Company has provided for U.S. federal income taxes, foreign withholding and other taxes on outside basis differences in certain foreign subsidiaries that are not indefinitely reinvested. Certain earnings in certain foreign affiliates are indefinitely reinvested, but determining the impact of such amounts was not practicable.

Commitments and Contingencies
Certain conditions may exist as of the date of the financial statements which may result in a loss to the Company, but will only be resolved when one or more future events occur or fail to occur. Such liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when the Company assesses that it is probable that a future liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which the Company assesses as being probable of realization, are recorded to the extent of related contingent liabilities accrued. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. The Company records gain contingencies when realized.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020 we adopted the Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. The guidance was adopted prospectively to all implementation costs incurred after the date of adoption, which are now recorded in other assets in the current year compared to intangible assets in the prior year on the consolidated balance sheets and payments are recorded in cash flows from operating activities in the current year compared to investing activities in the prior year on the consolidated statement of cash flows.

Effective January 1, 2020, we adopted ASU 2016-13 — Financial Instruments — Credit Losses (Topic 326), a new standard to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the standard did not have a significant impact on the consolidated financial statements.

Dividends

On October 28, 2020, Vertiv announced that the Board of Directors declared the Company’s first-ever annual dividend of $0.01 per share. The dividend was payable to the Company’s shareholders of record, including holders of record of the Company’s units, as of December 2, 2020, and $3.3 was paid on December 17, 2020.

(2) REVENUE

The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Disaggregation of Revenues
Beginning in the second quarter of 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for the years ended December 31, 2019 and 2018 have been adjusted to reflect this modification. Additionally, product and service offering category names were revised as follows: Services & software solutions changed to Service & spares and I.T. edge & infrastructure changed to Integrated rack solutions. There was no change in the description of the Critical infrastructure & solutions offering.

Critical infrastructure & solutions

We identify delivery of products as performance obligations within the critical infrastructure & solutions offering. Such products include AC and DC power management, thermal management, integrated modular solutions, as well as hardware for managing IT equipment. We generally satisfy these performance obligations and recognize revenue for these products at a point in time when control has transferred to the customer. The transfer of control generally occurs when the product has been shipped or delivery has occurred, depending on shipping terms.

For customized products that the customer controls at the customer’s site while we build and customize the product, we recognize revenue over time because the customer obtains control of the asset as it is built. For these products, we use an input method to recognize revenue based on costs incurred relative to total estimated project costs as this represents the most faithful measure of the goods transferred to the customer.

Services & spares

Services include preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and digital critical infrastructure software. Services are generally recognized as the services are provided, or straight-line for stand-ready contracts, because the customer simultaneously receives and consumes the benefit as we perform the services. We recognize revenue for software applications at a point in time upon transfer of the software and monitoring services are recognized over time.

Integrated rack solutions

Performance obligations within integrated rack solutions include the delivery of racks, rack power, rack power distribution, rack thermal systems, and configurable integrated solutions. For these performance obligations, we recognize revenue at a point in time based on when transfer of control occurs.

Disaggregation of Revenues

The following table disaggregates our revenue by product and service offering and timing of transfer of control:

	Year Ended December 31, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$1,074.2	$853.8	$529.7	$2,457.7
Services & spares	662.6	371.1	291.1	1,324.8
Integrated rack solutions	303.8	143.5	140.8	588.1
Total	$2,040.6	$1,368.4	$961.6	$4,370.6

Timing of revenue recognition:
Products and services transferred at a point in time	$1,418.9	$1,078.5	$751.9	$3,249.3
Products and services transferred over time	621.7	289.9	209.7	1,121.3
Total	$2,040.6	$1,368.4	$961.6	$4,370.6

	Year Ended December 31, 2019
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$1,225.6	$755.5	$486.4	$2,467.5
Services & spares	689.8	361.1	287.2	1,338.1
Integrated rack solutions	313.7	161.4	150.5	625.6
Total	$2,229.1	$1,278.0	$924.1	$4,431.2

Timing of revenue recognition:
Products and services transferred at a point in time	$1,592.4	$1,007.1	$748.9	$3,348.4
Products and services transferred over time	636.7	270.9	175.2	1,082.8
Total	$2,229.1	$1,278.0	$924.1	$4,431.2

(1)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the year ended December 31, 2019 have been adjusted by $(165.1), $39.2, and $125.9, respectively, to reflect the strategic realignment described above.

	Year Ended December 31, 2018
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (2)
Critical infrastructure & solutions	$1,118.8	$729.1	$453.2	$2,301.1
Services & spares	689.9	344.2	271.2	1,305.3
Integrated rack solutions	337.0	170.9	171.3	679.2
Total	$2,145.7	$1,244.2	$895.7	$4,285.6

Timing of revenue recognition:
Products and services transferred at a point in time	$1,530.6	$973.5	$701.8	$3,205.9
Products and services transferred over time	615.1	270.7	193.9	1,079.7
Total	$2,145.7	$1,244.2	$895.7	$4,285.6

(2)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the year ended December 31, 2018 have been adjusted by $(150.7), $29.2, and $121.5, respectively, to reflect the strategic realignment described above.

The opening and closing balances of our current and long-term contract liabilities and current and long-term deferred revenue are as follows:

	Balances at December 31, 2020	Balances at December 31, 2019
Deferred revenue - current (1)	$199.6	$160.9
Deferred revenue - noncurrent (2)	38.8	41.3
Other contract liabilities - current (1)	36.1	39.8

(1) Current deferred revenue and contract liabilities are included within accrued expenses.
(2) Noncurrent deferred revenue is recorded within other long-term liabilities.

Noncurrent deferred revenue consists primarily of maintenance, extended warranty and other service contracts. We expect to recognize revenue of $19.6, $10.9 and $8.3 in the years ending December 31, 2022, 2023, and thereafter, respectively.

(3) RESTRUCTURING COSTS

Restructuring costs include expenses associated with the Company's efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include lease and contract termination costs of moving fixed assets, employee training, relocation, and facility costs. These costs are recorded in other deductions, net in the consolidated statements of earnings (loss).

2020 Actions
During the quarter ended September 30, 2020, Vertiv approved a multi-year restructuring program to align our cost structure to support our margin expansion targets. The program includes workforce reductions and footprint optimization across all segments. Restructuring charges incurred under this program were $71.1 in 2020, which primarily consisted of severance related to workforce reductions. Total restructuring expenses were $73.9 for the year ended December 31, 2020. The Company expects to recognize additional restructuring expenses of approximately $13.0 in 2021 and $7.0 thereafter, primarily comprised of plant closing and other costs, resulting in total estimated charges of approximately $95.0 for the entire program.
2019 and 2018 Actions
Restructuring expenses were $20.7 and $46.2 for the years ended December 31, 2019 and 2018, respectively. These changes primarily consisted of severance related to workforce reductions and plant closing and other costs.
The change in liability for the restructuring costs for the year ended December 31, 2020 follows:

	2019	Paid/ Utilized	Expense	2020
Severance and benefits	$21.6	$(23.2)	$70.5	$68.9
Plant closing and other	0.6	(3.6)	3.4	0.4
Total	$22.2	$(26.8)	$73.9	$69.3
The change in the liability for restructuring costs for the year ended December 31, 2019 follows:

	2018	Paid/ Utilized	Expense	2019
Severance and benefits	$24.6	$(21.6)	$18.6	$21.6
Plant closing and other	1.2	(2.7)	2.1	0.6
Total	$25.8	$(24.3)	$20.7	$22.2

The change in the liability for restructuring costs for the year ended December 31, 2018 follows:

	2017	Paid/ Utilized	Expense	2018
Severance and benefits	$20.1	$(28.7)	$33.2	$24.6
Plant closing and other	8.2	(20.0)	13.0	1.2
Total	$28.3	$(48.7)	$46.2	$25.8
Restructuring expense by business segment follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Americas	$15.5	$5.3	$13.7
Asia Pacific	10.4	3.9	8.3
Europe, Middle East & Africa	42.7	11.1	19.0
Corporate	5.3	0.4	5.2
Total	$73.9	$20.7	$46.2

(4) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by segment follows:

	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Balance, December 31, 2018	$396.5	$50.9	$186.6	$634.0
Foreign currency translation and other	(25.0)	(0.6)	(2.6)	(28.2)
Balance, December 31, 2019	$371.5	$50.3	$184.0	$605.8
Foreign currency translation and other	$(12.3)	$0.3	$13.4	$1.4
Balance, December 31, 2020	$359.2	$50.6	$197.4	$607.2

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

As of December 31, 2020	Gross	Accumulated Amortization	Net
Customer relationships	$1,114.3	$(362.5)	$751.8
Developed technology	330.0	(144.8)	185.2
Capitalized software	94.2	(44.3)	49.9
Trademarks	39.0	(19.3)	19.7
Total finite-lived identifiable intangible assets	$1,577.5	$(570.9)	$1,006.6
Indefinite-lived trademarks	295.9	—	295.9
Total intangible assets	$1,873.4	$(570.9)	$1,302.5
As of December 31, 2019	Gross	Accumulated Amortization	Net
Customer relationships	$1,099.2	$(268.2)	$831.0
Developed technology	328.2	(105.4)	222.8
Capitalized software	103.3	(35.8)	67.5
Trademarks	38.6	(12.4)	26.2
Favorable operating leases	2.1	(2.1)	—
Total finite-lived identifiable intangible assets	$1,571.4	$(423.9)	$1,147.5
Indefinite-lived trademarks	294.1	—	294.1
Total intangible assets	$1,865.5	$(423.9)	$1,441.6

Total intangible asset amortization expense for the years ended December 31, 2020, 2019 and 2018, was $142.8, $145.8, $156.6, respectively.

Based on intangible asset balances as of December 31, 2020, expected amortization expense is as follows:

2021	2022	2023	2024	2025
$139.3	$135.9	$131.2	$131.0	$131.0

During the year ended December 31, 2020, management changed its strategy on the ERP platform that was being implemented in the Americas segment. As a result, the Company recognized a write-off of approximately $12.3, consisting primarily of capitalized software costs, which is recorded as a corporate expense, within other deductions, net in the consolidated statement of earnings (loss).

During the year ended December 31, 2020, in connection with the restructuring program, management determined a certain product line in the Americas segment to be non-core to the business. As a result, the Company recognized an impairment charge of $8.7, consisting primarily of developed technology and trademarks, which is recorded within other deductions, net in the consolidated statement of earnings (loss).

The Company considered the overall macroeconomic conditions as a result of the COVID-19 pandemic and the uncertainty surrounding the global economy and performed a quantitative impairment test for all of its reporting units with goodwill during the fourth quarter of 2020. The discounted cash flow approach, the comparable public company approach and the comparable acquisition approach were used to estimate the fair value of each reporting unit using a weighting of 40%, 40% and 20%, respectively. The discounted cash flow model requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation, and amortization) margins, capital expenditures, a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the years forecasted by the reporting units) for each reporting unit. The comparable public company and comparable acquisition approaches require several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies and transactions that operate in the same markets as the Company’s reporting units. The estimated fair value of all reporting units was in excess of its respective carrying value, which resulted in a conclusion that no impairment existed.

The present uncertainty surrounding the global economy due to the COVID-19 pandemic increases the likelihood that adverse changes in key assumptions used to determine the fair value of reporting units like sales estimates, cost factors, discount rates and stock price could result in interim quantitative goodwill impairment tests and non-cash goodwill impairments in future periods.

In view of the COVID-19 pandemic the Company also performed a quantitative impairment test for indefinite-lived tradename intangible assets and concluded that it was not more likely than not the fair value of such tradename assets were below its carrying value. However, uncertainty surrounding the impact of the COVID-19 pandemic increases the likelihood that adverse changes in key assumptions used to determine the fair value of indefinite-lived intangibles like sales estimates or discount rates could result in interim quantitative tradename impairments tests and non-cash tradename impairments in future periods. Additionally, uncertainty around the current macroeconomic environment could result in changes to the Company’s marketing and branding strategy which also could impact the carrying value or estimated useful lives of the Company’s tradenames.

(5) DEBT

Long-term debt consists of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Term Loan due 2027	$2,183.5	$—
ABL Revolving Credit Facility	—	145.2
Term Loan due 2023	—	2,070.0
9.25% Notes due 2024	—	750.0
12.00%/13.00% Senior PIK Toggle Notes due 2022	—	500.0
10.00% Notes due 2024	—	120.0
Unamortized discount and issuance costs	(31.0)	(117.9)
	2,152.5	3,467.3
Less: Current Portion	(22.0)	—
Total long-term debt, net of current portion	$2,130.5	$3,467.3

Contractual maturities of the Company’s debt obligations as of December 31, 2020 are shown below:

Term Loan
2021	$22.0
2022	22.0
2023	22.0
2024	22.0
2025	22.0
Thereafter	2,073.5
Total	$2,183.5

On March 2, 2020, we completed a refinancing by entering into (i) Amendment No. 5 to the Prior-Asset Based Revolving Credit Agreement (as defined herein), by and among, inter alia, Vertiv Group Corporation, a Delaware corporation (“Vertiv Group” or the “Borrower”) and an indirect wholly owned subsidiary of Vertiv Holdings Co, Vertiv Intermediate Holding II Corporation, a Delaware corporation (“Holdings”) and the direct parent of Vertiv Group, certain direct and indirect subsidiaries of Vertiv Group, as co-borrowers and guarantors thereunder, various financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “ABL Agent”), and certain other institutions as collateral agents and letter of credit issuers (the “ABL Amendment” and, the Prior Asset-Based Revolving Credit Agreement as amended by the ABL Amendment, the “ABL Revolving Credit Facility”), which ABL Amendment extended the maturity of, and made certain other modifications to, the Prior Asset-Based Revolving Credit Agreement and (ii) a new Term Loan Credit Agreement, by and among, inter alia, Holdings, Vertiv Group, as borrower, various financial institutions from time to time party thereto (the “Term Lenders”), and Citibank, N.A., as administrative agent (in such capacity, the “Term Agent”) (the “Term Loan Credit Agreement”), which Term Loan Credit Agreement provided for a $2,200.0 senior secured term loan, the proceeds of which were used, together with certain borrowings under the ABL Revolving Credit Facility, to repay or redeem, as applicable, in full certain existing indebtedness and to pay certain fees and expenses as further set forth below. The refinancing transactions have resulted in a reduction of our debt service requirements going forward and an extension of the maturity profile of our indebtedness.

On the Closing Date and prior to the completion of the refinancing transactions, Vertiv used a portion of the proceeds from the Business Combination, including the PIPE Investment, to repay $176.0 of the outstanding indebtedness under the Prior Asset-Based Revolving Credit Agreement and approximately $1,285.9 of the outstanding indebtedness under the Prior Term Loan Facility (as defined herein).

In connection with the repayment from the Business Combination and the subsequent refinancing transactions, we recognized a $99.0 write-off of deferred financing fees and a $75.0 early redemption premium on Prior Notes (as defined herein). The write-off and early redemption premium are recorded in Loss on extinguishment of debt in the consolidated statement of earnings (loss).

Term Loan due 2027

Pursuant to the Term Loan Credit Agreement, the Term Lenders made $2,200.0 in senior secured term loans (the “Term Loan”) to the Borrower. The proceeds of the Term Loan, together with certain borrowings under the ABL Revolving Credit Facility, were used to repay or redeem in full the outstanding indebtedness (the “Refinancing”) of the Borrower and of Vertiv Intermediate Holding Corporation, a Delaware corporation (“Holdco”) and an indirect parent of the Borrower, under the Prior Term Loan Facility and the Prior Notes (as defined herein) and to pay fees and expenses in connection with (a) entry into the Term Loan Credit Agreement, (b) entry into the ABL Amendment and (c) such repayments and redemptions.

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

The Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the initial principal amount, which amortization payments commenced on June 30, 2020. The interest rate applicable to the Term Loan is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of Citibank, N.A. on such day, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal funds and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus 2.00% or (b) one-, two-, three- or six-month LIBOR or, if agreed by all Term Lenders, 12-month LIBOR or, if agreed to by the Term Agent, any shorter period (selected at the option of the Borrower), plus 3.00%. Additionally, concurrent with entering into the Term Loan Credit Agreement, Vertiv Group entered into interest rate swap agreements with an initial notional amount of $1,200.0, which will reduce to $1,000.0 in 2021 and remain at $1,000.0 until the maturity of the Term Loan Credit Agreement in 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. The borrowing rate of the Term Loan as of December 31, 2020 was 3.15%.

The Borrower may voluntarily prepay the Term Loan, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Borrower is required to repay the Term Loan with 50% of Excess Cash Flow (as defined in the Term Loan Credit Agreement), 100% of the net cash proceeds of certain asset sales and casualty and condemnation events and the incurrence of certain other indebtedness, in each case, subject to certain step-downs, reinvestment rights, thresholds and other exceptions. Any Term Loan prepaid or repaid may not be re-borrowed. Unless accelerated subject to the terms of the Term Loan Credit Agreement, any amounts not otherwise prepaid or repaid shall mature on the seven year anniversary of entry into the Term Loan Credit Agreement.

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

The Term Loan Credit Agreement contains customary representations and warranties, affirmative, reporting and negative covenants, and events of default. The negative covenants include, among other things, restrictions on the ability of Holdings, the Borrower and its restricted subsidiaries to grant liens or security interests on assets, undertake mergers and consolidations, sell or otherwise transfer assets, pay dividends or make other distributions and restricted payments, incur indebtedness, make acquisitions, loans, advances or other investments, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or change lines of business, in each case, subject to certain thresholds and exceptions.

ABL Revolving Credit Facility

The ABL Amendment extended the maturity of, and made certain other modifications to, the Revolving Credit Agreement, dated as of November 30, 2016 (as amended, restated, supplemented or otherwise modified from time to time prior to March 2, 2020, the “Prior Asset-Based Revolving Credit Agreement”), by and among Holdings, the Borrower, certain subsidiaries of the Borrower, as co-borrowers (the "Co-Borrowers"), various financial institutions from time to time party thereto, as lenders (after giving effect to the ABL Amendment, the “ABL Lenders”), the ABL Agent and certain other institutions from time to time party thereto as collateral agents and letter of credit issuers. The ABL Revolving Credit Facility is available to the Borrower and the Co-Borrowers and provides for revolving loans in various currencies and under U.S. and foreign subfacilities, in an aggregate amount up to $455.0 with a letter of credit subfacility of $200.0 and a swingline subfacility of $75.0, in each case, subject to various borrowing bases. Borrowings under the ABL Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, certain eligible inventory and certain unrestricted cash, minus the amount of any applicable reserves. Borrowings under the ABL Revolving Credit Facility were used on March 2, 2020, together with the proceeds of the Term Loan, to consummate the Refinancing and for working capital purposes. Going forward, borrowings under the ABL Revolving Credit Facility may be used for working capital and general corporate purposes.

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

The Borrower and Co-Borrowers may voluntarily repay loans under the ABL Revolving Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Borrower and Co-Borrowers are required to make prepayments under the ABL Revolving Credit Facility at any time when, and to the extent that, the aggregate amount of outstanding loans and letters of credit under the ABL Revolving Credit Facility exceeds the lesser of the then-applicable aggregate commitments and the then-applicable borrowing base. Subject to the satisfaction of certain customary conditions and the then-applicable borrowing base, any amounts repaid may be re-borrowed. Unless terminated subject to the terms of the ABL Revolving Credit Facility, all commitments under the ABL Revolving Credit Facility shall terminate, and any loans outstanding thereunder shall mature, on the fifth year anniversary of entry into the ABL Amendment.

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

The ABL Revolving Credit Facility contains customary representations and warranties, affirmative, reporting (including as to borrowing base-related matters) and negative covenants, and events of default. The negative covenants include, among other things, restrictions on the ability of the Holdings, the Borrower, the Co-Borrowers and the restricted subsidiaries of the Borrower to grant liens or security interests on assets, undertake mergers and consolidations, sell or otherwise transfer assets, pay dividends or make other distributions and restricted payments, incur indebtedness, make acquisitions, loans, advances or other investments, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or change lines of business, in each case, subject to certain thresholds and exceptions. In addition, ABL Revolving Credit Facility requires the maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Revolving Credit Facility) on any date when Global Availability (as defined in the ABL Revolving Credit Facility) is less than the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 of at least 1.00 to 1.00, tested for the four fiscal quarter period ended on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Global Availability has exceeded the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 for 30 consecutive calendar days.

At December 31, 2020, Vertiv Group and the Co-Borrowers had $434.2 of availability under the ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $20.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At December 31, 2020, there were no borrowings outstanding under the ABL Revolving Credit Facility.

Prior Term Loan Facility

On November 30, 2016, Vertiv Group and Holdings entered into a term loan credit agreement with various financial institutions from time to time party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent (as amended from time to time prior to March 2, 2020, the “Prior Term Loan Facility”). The Prior Term Loan Facility initially provided for a $2,320.0 senior secured term loan. On December 22, 2017, Vertiv Group obtained an additional $325.0 incremental term loan under the Prior Term Loan Facility. After accounting for prepayments and amortization, at December 31, 2019, the principal balance of the outstanding term loans was $2,070.0.

On March 2, 2020, the Prior Term Loan Facility was fully repaid as noted above.

Redemption of Prior Notes

On January 31, 2020, Vertiv commenced a process to refinance or otherwise modify its indebtedness. In connection with these refinancing transactions, Vertiv called all of Holdco's $500.0 of 12.00%/13.00% Senior PIK Toggle Notes due 2022 (the “2022 Senior Notes”), Vertiv Group’s $750.0 of 9.250% Senior Notes due 2024 (“2024 Senior Notes”) and Vertiv Group’s $120.0 of 10.00% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes” and, collectively with the 2022 Senior Notes and 2024 Senior Notes, our “Prior Notes”) for conditional redemption on March 2, 2020, in accordance with the respective indentures. A total of $0.5 principal amount of 2024 Senior Notes had been previously tendered pursuant to the change of control offer made in connection with the Business Combination and were repurchased on February 7, 2020. The remaining balance of the Prior Notes was redeemed in full on March 2, 2020.

(6) LEASES

The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 20 years, some of which have renewal and termination options. Termination options are exercisable at the Company's option. Terms and conditions to extend or terminate are recognized as part of the right-of-use assets and lease liabilities where prescribed by the guidance. The majority of our leases are operating leases. Finance leases are immaterial to our consolidated financial statements.

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

Operating lease expense is as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost	$53.3	$49.7
Short-term and variable lease cost	25.3	31.6
Total lease cost	$78.6	$81.3

Supplemental cash flow information related to operating leases is as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$53.3	$51.7
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$65.1	$157.0

Supplemental balance sheet information related to operating leases is as follows:

	Financial statement line item	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$145.8	$110.4

Operating lease liabilities	Accrued expenses and other liabilities	42.3	35.0
Operating lease liabilities	Other long-term liabilities	107.3	78.2
Total lease liabilities		$149.6	$113.2

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term	4.5 years	4.5 years
Weighted Average Discount Rate	5.8%	7.3%

Maturities of lease liabilities at December 31, 2020 are as follows:

December 31, 2020
Operating Leases
2021	$51.0
2022	41.4
2023	33.4
2024	20.9
2025	10.4
Thereafter	17.2
Total Lease Payments	174.3
Less: Imputed Interest	(24.7)
Present value of lease liabilities	$149.6

(7) PENSION PLANS

Most of the Company’s employees participate in defined contribution plans, including 401(k), profit sharing, and other savings plans that provide retirement benefits.

Certain U.S. and non-U.S. employees participate in Company specific or statutorily required defined benefit plans. In general, the Company’s policy is to fund these plans based on legal requirements, required benefit payments, and other factors.

Net periodic pension expense and projected benefit obligations for the Company's U.S defined benefit plans are not material for disclosure. Total defined contribution plan expense for the Company's U.S plans was $7.3, $13.5, and $12.8 for the years ended December 31, 2020, 2019, and 2018, respectively.

Retirement plan expense for our Non-U.S. plans includes the following components:

	Non-U.S. Plans
	December 31, 2020	December 31, 2019	December 31, 2018
Company defined benefit plans:
Service cost	$3.1	$2.4	$2.6
Interest cost	2.1	2.4	2.3
Expected return on plan assets	(0.8)	(0.9)	(0.7)
Net amortization	0.4	—	—
Net periodic pension expense	4.8	3.9	4.2
Curtailment	—	—	(1.3)
Defined contribution plans	2.1	2.8	3.7
Total	$6.9	$6.7	$6.6

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for our Non-U.S. defined benefit pension plans follow:

	Non-U.S. Plans
	December 31, 2020	December 31, 2019
Projected benefit obligation, beginning	$90.6	$75.5
Service cost	3.1	2.4
Interest cost	2.1	2.4
Actuarial loss	3.5	13.4
Benefits paid	(2.8)	(2.4)
Participant contributions	0.3	0.3
Settlements	(0.5)	—
Curtailments	—	—
Foreign currency translation and other	7.2	(1.0)
Projected benefit obligation, ending	$103.5	$90.6
Fair value of plan assets, beginning	14.9	13.7
Actual return on plan assets	1.2	1.0
Employer contributions	2.6	2.4
Participants' contributions	0.3	0.3
Benefits paid	(2.7)	(2.4)
Settlements	(0.5)	—
Foreign currency translation and other	(0.3)	(0.1)
Fair value of plan assets, ending	$15.5	$14.9
Net amount recognized in the balance sheet	$(88.0)	$(75.7)
Amounts recognized in the balance sheet:
Noncurrent asset	$0.4	$0.5
Current liability	(2.3)	(2.2)
Noncurrent liability	(86.1)	(74.0)
Net amount recognized in the balance sheet	$(88.0)	$(75.7)
Pretax accumulated other comprehensive (income) loss	$19.1	$15.0

As of December 31, 2020, U.S. plans were underfunded by $0.9 and non-U.S. plans were underfunded by $88.0. The U.S. funded status includes unfunded plans totaling $0.9 and the non-U.S. status includes unfunded plans totaling $88.3.

As of the plans' December 31, 2020 and 2019 measurement dates, the total accumulated benefit obligation was $92.4 and $81.4, respectively. Also, as of the respective measurement dates, the total projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 31, 2020	December 31, 2019
Projected benefit obligation	$96.8	$83.7
Accumulated benefit obligation	87.1	75.5
Fair value of plan assets	9.6	8.2

Future benefit payments by U.S. plans are estimated to be $0.1 in 2021, $0.1 in 2022, $0.1 in 2023, $0.1 in 2024, $0.1 in 2025 and $0.3 in total over the five years 2026 through 2030. Based on foreign currency exchange rates as of December 31, 2020, future benefit payments by non-U.S. plans are estimated to be $3.1 in 2021, $3.4 in 2022, $3.4 in 2023, $3.8 in 2024, $3.9 in 2025, and $25.3 in total over the five years 2026 through 2030. The Company expects to contribute approximately $0.3 to its retirement plans in 2021. Company defined benefit pension plan expense for 2021 is expected to be approximately $5.4, versus $4.9 in 2020.

The weighted-average assumptions used in the valuation of pension benefits are as follows:

	U.S. Plans		Non-U.S. Plans
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net pension expense
Discount rate	2.95%	4.30%	2.51%	3.24%
Expected return on plan assets	—%	—%	6.10%	6.59%
Rate of compensation increase	—%	—%	3.46%	3.36%
Benefit obligations
Discount rate	2.15%	2.95%	2.04%	2.51%
Rate of compensation increase	—%	—%	3.41%	3.46%

Actuarial developed yield curves are used to determine discount rates. The expected return on plan assets assumption is determined by reviewing the investment returns of the plans for the past 10 years plus longer-term historical returns of an asset mix approximating the Company's asset allocation targets, and periodically comparing these returns to expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

The Company's Non-U.S. Plan asset allocations at December 31, 2020 and December 31, 2019 follow:

	Non-U.S. Plans
	December 31, 2020	December 31, 2019
Equity securities	—%	—%
Debt securities	20%	28%
Insurance arrangements	62%	53%
Cash	—%	—%
Other	18%	19%
Total	100%	100%

The Company did not have any U.S Plan assets at December 31, 2020.

The primary objective for the investment of plan assets is to secure participant retirement benefits while earning a reasonable rate of return. Plan assets are invested consistent with the principles of prudence and diversification with a long-term investment horizon. The strategy for plan assets is to minimize concentrations of risk by investing primarily in companies in a diversified mix of industries worldwide, while targeting neutrality in exposure to market capitalization levels, growth versus value profile, global versus regional markets, fund types and fund managers.

The approach for debt securities emphasizes investment-grade corporate and government debt with maturities matching a portion of the longer duration pension liabilities. Leveraging techniques are not used and the use of derivatives in any fund is limited and inconsequential.

The fair values of defined benefit plan assets, organized by asset class and by the fair value hierarchy of ASC 820 as outlined in Note 1 follow:

	Level 1	Level 2	Level 3	Total	Percentage
December 31, 2020
Equity securities	$—	$—	$—	$—	—%
Debt securities	—	3.1	—	3.1	20%
Insurance arrangements	—	—	9.6	9.6	62%
Cash	—	—	—	—	—%
Other	—	0.3	2.5	2.8	18%
Total	$—	$3.4	$12.1	$15.5	100%
December 31, 2019
Equity securities	$—	$—	$—	$—	—%
Debt securities	—	4.1	—	4.1	28%
Insurance arrangements	—	—	7.8	7.8	53%
Cash	—	—	—	—	—%
Other	0.5	—	2.4	2.9	19%
Total	$0.5	$4.1	$10.2	$14.8	100%

Asset Classes

Global equities reflects companies domiciled in the U.S., including multi-national companies, as well as companies domiciled in developed nations outside the U.S. Corporate and government bonds represents investment-grade debt of issuers primarily outside the U.S. and insurance arrangements typically ensure no market losses or provide for a small minimum return guarantee and are primarily invested in bonds by the insurer. Other includes cash and general funds that invest primarily in equities, bank deposits and bonds with a guaranteed rate of return.

Fair Value Hierarchy Categories

Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Equity securities categorized as Level 2 assets are primarily non-exchange traded commingled or collective funds where the underlying securities have observable prices available from active markets. Valuation is based on the net asset value of fund units held as derived from the fair value of the underlying assets. Debt securities categorized as Level 2 assets are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Other Level 2 assets are valued based on a net asset value of fund units held, which is derived from either market-observed pricing for the underlying assets or broker/dealer quotation. U.S. equity securities classified as Level 3 are fund investments in private companies. Valuation techniques and inputs for these assets include discounted cash flow analysis, earnings multiple approaches, recent transactions, transfer restrictions, prevailing discount rates, volatilities, credit ratings and other factors. In the other class, interests in mixed assets funds are Level 2, and non-U.S. general fund investments and insurance arrangements are Level 3.

Details of the changes in value for Level 3 assets are as follows:

	Year Ended
	December 31, 2020	December 31, 2019
Level 3, beginning	$10.2	$9.0
Gains (losses) on assets held	1.7	0.7
Purchases, sales and settlements, net	0.2	0.5
Level 3, ending	$12.1	$10.2

(8) INCOME TAXES

The effective tax rate for continuing operations was (65.6)%, (35.0)%, and (18.4)%, for the years ended December 31, 2020, 2019, and 2018, respectively. The effective rate in the each period was primarily influenced by the mix of income between our U.S. and non-U.S. operations, favorable tax rates and incentives in non-U.S. jurisdictions, taxes accrued on unremitted earnings, withholding taxes on cross-border payments, changes in valuation allowance for U.S. federal and state purposes, the GILTI provisions of the Tax Cuts and Jobs Act (“the Act”), and additional reserves for uncertain tax positions.

During the quarter ended December 31, 2018, we completed the accounting for the tax effects of the Act. As a result, we recorded a tax benefit of $14.1 for the year ended December 31, 2018 to adjust provisional amounts recorded as of December 31, 2017 related to the tax effects of the Act which are included as a component of income tax expense from continuing operations. The estimate included a one-time transition tax on the mandatory deemed repatriation of foreign earnings, and which was adjusted by $15.9 from $28.0 to $12.1. This adjustment was based on a decrease in cumulative foreign earnings from $180.4 to $78.2. In addition, the provisional amount related to the remeasurement of certain deferred tax assets and liabilities resulted in additional expense of $1.4 while the change in valuation allowance resulted in additional expense of $0.4.

The global intangible low-taxed income ("GILTI") provisions of the Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

Earnings (loss) before income taxes from continuing operations consists of the following:

	December 31, 2020	December 31, 2019	December 31, 2018
United States	$(229.5)	$(201.1)	$(351.4)
Non-U.S. (1)	118.6	96.8	80.4
Total loss before income taxes	$(110.9)	$(104.3)	$(271.0)

(1)Certain of the Company's Non-U.S. entities generate significant losses for which a valuation allowance is provided for and accordingly do not create a tax benefit.

The principal components of income tax expense (benefit) from continuing operations consists of the following:

	December 31, 2020	December 31, 2019	December 31, 2018
Current:
Federal	$0.1	$—	$—
State and local	0.6	(1.4)	6.0
Non-U.S.	73.4	51.0	83.8
Deferred:
Federal	2.3	(0.4)	(8.4)
State and local	2.9	(1.8)	(2.7)
Non-U.S.	(6.6)	(10.9)	(28.8)
Income tax expense (benefit)	$72.7	$36.5	$49.9

Reconciliation of U.S. federal statutory taxes to the Company’s total income tax expense (benefit) from continuing operations consists of the following:

	December 31, 2020	December 31, 2019	December 31, 2018
Taxes at U.S. statutory rate (21%)	$(23.3)	$(21.9)	$(56.9)
State and local taxes, net of federal tax benefit	(4.9)	(4.0)	(6.0)
Non-U.S. rate differential	4.6	4.3	4.2
Non-U.S. tax holidays	(9.2)	(4.6)	(1.8)
Uncertain tax positions	16.4	16.0	21.5
Tax Cuts and Jobs Act of 2017	—	—	(14.1)
Global intangible low-tax income inclusion	15.4	13.8	4.2
Change in valuation allowances	82.1	17.0	104.7
Taxes on undistributed foreign earnings and withholding/ dividend taxes	9.8	8.5	(2.3)
U.S. implications of non-U.S. earnings	(2.6)	(1.8)	12.3
R&D deduction/ credit	(7.9)	(2.2)	(11.8)
Non-taxable settlement of contingent consideration	—	—	(3.2)
Other permanent differences	4.9	6.7	10.5
Impact of rate changes in non-U.S. jurisdictions	(2.6)	4.8	(1.3)
Outside basis difference on divestiture	—	—	(6.6)
Impact of transaction costs	(4.8)	—	—
Other (1)	(5.2)	(0.1)	(3.5)
Total income tax expense (benefit)	$72.7	$36.5	$49.9

(1)Represents several adjustments, none of which are significant for separate disclosure.

The Company has tax holiday agreements in place in China, which are scheduled to expire between 2021 and 2022. It is the Company's intention to reapply for these holidays as they expire. We anticipate that we will continue to qualify for these holidays, but we will assess based on business conditions at the time of renewal.

As of December 31, 2020 and December 31, 2019 the Company has recognized a $38.0 and $45.1 deferred income tax liability for non-U.S. income taxes and foreign withholding taxes on outside basis differences for certain foreign subsidiaries with earnings that are not indefinitely reinvested. Certain earnings of certain foreign affiliates continue to be indefinitely reinvested, but determining the impact was not practicable.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	December 31, 2020	December 31, 2019
Deferred tax assets
Net operating losses and capital losses	$156.0	$131.7
Accrued liabilities	44.9	30.0
Employee compensation and benefits	10.1	13.7
Pensions	14.8	13.3
Business interest deduction limitation	80.7	98.9
Inventory	21.8	20.4
R&D credit carryforward	8.8	6.6
Lease liability	13.7	19.8
Bad debts	7.5	6.3
Foreign tax credit carryforward	7.6	—
Other	0.4	0.3
Total deferred tax assets, before valuation allowances	$366.3	$341.0
Valuation allowances	$(274.7)	$(205.7)
Deferred tax assets, net of valuation allowances	$91.6	$135.3
Deferred tax liabilities
Intangibles & Goodwill	(95.5)	(106.9)
Undistributed foreign earnings	(38.0)	(45.1)
Property, plant & equipment	(30.6)	(31.2)
Debt issuance costs	(3.2)	(46.1)
Lease Right of Use Asset	(12.1)	(18.8)
Other	(7.8)	(2.9)
Total deferred tax liabilities	$(187.2)	$(251.0)
Net deferred income tax liabilities	$(95.6)	$(115.7)

At December 31, 2020, the Company had federal net operating losses of $318.8, expiring at various times starting in 2036 with some losses having an unlimited carryforward period. At December 31, 2020, the gross amount of the Company’s state net operating losses was $594.9, expiring at various times between 2021 and 2040. At December 31, 2020, the Company had other federal tax credit carryforwards expiring between 2030 and 2040.

The use of certain US tax attributes as of December 31, 2020 is subject to an annual limitation due to the change in ownership of our stock in February 2020 as described in Note 1. At this time, the tax attributes subject to the annual limitation have a valuation allowance recorded against them and therefore this annual limitation will not have a material impact on the Company. There can be no assurance that trading in our shares will not affect another change in ownership under the Internal Revenue Code which could impose an additional limit on the use of our tax attributes.

At December 31, 2020, the Company’s foreign net operating losses that are available to offset future taxable income were $281.9. These foreign loss carryforwards will expire at various times beginning in 2021 with some losses having an unlimited carryforward period.

At December 31, 2020, the Company’s foreign capital loss carryforwards were $71.2. The majority of foreign capital loss carryforwards will expire in 2024 with the remaining having an unlimited carryforward period.

Pursuant to the terms of the separation, Emerson agreed to indemnify the Company for all U.S. federal, state or local income taxes, as well as non-U.S. income taxes, that are attributable to any period prior to the separation. An indemnification receivable of $15.7 has been recorded in noncurrent other assets for the uncertain tax positions related to periods prior to the separation. The impact on the Company’s tax expense for changes in uncertain tax positions for periods prior to the separation (discussed below) will be offset by the Emerson indemnification, resulting in no net effect on the Company’s net income.

Following are changes in unrecognized tax benefits before considering recoverability of cross-jurisdictional tax credits (federal, state, and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next 12 months.

	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$52.6	$38.4	$22.0
Additions for the current year tax positions	13.2	10.2	11.6
Additions for prior year tax positions	8.1	5.5	9.6
Reductions for prior year tax positions	(1.5)	(1.0)	(4.8)
Reductions for settlements with tax authorities	—	—	—
Reductions for expirations of statute of limitations	(2.4)	(0.5)	—
Ending balance	$70.0	$52.6	$38.4

The total amount of net unrecognized tax benefits that would affect income tax expense, if recognized in the Consolidated Financial Statements, is $56.4. In addition, an adjustment of $15.7 would result to other expense for reversal of the indemnification receivable. The Company accrues interest and penalties related to income taxes in income tax expense. As of December 31, 2020, 2019, and 2018, total accrued interest and penalties were $12.4, $7.1, and $6.2, respectively.

Eligible domestic subsidiaries file a consolidated U.S. Federal income tax return. Examinations by the U.S. Internal Revenue Service are complete through 2013. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates. As noted above, pursuant to the terms of the separation, Emerson will indemnify the Company for any tax assessments for periods prior to the separation.

(9) OTHER FINANCIAL INFORMATION

Items reported in earnings include the following:

	December 31, 2020	December 31, 2019	December 31, 2018
Research and development expense	$228.6	$229.4	$198.3
Depreciation expense	60.3	57.1	60.4
Rent expense	78.6	81.4	80.4
Advertising expense	28.3	30.3	35.2

Items reported in accrued expenses and other liabilities include the following:

	December 31, 2020	December 31, 2019
Deferred revenue	$199.6	$160.9
Accrued payroll and other employee compensation	138.5	145.4
Litigation reserve (see Note 19)	96.6	92.9
Restructuring (see Note 3)	69.3	22.2
Operating lease liabilities (see Note 6)	42.3	35.0
Contract liabilities	36.1	39.8
Product warranty (see Note 1)	36.5	43.3
Other	282.9	328.2
Total	$901.8	$867.7

The change in the sales returns and allowances and allowance for doubtful accounts is as follows:

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$52.0	$36.0	$28.3
Provision charged to expense	47.5	59.6	55.3
Deductions	(44.0)	(43.6)	(47.6)
Ending balance	$55.5	$52.0	$36.0

The change in inventory obsolescence is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$59.7	$30.6	$15.3
Provision charged to expense	23.4	21.3	20.9
Write-offs and other	(19.0)	7.8	(5.6)
Ending balance	$64.1	$59.7	$30.6

The change in the income tax valuation allowance is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$205.7	$208.0	$108.5
Additions charged to expense	82.1	17.0	105.1
Reductions charged to other accounts	(13.1)	(19.3)	(5.6)
Ending balance	$274.7	$205.7	$208.0

(10) RELATED PARTY TRANSACTIONS

Services Agreement

The Company received certain corporate and advisory services from Platinum Equity Advisors, LLC ("Advisors"), and affiliates of Advisors. These services were provided pursuant to a corporate advisory services agreement ("the "CASA") between Advisors and the Company. During the year ended December 31, 2020, the Company recorded $0.5 in charges related to the CASA. This agreement was terminated on February 7,2020.

During the year ended December 31, 2020, the Company recorded $25.0 in charges relating to services performed in connection with the Business Combination. These charges were recorded as a reduction of the cash acquired from GSAH within additional paid-in capital.

Transactions with Affiliates of Advisors

The Company also purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the year ended December 31, 2020, 2019, and 2018 purchases were $64.3, $65.0, and $56.5, respectively.

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

On November 17, 2020, the Company completed an underwritten secondary public offering of 18,000,000 shares of Class A common stock by VPE Holdings, LLC, the selling stockholder and an affiliate of Platinum Equity, LLC, pursuant to a registration statement filed with the Securities and Exchange Commission (File No. 333-236334), at a public offering price of $16.75 per share. The Company did not sell any shares of Class A common stock in the Offering and did not receive any proceeds from the Offering.

Independent Contractor Agreement

On January 1, 2021, Vertiv Corporation entered into an Independent Contractor Agreement with International Transformation Partners, LLC, an entity affiliated with Andrew Cole, the Company’s former Chief Organizational Development and Human Resources Officer, for advisory and executive mentorship services. Compensation under the agreement is $250,000 per year, the term of the agreement is one year, and the agreement contains standard contractual terms.

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

Recurring fair value measurements

We elected to apply fair value option accounting to the Tax receivable agreement. A summary of the Company's financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2020
Tax Receivable Agreement	155.6	—	—	155.6
Interest rate swaps	32.8	—	32.8	—

Tax receivable agreement — value is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions including the timing and amount of future taxable income and realizability of tax attributes. When valuing the tax receivable liability at December 31, 2020, we utilized a discount rate of 3.4%. The discount rate was determined based on the risk-free rate and Vertiv's implied credit spread. A one percentage point change in the discount rate would result in a change in value of approximately $10.0 at December 31, 2020. Significant changes in unobservable inputs could result in material changes to the tax receivable liability.

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

Details of the changes in value for the Tax receivable agreement are as follows:

Beginning liability balance, January 1, 2020	$—
Tax receivable agreement, initially recorded	133.4
Change in fair value	22.2
Ending liability balance, December 31, 2020	$155.6

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

The Tax Receivable Agreement provides for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings realized (or deemed realized) over a twelve-year period after the closing of the Business Combination as described above. In the twelfth year of the Tax Receivable Agreement, an additional payment will be made to the Vertiv Stockholder based on 65% of the remaining tax benefits that have not been realized. The timing of expected future payments under the Tax Receivable Agreement are dependent upon various factors, including the existing tax bases at the time of the Business Combination, the realization of tax benefits, and changes in tax laws. However, as the Company is obligated to settle the remaining tax benefits after 12 years, the Company has concluded that the liability should be measured at fair value and recorded within other long-term liabilities in the consolidated balance sheet at December 31, 2020. The Company has estimated total payments of approximately $191.5 on an undiscounted basis. The fair value of the estimated liability as of the closing date of $133.4 has been included as an adjustment to additional paid in capital. Subsequent measurements are recorded in interest expense, net and accumulated other comprehensive income, as appropriate based on the passage of time, change in risk-free rate and implied credit spread. Cash flows of the Tax Receivable Agreement are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spread. The fair value movement on the tax receivable agreement attributable to our own credit risk spread is recorded in other comprehensive income. These estimates and assumptions are subject to change, which may materially affect the measurement of the liability.

We have recorded $21.3 in Interest expense, net for the year ended December 31, 2020, in the consolidated statement of earnings (loss) and an unrealized (loss) gain of $(0.9) in Accumulated other comprehensive income, related to the change in fair value of the tax receivable liability from the Closing Date to December 31, 2020.

Interest rate risk management

From time to time the Company may enter into derivative financial instruments designed to hedge the variability in interest expense on floating rate debt. Derivatives are recognized as assets or liabilities in the Consolidated Balance Sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are deferred through other comprehensive income, depending on the nature and effectiveness of the offset.

Concurrent with the refinancing on March 2, 2020, the Company designated certain interest rate swaps with an initial notional amount of $1,200.0 as cash flow hedges.

The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2020 interest rate swap agreements designated as cash flow hedges effectively swapped an initial amount of $1,200.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The fair value of interest rates swaps was an unrealized loss of $32.8, of which $10.3 was recorded in Accrued expenses and other liabilities and $22.6 in Other long-term liabilities and the related unrealized loss in Accumulated other comprehensive income, on the balance sheet at December 31, 2020. The Company recognized $6.4 in earnings for the year ended December 31, 2020. At December 31, 2020, the Company expects that approximately $10.3 of pre-tax net losses on cash flow hedges will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next twelve months.

Other fair value measurements

We determine the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of December 31, 2020 and December 31, 2019.

	December 31, 2020 (1)		December 31, 2019
	Fair Value	Par Value (2)	Fair Value	Par Value (2)
Term Loan due 2027	$2,169.9	$2,183.5	$—	$—
ABL Revolving Credit Facility due 2025	—	—	145.2	145.2
Term Loan due 2023	—	—	2,064.8	2,070.0
9.25% Notes due 2024	—	—	805.3	750.0
12.00%/13.00% Senior PIK Toggle Notes due 2022	—	—	517.5	500.0
10.00% Notes due 2024	—	—	127.5	120.0

(1)On March 2, 2020, certain subsidiaries of Vertiv Holdings Co entered into a Term Loan Credit Agreement with various financial institutions for $2,200.0 of senior secured term loans. The proceeds of the Term Loan were used to repay or redeem in full certain outstanding indebtedness and pay certain fees and expenses. See Note 5, Debt for additional information.
(2)See Note 5 — Debt for additional information

(12) OTHER DEDUCTIONS, NET

Other deductions, net are summarized as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Amortization of intangibles (excluding software)	$128.7	$129.2	$146.2
Restructuring costs (see Note 3)	73.9	20.7	46.2
Foreign currency (gain) loss, net	26.0	(1.5)	(5.4)
Asset Impairments (see Note 4)	21.0	—	—
Contingent consideration	—	—	(10.0)
Other, net	2.2	(2.3)	1.8
Total	$251.8	$146.1	$178.8

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Foreign currency translation, beginning	$32.9	$43.2	$133.8
Other comprehensive income (loss)	72.0	(10.3)	(90.6)
Foreign currency translation, ending	104.9	32.9	43.2
Interest rate swaps, beginning	—	—	—
Unrealized losses deferred during the period	(32.8)	—	—
Interest rate swaps, ending	(32.8)	—	—
Pension, beginning	(14.8)	(1.4)	(0.3)
Actuarial gain (loss) deferred during the period, net of income taxes	(4.9)	(13.4)	(1.1)
Pension, ending	(19.7)	(14.8)	(1.4)
Tax receivable agreement, beginning	—	—	—
Unrealized gain (loss) during the period (1)	(0.9)	—	—
Tax receivable agreement, ending	(0.9)	—	—
Accumulated other comprehensive income (loss)	$51.5	$18.1	$41.8

(1)The fair value movement on the Tax Receivable Agreement attributable to our own credit risk spread is recorded in other comprehensive (loss) income.

(14) SEGMENT INFORMATION
The primary measure used for assessing segment performance and making operating decisions is earnings before interest and income taxes.

The segment performance measure excludes corporate and other costs which consist of headquarters management costs, stock-based compensation, interest expense, other incentive compensation, global digital costs, and costs that support global product platform development and offering management. Intersegment selling prices approximate market prices. Summarized information about the Company’s results of operations by business segment and product and service offering follows:

Americas includes products and services sold for applications within the data center, communication networks and commercial/industrial markets in North America and Latin America. This segment’s principal product and service offerings include:
•Critical infrastructure and solutions includes AC and DC power management, thermal management, and integrated modular solutions.
•Integrated rack solutions includes racks, rack power, rack power distribution, rack thermal systems, and configurable integrated solutions; and hardware for managing I.T. equipment.
•Services and spares includes preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and digital critical infrastructure software.
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

Business Segments

Sales	December 31, 2020	December 31, 2019	December 31, 2018
Americas	$2,055.1	$2,251.4	$2,175.6
Asia Pacific	1,431.4	1,378.0	1,346.9
Europe, Middle East & Africa	1,009.7	976.0	938.0
	4,496.2	4,605.4	4,460.5
Eliminations	(125.6)	(174.2)	(174.9)
Total	$4,370.6	$4,431.2	$4,285.6

Earnings (loss) from Continuing Operations before income taxes	December 31, 2020	December 31, 2019	December 31, 2018
Americas	$396.8	$358.1	$301.0
Asia Pacific	168.3	152.5	136.6
Europe, Middle East & Africa	90.5	64.8	29.8
	655.6	575.4	467.4
Corporate and other (1)	(616.1)	(369.3)	(449.6)
Interest expense, net	(150.4)	(310.4)	(288.8)
Total	$(110.9)	$(104.3)	$(271.0)

(1)Corporate and other includes a loss on extinguishment of debt of $174.0 for the year ended December 31, 2020. See Note 5 - Debt for additional information.

Total Assets	December 31, 2020	December 31, 2019
Americas	$2,165.8	$2,296.4
Asia Pacific	1,289.1	1,152.2
Europe, Middle East & Africa	1,070.0	947.5
	4,524.9	4,396.1
Corporate and other	548.9	261.3
Total	$5,073.8	$4,657.4

Intersegment sales	December 31, 2020	December 31, 2019	December 31, 2018
Americas	$14.5	$22.3	$29.9
Asia Pacific	63.0	100.0	102.7
Europe, Middle East & Africa	48.1	51.9	42.3
Total	$125.6	$174.2	$174.9

Depreciation and Amortization	December 31, 2020	December 31, 2019	December 31, 2018
Americas	$118.4	$122.2	$130.7
Asia Pacific	35.5	35.4	37.8
Europe, Middle East & Africa	24.8	24.0	35.8
Corporate and other	24.4	21.3	12.7
Total	$203.1	$202.9	$217.0

Capital Expenditures	December 31, 2020	December 31, 2019	December 31, 2018
Americas	$15.0	$23.5	$23.6
Asia Pacific	13.8	11.3	14.5
Europe, Middle East & Africa	12.4	10.0	21.7
Corporate and other	3.2	2.8	4.8
Total	$44.4	$47.6	$64.6

Sales by Destination	December 31, 2020	December 31, 2019	December 31, 2018
United States and Canada	$1,858.1	$2,017.4	$1,942.3
Europe	777.0	763.9	740.8
Asia	1,366.1	1,285.6	1,264.9
Latin America	180.6	213.0	195.9
Middle East/Africa	188.8	151.3	141.7
Total	$4,370.6	$4,431.2	$4,285.6

Sales in the U.S. were $1,762.4, $1,892.4, and $1,831.1 for the years ended December 31, 2020, 2019, and 2018, respectively, while sales in China were $778.5, $669.2, and $644.5, respectively.

Sales by Products and Services Offering	December 31, 2020	December 31, 2019 (1)	December 31, 2018 (1)
Critical infrastructure & solutions	$2,457.7	$2,467.5	$2,301.1
Service & spares	1,324.8	1,338.1	1,305.3
Integrated rack solutions	588.1	625.6	679.2
Total	$4,370.6	$4,431.2	$4,285.6

(1)Beginning in the second quarter of 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the year ended December 31, 2019 have been adjusted by $(165.1), $39.2, and $125.9, respectively, to reflect this modification. Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the year ended December 31, 2018 have been adjusted by $(150.7), $29.2, and $121.5, respectively, to reflect this modification.

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

Stock options

Stock options are generally granted to certain employees and directors to purchase common shares at an exercise price equal to the market price of the Company's stock at the date of the grant. Option awards generally vest 25% per year over 4 years of continuous service and have 10-year contractual terms.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The principal significant assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period equal to the expected life of the option); the expected option life (an estimate based on historical experience); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option). Because the Company only recently became publicly traded, we do not have sufficient historical information on which to base expected volatility. As such, our volatility assumption is based on the historical and implied volatility of similar public companies, which were identified considering factors such as industry, stage of life cycle, size, and financial leverage. Because the Company does not have a history of granting stock options, we do not have historical option exercise experience upon which we can estimate the expected term. As such, we estimate the expected term using the average of the vesting period and the contractual period of the award. A summary of the weighted average assumptions used in determining the fair value of stock options follows:

Year ended December 31, 2020
Expected volatility	27%
Expected option life in years	6.25
Expected dividend yield	0.08%
Risk-free interest rate	1.17%
Weighted-average fair value of stock options	$3.82

A summary of stock option activity follows:

	Options	Weighted-average exercise price per option	Weighted-average remaining contractual life in years	Aggregate intrinsic value (1)
Outstanding at January 1, 2020	—	$—	—	$—
Granted	7,431,872	11.91	8.83	—
Exercised	—	—	—	—
Forfeited and canceled	(318,843)	11.80	—	—
Outstanding at December 31, 2020	7,113,029	11.91	8.83	$48.1

(1)The aggregate intrinsic value in the table above represents the difference between the Company's most recent valuation and the exercise price of each in-the-money option on the last day of the period presented.

For the year ended December 31, 2020, total compensation expense relating to stock options was $5.6. At December 31, 2020, all options remain unvested. As of December 31, 2020, there was $21.6 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 3.19 years.

Restricted stock units

RSUs have been issued to certain employees and directors as of December 31, 2020 and entitle the holder to receive one common share for each RSU upon vesting. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, generally over four years. A summary of the RSU activity through December 31, 2020 follows:

	Restricted stock units	Weighted-average fair value per unit
Outstanding at January 1, 2020	—	$—
Granted	4,103,932	12.12
Exercised	—	—
Forfeited and canceled	(60,586)	8.50
Outstanding at December 31, 2020	4,043,346	12.17

For the year ended December 31, 2020, total compensation expense relating to RSUs was $7.4. At December 31, 2020, all RSUs remain unvested. As of December 31, 2020, there was $41.8 of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.45 years.

(16) EARNINGS (LOSS) PER SHARE

Basic earnings per common share is computed by dividing net earnings attributable to holders of the Company's Class A common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings attributable to holders of the Company's Class A common shares by the weighted average number of common shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.

The details of the earnings per share calculations for the years ended December 31, 2020, 2019, and 2018 are as follows (in millions, except per share and per share amounts):

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Net income (loss)	$(183.6)	$(140.8)	$(314.0)

Weighted-average number of common shares outstanding - basic	307,076,397	118,261,955	118,261,955
Dilutive effect of equity-based compensation and warrants	—	—	—
Weighted-average number of common shares outstanding - diluted	307,076,397	118,261,955	118,261,955

Net income per share
Basic	$(0.60)	$(1.19)	$(2.65)
Diluted	(0.60)	(1.19)	(2.65)

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

Stock awards and warrants were outstanding during the year ended December 31, 2020, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. The number of shares used in the calculation of diluted earnings per share did not include 11.2 million shares for the year ended December 31, 2020.

On December 17, 2020, the Company announced its plans to redeem for cash all of its outstanding public warrants to purchase shares of Vertiv's Class A common shares. During Q4 2020, $156.5 of cash was generated from the exercise of 13.6 million public warrants.
Subsequent to December 31, 2020, 9.3 million public warrants were exercised which generated cash proceeds of $107.5 in connection with Vertiv's notice of redemption to redeem for cash all of its outstanding public warrants to purchase shares of Class A common stock. Public warrants that remained exercised at 5 p.m. New York City time on January 18, 2021 were no longer exercisable, and the registered holders of such unexercised public warrants are entitled to receive the redemption price of $0.01 per warrant.

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

On May 10, 2018, the jury in the case of Bladeroom Group Limited, et al. v. Facebook, Inc., Emerson Electric Co., Emerson Network Power Solutions, Inc. (now known as Vertiv Solutions, Inc.) and Liebert Corporation returned a verdict in favor of the plaintiff in the amount of $30.0. The jury found the defendants breached a confidentiality agreement with Bladeroom, were unjustly enriched by such breach, improperly disclosed or used certain of the plaintiff’s trade secrets and the misappropriation of such trade secrets was willful and malicious. On March 11, 2019, the court entered orders in the case affirming the original award of $30.0 and imposing an additional award for punitive damages of $30.0 as well as attorney fees and interest. Under the terms of the purchase agreement with Emerson, the Company is indemnified for damages arising out of or relating to this case, including the above amounts. On August 12, 2019, judgment was entered, confirming the award entered on March 11, 2019. Emerson has submitted an appeal, and in connection with the appeal has submitted a surety bond underwritten by a third-party insurance company in the amount of $120.1. As of December 31, 2020, the Company had accrued $96.6 in accrued expenses, the full amount of the judgment, and recorded an offsetting indemnification receivable of $96.6 in other current assets related to this matter.

On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling shareholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling shareholders. On September 6, 2019, the selling shareholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration due to them. The selling shareholders assert that the applicable 2018 operating results were exceeded and that Vertiv owes $34.5 in earn-out, the highest amount of earn-out possible under the agreement. As of December 31, 2020 and December 31, 2019, the Company had accrued $2.8 in accrued expenses. Discovery is underway and a trial has been scheduled for September 2021. While Vertiv believes it has meritorious defenses against the assertions of the selling shareholders of Energy Labs, Vertiv is unable at this time to predict the outcome of this dispute. If Vertiv is unsuccessful, the ultimate resolution of this dispute could result in a loss of up to $31.7 in excess of the $2.8 accrued as well as costs and legal fees.

At December 31, 2020, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated financial statements, nor were there any material commitments outside the normal course of business other than those described above.

(18) QUARTERLY FINANCIAL INFORMATION (unaudited)

Select quarterly financial information is presented in the tables below for the quarterly periods (in millions, except per share amounts):

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales
Net sales - products	$647.2	$750.2	$891.1	$1,020.1
Net sales - services	250.1	255.5	270.9	285.4
Net sales	897.3	1,005.7	1,162.0	1,305.5
Costs and expenses
Cost of sales - products	463.2	515.3	596.7	715.1
Cost of sales - services	147.1	144.0	152.3	163.2
Cost of sales	610.3	659.3	749.0	878.3
Selling, general and administrative expenses	264.8	226.3	251.7	265.5
Loss on extinguishment of debt	174.0	—	—	—
Other deductions, net	34.4	49.5	126.2	41.6
Interest expense, net	68.9	30.1	26.4	25.0
Earnings (loss) before income taxes	(255.1)	40.5	8.7	95.1
Income tax expense	13.8	14.3	24.5	20.2
Net earnings (loss)	$(268.9)	$26.2	$(15.8)	$74.9

Earnings (loss) per share:
Basic	$(1.12)	$0.08	$(0.05)	$0.23
Diluted	$(1.12)	$0.08	$(0.05)	$0.22
Weighted-average shares outstanding
Basic	240,656,864	328,411,705	328,411,705	330,335,268
Diluted	240,656,864	331,136,080	328,411,705	345,136,798

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales
Net sales - products	$813.3	$865.3	$799.4	$878.1
Net sales - services	241.5	268.8	271.3	293.4
Net sales	1,054.8	1,134.1	1,070.7	1,171.5
Costs and expenses
Cost of sales - products	566.2	613.6	561.4	607.9
Cost of sales - services	141.4	153.3	158.0	176.4
Cost of sales	707.6	766.9	719.4	784.3
Selling, general and administrative expenses	286.4	263.3	259.3	291.8
Loss on extinguishment of debt	—	—	—	—
Other deductions, net	38.8	28.1	31.6	47.5
Interest expense, net	77.8	78.7	77.7	76.2
Earnings (loss) before income taxes	(55.8)	(2.9)	(17.3)	(28.3)
Income tax expense (benefit)	18.5	16.0	(3.6)	5.6
Net earnings (loss)	$(74.3)	$(18.9)	$(13.7)	$(33.9)

Earnings (loss) per share:
Basic and diluted	$(0.63)	$(0.16)	$(0.12)	$(0.29)
Weighted-average shares outstanding
Basic and diluted	118,261,955	118,261,955	118,261,955	118,261,955