Form 10-K/A
period 2020-12-31
Vertiv Holdings Co
filed 2021-04-30
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☐ No ☒

The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 30, 2020 (the last business day of the most recently completed second quarter) was approximately $3,339,190,951

As of April 23, 2021, there were 352,205,415 shares of our Class A common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2021 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTES

EXPLANATORY NOTE RELATED TO THE RESTATEMENT

This Amendment No. 1 to Form 10-K/A (this "Amendment" or "Form 10-K/A") amends the Vertiv Holdings Co (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020 originally filed with the Securities and Exchange Commission ("SEC") on March 1, 2021 by the Company (the "Original Filing"). This Amendment restates the Company's previously issued consolidated financial statements as of and for the year ended December 31, 2020. See Note 1, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the quarters during the year ended December 31, 2020 has also been restated. See Note 18, Quarterly Financial Information (unaudited), in Item 8, Financial Statements and Supplementary Data, for such restated information.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Public Warrants and Private Placement Warrants (the “Warrants”) issued in connection with the IPO of GSAH and recorded in equity in the Company’s consolidated balance sheet as a result of the merger and reverse recapitalization occurring on February 7, 2020. Because the Company’s Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, the Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet.

Accordingly, due to this restatement, the Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss) and comprehensive income (loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the warrants recognized.

When presenting diluted earnings (loss) per share in the Company’s Form 10-K/A for the year ended December 31, 2020, the shares issuable under the Warrants were considered for inclusion in the diluted share count in accordance with U.S. generally accepted accounting principles (“GAAP”). Since the shares issuable under the Warrants are issuable shares when exercised by the holders, they are included when computing diluted earnings (loss) per share to the extent such exercise is dilutive to EPS. Upon exercise, these shares are included in Class A common stock in the Company’s basic EPS share count from the date of issuance. Also, upon exercise, the liability would be extinguished and the fair value of the shares issued in settlement would be recorded as an increase in equity.
Impact of the Restatement

As a result of this restatement, the Warrants are now reflected as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss) and comprehensive income (loss).

The impact of these adjustments was an increase to net loss of $143.7 for the year ended December 31, 2020, an increase to total liabilities of $156.2 and a corresponding decrease to total equity of $156.2 as of December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash, or cash equivalents, or cash flows from operating, investing and financing activities.

See Note 1 to the Note to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In light of the restatement discussed above, the Company has reassessed the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020, and has concluded that its remediation plan of its previously disclosed material weaknesses will be expanded to address this matter, so as to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

Items Amended in this Form 10-K/A

For reasons discussed above, the Company is filing this Amendment in order to amend the following items in our Original 10-K Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment.

Part I, Item 1A. Risk Factors.
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II, Item 8. Financial Statements and Supplementary Data.
Part II, Item 9A. Controls and Procedures.

However, for the convenience of the reader, this Amendment sets forth the Original 10-K Filing in its entirety, as amended to reflect the restatement.

This Amendment speaks as of the filing date of the Original 10-K Filing and does not reflect events occurring after the filing date of the Original 10-K Filing.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the year ended December 31, 2020. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

In connection with the Business Combination, GS Acquisition Holdings Corp changed its name to Vertiv Holdings Co and changed the trading symbols for its units, each unit representing one share of Class A common stock and one-third of one redeemable Warrant to acquire one share of Class A common stock, that were issued in the IPO (less the number of units that have been separated into the underlying shares of Class A common stock (the “public shares”) and underlying Warrants (the “Public Warrants”) upon the request of the holder thereof) (the “units”), Class A common stock and Public

Warrants on the NYSE from “GSAH.U,” “GSAH.” “GSAH WS,” and to “VERT.U,” “VRT” and “VRT WS,” respectively. As a result of the Business Combination, Vertiv Holdings Co became the owner, directly or indirectly, of all of the assets of Vertiv and its subsidiaries, and the Vertiv Stockholder holds a portion of the Company’s Class A common stock. On
January 19, 2021, the Company redeemed the outstanding Public Warrants in full and the units and the Public
Warrants were subsequently delisted from NYSE.

Unless the context otherwise indicates or requires, references to (1) “the Company,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries following the Business Combination; (2) “GSAH” refer to GS Acquisition Holdings Corp prior to the Business Combination; and (3) “Vertiv” refer to Vertiv Holdings, LLC and its subsidiaries prior to the Business Combination. This Annual Report on Form 10-K/A principally describes the business and operations of the Company following the Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, capital structure, dividends, indebtedness, business strategy and plans and objectives of management for future operations, including as they relate to the anticipated effects of the Business Combination (as defined herein). These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K/A, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, including as they relate to the Business Combination, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management.

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated.

Forward-looking statements included in this Annual Report on Form 10-K/A speak only as of the date of this Annual Report on Form 10-K/A or any earlier date specified for such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors that may cause such differences include, but are not limited to competition; the ability of the Company to grow and manage growth profitably; maintain relationships with customers and suppliers; retain its management and key employees;; and factors relating to the business, operations and financial performance of the Company and its subsidiaries, including: global economic weakness, uncertainty and volatility; risks relating to the continued growth of the Company’s customers’ markets; failure to meet or anticipate technology changes; the unpredictability of the Company’s future operational results, including the ability to grow and manage growth profitably; disruption of the Company’s customers’ orders or the Company’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to properly manage the Company’s supply chain or difficulties with third-party manufacturers; competition in the infrastructure technologies industry; failure to realize the expected benefit from any rationalization, restructuring, and improvement efforts; disruption of, or changes in, the Company’s independent sales representatives, distributors and original equipment manufacturers; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from the Company’s backlog of orders and contracts; changes to tax law and the costs and liabilities associated with such changes and any tax audits that may arise; risks associated with future legislation and regulation of the Company’s customers’ markets both in the United States and abroad; costs or liabilities associated with product liability; the Company’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of the Company’s insurance coverage; a failure to benefit from future acquisitions; failure to realize the value of goodwill and intangible assets; the global scope of the Company’s operations; risks associated with the Company’s sales and operations in emerging markets; exposure to fluctuations in foreign currency exchange rates; the Company’s ability to comply with various laws and regulations, including, but not limited to, laws and regulations relating to environmental, data protection, data privacy, anti-corruption and international trade and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against us; the Company’s ability to protect or enforce its intellectual property and proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; risks associated with litigation or claims against the Company; the Company’s limited history of operating as an independent company; potential net losses in future periods; failure to remediate internal controls over financial reporting; the Company’s level of indebtedness and the ability to incur additional indebtedness; the Company’s ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; the Company’s ability to comply with the covenants and restrictions contained in our credit agreements is not fully within our control; the Company’s ability to access funding through capital markets; the Vertiv Stockholder’s significant ownership and influence over the Company; risks associated with the Company’s obligations to pay the Vertiv Stockholder portions of the tax benefits relating to pre-Business Combination tax assets and attributes; resales of our securities may cause volatility in the market price of our securities; our Organizational Documents contain provisions that may discourage unsolicited takeover proposals; our Certificate of Incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against us; the ability of the Company’s subsidiaries to pay dividends; volatility in our stock price due to various market and operational factors; our ability to maintain our listing on the NYSE and comply with listing requirements; risks associated with the failure of industry analysts to provide coverage of our business or our securities; and other risks and uncertainties indicated in this this Annual Report on Form 10-K/A including those under the heading “Item 1A. Risk Factors.”

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K/A prior to investing in our common stock. These risks are discussed more fully in the section titled “Item 1A. Risk Factors.” These risks and uncertainties include, but are not limited to, the following:
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
•We incur significant costs and devote substantial management time as a result of operating as a public company; we ceased to be an “emerging growth company;”
•Risk related to the increase in Class A common stock upon the exercise of outstanding warrants;
•The valuation of our Warrants could increase the volatility in our net income (loss)

The discussion of risk factors contained in "Item 1A. Risk Factors" herein includes forward-looking statements. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K/A. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

Public Warrants and Private Placement Warrants Agreement

As part of GSAH IPO on June 12, 2018, GS Acquisition Holdings Corp issued to third party investors 69,000,000 units, consisting of one share of Class A common stock and one-third of one redeemable warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”).

Simultaneously with the closing of the IPO, GSAH closed the private placement of an aggregate of 10,533,333 warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants” and, together with the public warrants, the “warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company (our “Sponsor”), at a price of $1.50 per private placement warrant, generating proceeds of $15.8. Each Private Placement Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share.

The Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrant.

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

This Annual Report on Form 10-K/A contains some of our trademarks, service marks and trade names, including, among others, Vertiv, Liebert, Chloride, NetSure, Geist, Energy Labs, Trellis, Alber, HVM and Avocent. Each one of these trademarks, service marks or trade names is either (1) our registered trademark, (2) a trademark for which we have a pending application, or (3) a trade name or service mark for which we claim common law rights. All other trademarks, trade names or service marks of any other company appearing in this Annual Report on Form 10-K/A belong to their respective owners. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K/A are presented without the TM, SM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our respective rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

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

We have identified material weaknesses in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.

During the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 we identified material weaknesses in internal control over financial reporting that related to (a) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes; and (b) the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively. In addition, as described in Note 1, Restatement of Previously Issued Consolidated Financial Statements, subsequent to the issuance of the Company’s 2020 consolidated financial statements, the Company’s management determined there was an error related to the accounting treatment of the Warrants previously issued. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

We have developed and are implementing a plan to remediate these material weaknesses and have concluded that our remediation plan of our previously disclosed material weaknesses will be expanded to address the restatement noted above to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements. However, we cannot assure you that this will occur within a specific timeframe. These material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our annual consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

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

Vertiv’s historical consolidated financial information included in this Form 10-K/A is not necessarily indicative of our future results of operations, financial condition or cash flows, nor does it reflect what Vertiv’s results of operations, financial condition or cash flows would have been as an independent company during the periods presented. Our financial condition and future results of operations could be materially different from amounts reflected in Vertiv’s historical financial statements prior to the Business Combination included elsewhere in this annual report, so it may be difficult for investors to compare our future results to Vertiv’s historical results or to evaluate our relative performance or trends in our business.

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

For the years ended December 31, 2020, 2019 and 2018, Vertiv recorded consolidated net losses of $327.3, $140.8 and $314.0, respectively. Our future results of operations are uncertain and we may continue to record net losses in future periods.

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

The exercise of Warrants for our Class A common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2020, we had Warrants to purchase an aggregate of 19,920,426 shares of our Class A common stock outstanding. All Public Warrants were exercised or redeemed as of January 22, 2021. To the extent remaining Private Placement Warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the then-existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A common stock.

The valuation of our Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).

The change in fair value of our Warrants is the result of changes in stock price and Warrants outstanding at each reporting period. The Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding Warrants issued in connection with the IPO of GSAH. Significant changes in our stock price or number of Warrants outstanding may adversely affect our net income (loss) in our consolidated statements of earnings (loss).

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

Item 6. Selected Financial Data

None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Unless the context otherwise indicates or requires, references to (1) “the Company,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries following the Business Combination; (2) “GSAH” refers to GS Acquisition Holdings Corp prior to the Business Combination; and (3) “Vertiv” refers to Vertiv Holdings, LLC and its subsidiaries prior to the Business Combination. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K/A.

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

(Dollars in millions)	2020	2019	$ Change	% Change
Net sales	$4,370.6	$4,431.2	$(60.6)	(1.4)%
Cost of sales	2,896.9	2,978.2	(81.3)	(2.7)%
Gross profit	1,473.7	1,453.0	20.7	1.4%
Selling, general and administrative expenses	1,008.4	1,100.8	(92.4)	(8.4)%
Loss on extinguishment of debt	174.0	—	174.0	—%
Change in fair value of warrant liabilities	143.7	—	143.7	—%
Other deductions, net	251.8	146.1	105.7	72.3%
Earnings (loss) before interest & income taxes	(104.2)	206.1	(310.3)	(150.6)%
Interest expense, net	150.4	310.4	(160.0)	(51.5)%
Income tax expense	72.7	36.5	36.2	99.2%
Net loss	$(327.3)	$(140.8)	$(186.5)	132.5%

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

Change in Fair Value of Warrant Liabilities

Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding Warrants issued in connection with the IPO of GSAH. The change in fair value of the outstanding Warrants during 2020 was $143.7. The change in fair value is the result of changes in market prices deriving the value of the financial instruments.

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

Earnings (loss) Before Interest & Income Taxes

Earnings (loss) before interest & income taxes in 2020 was $(104.2), a decrease in EBIT of $310.3 when compared to EBIT of $206.1 in 2019. On a segment basis, EBIT was $396.8 in the Americas, $168.3 in Asia Pacific, and $90.5 in EMEA. Corporate expenses were $759.8 in 2020, including the loss on extinguishment of debt of $174.0, the loss on change in fair value of warrant liabilities of $143.7, implementation of cost reduction initiatives, digital project implementation costs, costs that support global product platform development, and costs related to the merger with GSAH. See “Business Segments” below for additional details.

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

Income Taxes

Income tax expense was $72.7 in 2020 versus $36.5 in 2019. The effective rate in the year-to-date period is primarily influenced by the mix of income between our U.S. and non-U.S. operations, changes in valuation allowance for U.S. and

non-U.S. jurisdictions, the GILTI provisions of the Tax Cuts and Jobs Act ("the Tax Cuts and Jobs Act"), the change in fair value of warrant liabilities, remeasurement and legislative changes impacting the indefinite reinvestment liability, discrete changes in certain non-US valuation allowances and changes in the liability for uncertain tax positions. For the year ended December 31, 2019, income tax expense was primarily influenced by the impact of the GILTI provisions of the Tax Cuts and Jobs Act and the mix of income between our U.S. and non-U.S. operations which was offset by changes in valuation allowance for U.S. federal purposes.

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

Corporate and Other

Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $759.8 and $369.3 in 2020 and 2019, respectively. The $390.5 increase in corporate and other expenses in 2020 versus the comparable prior year was primarily due to the loss on extinguishment of debt of $174.0, as described in Note 5 to the consolidated financial statements, the loss on change in fair value of warrant liabilities of $143.7 as described in Note 11, Financial Instruments and Risk Management, to the consolidated financial statements, higher restructuring charges of $4.9, and asset impairment charges of $12.3.

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

Public and Private Placement Warrants
As part of GSAH and IPO on June 12, 2018, GSAH issued to third party investors 69,000,000 units, consisting of one share of Class A common stock and one-third of one redeemable Warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”).

Simultaneously with the closing of the IPO, GSAH closed the private placement of an aggregate of 10,533,333 Warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company (our “Sponsor”), at a price of $1.50 per Private Placement Warrant, generating proceeds of $15.8. Each Private Placement Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share.

Subsequent to the Business Combination, 9,387,093 Public Warrants and 10,533,333 Private Placement Warrants remained outstanding as of December 31, 2020. On January 19, 2021, the Company redeemed the outstanding Public Warrants in full and the units and the Public Warrants were subsequently delisted from NYSE.

The Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrant.

We evaluated the Public and Private Placement Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Since the Public and Private Placement Warrants meet the definition of a derivative under ASC 815, we recorded these Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of earnings (loss) and consolidated statements of comprehensive income (loss) at each reporting date. Because the Public Warrants were publicly traded and thus had an observable market price, fair value adjustments were determined by utilizing the market prices whereas the Private Placement Warrants were valued using a Black-Sholes-Merton pricing model as described in Note 11, Financial Instruments and Risk Management, to the consolidated financial statements. The changes in the fair value of the Warrants may be material to our future operating results.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K/A). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, because of material weaknesses in internal control over financial reporting described below.

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

Management has identified material weaknesses in controls related to (a) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes; (b) the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively. In light of the restatement discussed herein, the Company has reassessed the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020, and has concluded that its remediation plan of its previously disclosed material weaknesses will be expanded to address this matter to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

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

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this annual report on Form 10-K/A present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

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
•We will improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements;
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 1, 2021, except for the impact of the matter discussed in Note 1 - Restatement of Previously Issued Financial Statements, as to which the date is April 30, 2021, which expressed an unqualified opinion thereon.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

See Index to Consolidated Financial Statements appearing on page 57.

2. Financial Statement Schedules

All financial statement schedules called for under Regulation S-X are omitted because either they are not required under the related instructions, are included in the Consolidated Financial Statements or Notes thereto included elsewhere in this Annual Report on Form 10-K/A, or are not material.

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
Opinion on the Financial Statements
* Filed herewith.

Item 16. Form 10-K/A Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 30, 2021	Vertiv Holdings Co
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

/s/ Rob Johnson	Chief Executive Officer and Director	April 30, 2021
Rob Johnson	(Principal Executive Officer)

/s/ David J. Fallon	Chief Financial Officer	April 30, 2021
David J. Fallon	(Principal Financial Officer)

/s/ Scott A. Cripps	Chief Accounting Officer	April 30, 2021
Scott A. Cripps	(Principal Accounting Officer)

/s/ David M. Cote	Executive Chairman of the Board	April 30, 2021
David M. Cote

/s/ Joseph van Dokkum	Director	April 30, 2021
Joseph van Dokkum

/s/ Roger Fradin	Director	April 30, 2021
Roger Fradin

/s/ Jacob Kotzubei	Director	April 30, 2021
Jacob Kotzubei

/s/ Matthew Louie	Director	April 30, 2021
Matthew Louie

/s/ Edward L. Monser	Director	April 30, 2021
Edward L. Monser

/s/ Steven S. Reinemund	Director	April 30, 2021
Steven S. Reinemund

/s/ Robin L. Washington	Director	April 30, 2021
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

Restatement of 2020 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

Impairment Analysis of Goodwill of the Europe, Middle East & Africa Reporting Unit

Description of the Matter	At December 31, 2020, the Company’s goodwill was $607.2 million, and included $197.4 million related to the Europe, Middle East & Africa (EMEA) reporting unit. As disclosed in Notes 1 and 4 to the consolidated financial statements, goodwill is tested for impairment annually in the fourth quarter and whenever events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. The Company estimates the fair value of a reporting unit using a combination of market-based valuation methodologies and the income approach using discounted cash flows.

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
Grandview Heights, Ohio
March 1, 2021, except for the impact of the matter discussed in Note 1 - Restatement of Previously Issued Financial Statements, as to which the date is April 30, 2021

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	December 31, 2020 (as restated)	December 31, 2019	December 31, 2018
Net sales
Net sales - products	$3,308.8	$3,356.1	$3,230.3
Net sales - services	1,061.8	1,075.1	1,055.3
Net sales	4,370.6	4,431.2	4,285.6
Costs and expenses
Cost of sales - products	2,290.5	2,349.2	2,274.5
Cost of sales - services	606.4	629.0	590.7
Cost of sales	2,896.9	2,978.2	2,865.2
Selling, general and administrative expenses	1,008.4	1,100.8	1,223.8
Loss on extinguishment of debt	174.0	—	—
Change in fair value of warrant liabilities	143.7	—	—
Other deductions, net	251.8	146.1	178.8
Interest expense, net	150.4	310.4	288.8
Income (loss) from Continuing Operations before income taxes	(254.6)	(104.3)	(271.0)
Income tax expense	72.7	36.5	49.9
Income (loss) from Continuing Operations	(327.3)	(140.8)	(320.9)
Earnings (loss) from Discontinued Operations - net of income taxes	—	—	6.9
Net income (loss)	$(327.3)	$(140.8)	$(314.0)

Earnings (loss) per share:
Basic and diluted	$(1.07)	$(1.19)	$(2.65)
Weighted-average shares outstanding
Basic and diluted	307,076,397	118,261,955	118,261,955

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	December 31, 2020 (as restated)	December 31, 2019	December 31, 2018
Net income (loss)	$(327.3)	$(140.8)	$(314.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation	72.0	(10.3)	(90.6)
Interest rate swaps	(32.8)	—	—
Tax receivable agreement	(0.9)	—	—
Pension	(4.9)	(13.4)	(1.1)
Comprehensive income (loss)	$(293.9)	$(164.5)	$(405.7)

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	December 31, 2020 (as restated)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$534.6	$223.5
Accounts receivable, less allowances of $22.3 and $19.9, respectively	1,354.4	1,212.2
Inventories	446.6	401.0
Other current assets	183.2	180.7
Total current assets	2,518.8	2,017.4
Property, plant and equipment, net	427.6	428.2
Other assets:
Goodwill	607.2	605.8
Other intangible assets, net	1,302.5	1,441.6
Deferred income taxes	20.9	9.0
Other	196.8	155.4
Total other assets	2,127.4	2,211.8
Total assets	$5,073.8	$4,657.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$22.0	$—
Current portion of warrant liabilities	68.5	—
Accounts payable	730.5	636.8
Accrued expenses and other liabilities	901.8	867.7
Income taxes	18.8	15.2
Total current liabilities	1,741.6	1,519.7
Long-term debt, net	2,130.5	3,467.3
Deferred income taxes	116.5	124.7
Warrant liabilities	87.7	—
Other long-term liabilities	485.4	250.5
Total liabilities	4,561.7	5,362.2
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 342,024,612 and 118,261,955 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,791.8	277.7
Accumulated deficit	(1,331.2)	(1,000.6)
Accumulated other comprehensive (loss) income	51.5	18.1
Total equity (deficit)	512.1	(704.8)
Total liabilities and equity	$5,073.8	$4,657.4

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	December 31, 2020 (as restated)	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(327.3)	$(140.8)	$(314.0)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	60.3	57.1	60.4
Amortization	142.8	145.8	156.6
Deferred income taxes	(1.4)	(13.8)	(40.3)
Amortization of debt discount and issuance costs	10.5	27.9	25.5
Gain on sale of business	—	—	(6.9)
Loss on extinguishment of debt	174.0	—	—
Change in fair value of warrant liabilities	143.7	—	—
Asset impairments	21.0	—	—
Stock-based compensation	13.0	—	—
Changes in tax receivable agreement	21.3	—	—
Changes in operating working capital	(60.8)	(36.4)	(110.0)
Other	11.8	17.7	6.8
Net cash provided by (used for) operating activities	208.9	57.5	(221.9)
Cash flows from investing activities:
Capital expenditures	(44.4)	(47.6)	(64.6)
Investments in capitalized software	(8.3)	(22.7)	(41.2)
Proceeds from disposition of property, plant and equipment	7.0	5.0	18.0
Acquisition of Business, net of cash acquired	—	—	(124.3)
Proceeds from sale of Business	—	—	4.4
Net cash provided by (used for) investing activities	(45.7)	(65.3)	(207.7)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility	324.2	491.8	565.1
Repayments of ABL revolving credit facility	(470.5)	(591.2)	(320.0)
Proceeds from short-term borrowings	22.0	—	—
Repayment of short-term borrowings	(23.2)	—	—
Proceeds from the issuance of 10.00% Notes	—	114.2	—
Borrowing on Term Loan, net of discount	2,189.0	—	—
Repayment on Term Loan	(16.5)	—	—
Repayment on Prior Term Loan	(2,070.0)	—	—
Repayment of Prior Notes	(1,370.0)	—	—
Payment of redemption premiums	(75.0)	—	—
Payment of debt issuance costs	(11.2)	—	—
Proceeds from reverse recapitalization, net	1,832.5	—	—
Payment to Vertiv Stockholder	(341.6)	—	—
Dividend Payment	(3.3)	—	—
Proceeds from the exercise of warrants	156.5	—	—
Other financing	(2.2)	—	—
Net cash provided by (used for) financing activities	140.7	14.8	245.1
Effect of exchange rate changes on cash and cash equivalents	5.0	1.4	11.6
Increase (decrease) in cash, cash equivalents and restricted cash	308.9	8.4	(172.9)
Beginning cash, cash equivalents and restricted cash	233.7	225.3	398.2
Ending cash, cash equivalents and restricted cash	$542.6	$233.7	$225.3
Changes in operating working capital
Accounts receivable	$(114.8)	$39.8	$(139.6)
Inventories	(38.5)	85.5	(73.7)
Other current assets	7.8	(41.6)	(66.5)
Accounts payable	78.2	(140.8)	101.9
Accrued expenses and other liabilities	13.3	34.8	50.2
Income taxes	(6.8)	(14.1)	17.7
Total changes in operating working capital	$(60.8)	$(36.4)	$(110.0)
Supplemental Disclosures
Cash paid during the year for interest	$190.7	$271.5	$259.6
Cash paid during the year for income tax, net	64.7	48.7	58.0
Property and equipment acquired during the year for capital lease obligations	5.4	1.8	4.2
See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017, as originally reported	1,000,000	$—	$277.7	$(540.8)	$133.5	$(129.6)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2017, as recasted (1)	118,261,955	$—	$277.7	$(540.8)	$133.5	$(129.6)
Net loss	—	—	—	(314.0)	—	(314.0)
ASC 606 cumulative adjustment	—	—	—	(5.0)	—	(5.0)
Other comprehensive loss, net of tax	—	—	—	—	(91.7)	(91.7)
Balance as of December 31, 2018, as recasted (1)	118,261,955	$—	$277.7	$(859.8)	$41.8	$(540.3)

Balance at December 31, 2018, as originally reported	1,000,000	$—	$277.7	$(859.8)	$41.8	$(540.3)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2018, as recasted (1)	118,261,955	—	277.7	(859.8)	41.8	(540.3)
Net loss	—	—	—	(140.8)	—	(140.8)
Other comprehensive income, net of tax	—	—	—	—	(23.7)	(23.7)
Balance as of December 31, 2019, as recasted (1)	118,261,955	$—	$277.7	$(1,000.6)	$18.1	$(704.8)

Balance at December 31, 2019, as originally reported	1,000,000	$—	$277.7	$(1,000.6)	$18.1	$(704.8)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance as of December 31, 2019, as recasted (1)	118,261,955	—	277.7	(1,000.6)	18.1	(704.8)
Tax Receivable Agreement	—	—	(133.4)	—	—	(133.4)
Net loss	—	—	—	(327.3)	—	(327.3)
Stock issuance	123,900,000	—	1,195.1	—	—	1,195.1
Merger recapitalization (2)	86,249,750	—	179.4	—	—	179.4
Exercise of warrants (3)	13,612,907	—	260.4	—	—	260.4
Stock-based compensation	—	—	13.0	—	—	13.0
Dividend payment	—	—	—	(3.3)	—	(3.3)
Other merger adjustment	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss, net of tax	—	—	—	—	33.4	33.4
Balance as of December 31, 2020, as restated	342,024,612	$—	$1,791.8	$(1,331.2)	$51.5	$512.1

(1)The shares and earnings per share available to holders of the Company’s common shares, prior to the Business Combination, have been recasted as shares reflecting the exchange ratio established in the Business Combination (1.0 Vertiv Holdings share to 118.261955 Vertiv Holdings Co shares).
(2)As a result of the restatement the merger recapitalization has been reduced by the fair value of $116.4 of Warrants as a liability as of February 7, 2020.
(3)The exercise of Warrants includes $156.5 of cash received during the year ended December 31, 2020 for the exercise of Public Warrants and a reduction of warrant liabilities related to the exercise of the Warrants.

See accompanying Notes to Consolidated Financial Statement

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (as restated)

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

Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants issued in connection with the IPO of GSAH and recorded in equity to the Company’s consolidated balance sheet as a result of the merger and reverse recapitalization occurring on February 7, 2020. Because the Company’s Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, the Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet.

Accordingly, due to this restatement, the Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss) and comprehensive income (loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.

When presenting diluted earnings (loss) per share in the Company’s Form 10-K/A for the year ended December 31, 2020, the shares issuable under the Warrants were considered for inclusion in the diluted share count in accordance with U.S. generally accepted accounting principles (“GAAP”). Since the shares issuable under the Warrants are issuable shares when exercised by the holders, they are included when computing diluted earnings (loss) per share to the extend such exercise is dilutive to EPS. Upon exercise, these shares are included in Class A common stock in the Company’s basic EPS share count from the date of issuance. Also, upon exercise, the liability would be extinguished and the fair value of the shares issued in settlement would be recorded as an increase in equity.

The impact of this correction to the applicable reporting periods for the financial statement line items impacted is as follows (in millions, except per share data):

	Twelve Months Ended
	December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss):
Change in fair value of warrant liabilities	$—	$143.7	$143.7
Income (loss) from Continuing Operations before income taxes	$(110.9)	$(143.7)	$(254.6)
Income (loss) from Continuing Operations	$(183.6)	$(143.7)	$(327.3)
Net income (loss)	$(183.6)	$(143.7)	$(327.3)
Comprehensive income (loss)	$(150.2)	$(143.7)	$(293.9)

Earnings (loss) per share:
Basic and diluted	$(0.60)	$(0.47)	$(1.07)

	Twelve Months Ended
	December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Balance Sheets:
Current portion of warrant liabilities	$—	$68.5	$68.5
Total current liabilities	$1,673.1	$68.5	$1,741.6
Warrant liabilities	$—	$87.7	$87.7
Total liabilities	$4,405.5	$156.2	$4,561.7
Additional paid-in-capital	$1,804.3	$(12.5)	$1,791.8
Accumulated deficit	$(1,187.5)	$(143.7)	$(1,331.2)
Total equity (deficit)	$668.3	$(156.2)	$512.1

These errors had a non-cash impact, as such, the statement of cash flows for the interim and annual periods during the year ended December 31, 2020 reflect an adjustment to net income (loss) and a corresponding adjustment for the (gain) loss on the change in fair value of Warrants.

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

Public and Private Placement Warrants
As part of GS Acquisition Holdings Corp initial public offering on June 12, 2018, GS Acquisition Holdings Corp issued to third party investors 69,000,000 units, consisting of one share of Class A common stock and one-third of one redeemable Warrant, at a price of $10.00 per unit. Each whole Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”).

Simultaneously with the closing of the IPO, GSAH closed the private placement of an aggregate of 10,533,333 Warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company (our “Sponsor”), at a price of $1.50 per Private Placement Warrant, generating proceeds of $15.8. Each Private Placement Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share.

Subsequent to the Business Combination, 9,387,093 Public Warrants and 10,533,333 Private Placement Warrants remained outstanding as of December 31, 2020. On January 19, 2021, the Company redeemed the outstanding Public Warrants in full and the units and the Public Warrants were subsequently delisted from NYSE.

The Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrant.

We evaluated the Public and Private Placement Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a Warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the Warrant from being classified in equity and thus the Warrant should be classified as a liability.

Accordingly, due to this restatement, the Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss) and comprehensive income (loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.

Because the Public Warrants were publicly traded and thus had an observable market price, fair value adjustments were determined by utilizing the market prices whereas the Private Placement Warrants were valued using a Black-Sholes-Merton pricing model as described in Note 11, Financial Instruments and Risk Management, to the consolidated financial statements. The changes in the fair value of the Warrants may be material to our future operating results.

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

(8) INCOME TAXES (as restated)

The effective tax rate for continuing operations was (28.6)%, (35.0)%, and (18.4)%, for the years ended December 31, 2020, 2019, and 2018, respectively. The effective rate in the each period was primarily influenced by the mix of income between our U.S. and non-U.S. operations, favorable tax rates and incentives in non-U.S. jurisdictions, taxes accrued on unremitted earnings, withholding taxes on cross-border payments, changes in valuation allowance for U.S. federal and state purposes, the GILTI provisions of the Tax Cuts and Jobs Act (“the Act”), the change in fair value of warrant liabilities, and additional reserves for uncertain tax positions.

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

Earnings (loss) before income taxes from continuing operations consists of the following:

	December 31 2020 (as restated)	December 31, 2019	December 31, 2018
United States	$(373.2)	$(201.1)	$(351.4)
Non-U.S. (1)	118.6	96.8	80.4
Total loss before income taxes	$(254.6)	$(104.3)	$(271.0)

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

Reconciliation of U.S. federal statutory taxes to the Company’s total income tax expense (benefit) from continuing operations consists of the following:

	December 31, 2020 (as restated)	December 31, 2019	December 31, 2018
Taxes at U.S. statutory rate (21%)	$(53.5)	$(21.9)	$(56.9)
State and local taxes, net of federal tax benefit	(4.9)	(4.0)	(6.0)
Non-U.S. rate differential	4.6	4.3	4.2
Non-U.S. tax holidays	(9.2)	(4.6)	(1.8)
Uncertain tax positions	16.4	16.0	21.5
Tax Cuts and Jobs Act of 2017	—	—	(14.1)
Global intangible low-tax income inclusion	15.4	13.8	4.2
Change in valuation allowances	82.1	17.0	104.7
Taxes on undistributed foreign earnings and withholding/ dividend taxes	9.8	8.5	(2.3)
U.S. implications of non-U.S. earnings	(2.6)	(1.8)	12.3
R&D deduction/ credit	(7.9)	(2.2)	(11.8)
Non-taxable settlement of contingent consideration	—	—	(3.2)
Change in fair value of warrant liabilities	30.2	—	—
Other permanent differences	4.9	6.7	10.5
Impact of rate changes in non-U.S. jurisdictions	(2.6)	4.8	(1.3)
Outside basis difference on divestiture	—	—	(6.6)
Impact of transaction costs	(4.8)	—	—
Other (1)	(5.2)	(0.1)	(3.5)
Total income tax expense (benefit)	$72.7	$36.5	$49.9

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

(11) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (as restated)

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

Recurring fair value measurements

We elected to apply fair value option accounting to the Tax receivable agreement. A summary of the Company's financial instruments recognized at fair value, and the fair value measurements used, follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2020
Tax Receivable Agreement	155.6	—	—	155.6
Interest rate swaps	32.8	—	32.8	—
Public Warrants	68.5	68.5	—	—
Private Placement Warrants	87.7	—	87.7	—

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

Public Warrants — as the Public Warrants are traded in active markets, their value is derived using quoted market prices and are classified as Level 1 financial instruments.

Private Placement Warrants — The fair value of the Private Placement Warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. The significant assumptions which the Company used in the model are:

Private Placement Warrant valuation inputs	December 31, 2020 (as restated)
Stock price	$18.67
Strike price	$11.50
Remaining life	4.10
Volatility	30.6%
Interest rate (1)	0.27%
Dividend yield (2)	0.05%
1) - Interest rate determined from a constant maturity treasury yield
(2) - March 31, 2021 and December 31, 2020 dividend yield assumes $0.01 per share per annum.

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

(14) SEGMENT INFORMATION (as restated)
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
Business Segments

Sales	December 31, 2020	December 31, 2019	December 31, 2018
Americas	$2,055.1	$2,251.4	$2,175.6
Asia Pacific	1,431.4	1,378.0	1,346.9
Europe, Middle East & Africa	1,009.7	976.0	938.0
	4,496.2	4,605.4	4,460.5
Eliminations	(125.6)	(174.2)	(174.9)
Total	$4,370.6	$4,431.2	$4,285.6

Earnings (loss) from Continuing Operations before income taxes	December 31, 2020 (as restated)	December 31, 2019	December 31, 2018
Americas	$396.8	$358.1	$301.0
Asia Pacific	168.3	152.5	136.6
Europe, Middle East & Africa	90.5	64.8	29.8
	655.6	575.4	467.4
Corporate and other (1)	(759.8)	(369.3)	(449.6)
Interest expense, net	(150.4)	(310.4)	(288.8)
Total	$(254.6)	$(104.3)	$(271.0)

(1)Corporate and other includes a loss on extinguishment of debt of $174.0 for the year ended December 31, 2020. See Note 5 - Debt for additional information. Corporate and other also includes the change in fair value of warrant liabilities of $143.7 for the year ended December 31, 2020. See Note -11 Financial Statement and Risk Management for additional information.

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

(16) EARNINGS (LOSS) PER SHARE (as restated)

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

The details of the earnings per share calculations for the years ended December 31, 2020, 2019, and 2018 are as follows (in millions, except per share and per share amounts):

	Year ended December 31, 2020 (as restated)	Year ended December 31, 2019	Year ended December 31, 2018
Net income (loss)	$(327.3)	$(140.8)	$(314.0)

Weighted-average number of common shares outstanding - basic	307,076,397	118,261,955	118,261,955
Dilutive effect of equity-based compensation and warrants	—	—	—
Weighted-average number of common shares outstanding - diluted	307,076,397	118,261,955	118,261,955

Net income per share
Basic	$(1.07)	$(1.19)	$(2.65)
Diluted	(1.07)	(1.19)	(2.65)

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

Employee based stock awards and Warrants are considered in the calculation of dilutive earnings per share under the treasury stock method to the extent such instruments are in-the-money and not anti-dilutive. The calculation of dilutive earnings per share excluded 11.0 million shares for the year ended December 31, 2020 as their inclusion would be anti-dilutive.

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

(18) QUARTERLY FINANCIAL INFORMATION (unaudited and as restated)

Select quarterly financial information is presented in the tables below for the quarterly periods (in millions, except per share amounts):

2020 (as restated)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales
Net sales - products	$647.2	$750.2	$891.1	$1,020.1
Net sales - services	250.1	255.5	270.9	285.4
Net sales	897.3	1,005.7	1,162.0	1,305.5
Costs and expenses
Cost of sales - products	463.2	515.3	596.7	715.1
Cost of sales - services	147.1	144.0	152.3	163.2
Cost of sales	610.3	659.3	749.0	878.3
Selling, general and administrative expenses	264.8	226.3	251.7	265.5
Loss on extinguishment of debt	174.0	—	—	—
Change in fair value of warrant liabilities	(60.6)	82.2	87.7	34.4
Other deductions, net	34.4	49.5	126.2	41.6
Interest expense, net	68.9	30.1	26.4	25.0
Earnings (loss) before income taxes	(194.5)	(41.7)	(79.0)	60.7
Income tax expense	13.8	14.3	24.5	20.2
Net earnings (loss)	$(208.3)	$(56.0)	$(103.5)	$40.5

Earnings (loss) per share:
Basic	$(0.87)	$(0.17)	$(0.32)	$0.12
Diluted	$(0.87)	$(0.17)	$(0.32)	$0.12
Weighted-average shares outstanding
Basic	240,656,864	328,411,705	328,411,705	330,335,268
Diluted	240,656,864	328,411,705	328,411,705	333,294,298

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales
Net sales - products	$813.3	$865.3	$799.4	$878.1
Net sales - services	241.5	268.8	271.3	293.4
Net sales	1,054.8	1,134.1	1,070.7	1,171.5
Costs and expenses
Cost of sales - products	566.2	613.6	561.4	607.9
Cost of sales - services	141.4	153.3	158.0	176.4
Cost of sales	707.6	766.9	719.4	784.3
Selling, general and administrative expenses	286.4	263.3	259.3	291.8
Loss on extinguishment of debt	—	—	—	—
Other deductions, net	38.8	28.1	31.6	47.5
Interest expense, net	77.8	78.7	77.7	76.2
Earnings (loss) before income taxes	(55.8)	(2.9)	(17.3)	(28.3)
Income tax expense (benefit)	18.5	16.0	(3.6)	5.6
Net earnings (loss)	$(74.3)	$(18.9)	$(13.7)	$(33.9)

Earnings (loss) per share:
Basic and diluted	$(0.63)	$(0.16)	$(0.12)	$(0.29)
Weighted-average shares outstanding
Basic and diluted	118,261,955	118,261,955	118,261,955	118,261,955

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

In lieu of filing amended quarterly reports on Form 10-Q, the following tables represent our restated unaudited condensed consolidated financial statements for each of the quarters during the years ended December 31, 2020. See Note 1, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

Following the restated consolidated financial statement tables, we have presented a reconciliation from our prior periods, as previously reported, to the restated amounts. The amounts as previously reported were derived from our Quarterly Reports on Form 10-Q for the interim periods of 2020 and from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 1, 2021.

The following represents the reconciliation of our unaudited interim Consolidated Statements of Earnings (Loss) and our Consolidated Statements of Comprehensive Income for the three-months ended March 31, June 30, September 30, and December 31, 2020.

	Three Months Ended			Three Months Ended			Three Months Ended			Three Months Ended
	March 31 2020			June 30 2020			September 30 2020			December 31 2020
	As Reported	Restatement Impacts	As Restated	As Reported	Restatement Impacts	As Restated	As Reported	Restatement Impacts	As Restated	As Reported	Restatement Impacts	As Restated
Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)
Change in fair value of warrant liabilities	$—	$(60.6)	$(60.6)	$—	$82.2	$82.2	$—	$87.7	$87.7	$—	$34.4	$34.4
Income (loss) from Continuing Operations before income taxes	$(255.1)	$60.6	$(194.5)	$40.5	$(82.2)	$(41.7)	$8.7	$(87.7)	$(79.0)	$95.1	$(34.4)	$60.7
Income (loss) from Continuing Operations	$(268.9)	$60.6	$(208.3)	$26.2	$(82.2)	$(56.0)	$(15.8)	$(87.7)	$(103.5)	$74.9	$(34.4)	$40.5
Net income (loss)	$(268.9)	$60.6	$(208.3)	$26.2	$(82.2)	$(56.0)	$(15.8)	$(87.7)	$(103.5)	$74.9	$(34.4)	$40.5
Comprehensive income (loss)	$(321.5)	$60.6	$(260.9)	$16.9	$(82.2)	$(65.3)	$16.9	$(87.7)	$(70.8)	$137.5	$(34.4)	$103.1

Earnings (loss) per share
Basic	$(1.12)	$0.25	$(0.87)	$0.08	$(0.25)	$(0.17)	$(0.05)	$(0.27)	$(0.32)	$0.23	$(0.11)	$0.12
Diluted	$(1.12)	$0.25	$(0.87)	$0.08	$(0.25)	$(0.17)	$(0.05)	$(0.27)	$(0.32)	$0.22	$(0.10)	$0.12

The following represents the reconciliation of our unaudited interim Consolidated Statement of Earnings (loss) and our Consolidated Statements of Comprehensive Income for the six-months ended June 30, 2020 and nine-months ended September 30, 2020.

	Six Months Ended			Nine Months Ended
	June 30 2020			September 30 2020
	As Reported	Restatement Impacts	As Restated	As Reported	Restatement Impacts	As Restated
Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)
Change in fair value of warrant liabilities	$—	$21.6	$21.6	$—	$109.3	$109.3
Income (loss) from Continuing Operations before income taxes	$(214.6)	$(21.6)	$(236.2)	$(205.9)	$(109.3)	$(315.2)
Income (loss) from Continuing Operations	$(242.7)	$(21.6)	$(264.3)	$(258.5)	$(109.3)	$(367.8)
Net income (loss)	$(242.7)	$(21.6)	$(264.3)	$(258.5)	$(109.3)	$(367.8)
Comprehensive income (loss)	$(304.6)	$(21.6)	$(326.2)	$(287.7)	$(109.3)	$(397.0)

Earnings (loss) per share
Basic	$(0.85)	$(0.08)	$(0.93)	$(0.86)	$(0.36)	$(1.22)
Diluted	$(0.85)	$(0.08)	$(0.93)	$(0.86)	$(0.36)	$(1.22)
The following represents the reconciliation of our unaudited interim Consolidated Balance Sheets as of three month ended March 31, June 30, and September 30.

	March 31 2020			June 30 2020			September 30 2020
	As Reported	Restatement Impacts	As Restated	As Reported	Restatement Impacts	As Restated	As Reported	Restatement Impacts	As Restated
Consolidated Balance Sheets
Warrant liabilities	$—	$55.7	$55.7	$—	$137.9	$137.9	$—	$225.6	$225.6
Total liabilities	$4,298.0	$55.7	$4,353.7	$4,379.0	$137.9	$4,516.9	$4,400.0	$225.6	$4,625.6
Additional paid-in capital	$1,635.9	$(116.3)	$1,519.6	$1,638.0	$(116.3)	$1,521.7	$1,641.9	$(116.3)	$1,525.6
Accumulated deficit	$(1,269.5)	$60.6	$(1,208.9)	$(1,243.3)	$(21.6)	$(1,264.9)	$(1,259.1)	$(109.3)	$(1,368.4)
Total equity (deficit)	$331.9	$(55.7)	$276.2	$350.9	$(137.9)	$213.0	$371.7	$(225.6)	$146.1