Form 10-Q
period 2021-03-31
Vertiv Holdings Co
filed 2021-05-03
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2021, there were 352,206,525 shares of our Class A common stock, par value $0.0001, issued and outstanding.

Part I. Financial Information

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended March 31, 2021	Three months ended March 31, 2020 (as restated)
Net sales
Net sales - products	$844.0	$647.2
Net sales - services	254.4	250.1
Net sales	1,098.4	897.3
Costs and expenses
Cost of sales - products	593.4	463.2
Cost of sales - services	147.0	147.1
Cost of sales	740.4	610.3
Operating expenses
Selling, general and administrative expenses	250.1	264.8
Amortization of intangibles	31.8	32.4
Restructuring costs	2.0	(1.1)
Foreign currency (gain) loss, net	(6.9)	1.8
Other operating expense (income)	1.2	1.3
Operating profit (loss)	79.8	(12.2)
Interest expense, net	24.1	68.9
Loss on extinguishment of debt	0.4	174.0
Change in fair value of warrant liabilities	13.6	(60.6)
Income (loss) before income taxes	41.7	(194.5)
Income tax expense	10.0	13.8
Net income (loss)	$31.7	$(208.3)

Earnings (loss) per share:
Basic	$0.09	$(0.87)
Diluted	$0.09	$(0.87)
Weighted-average shares outstanding:
Basic	349,603,701	240,656,864
Diluted	353,448,585	240,656,864

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2021	Three months ended March 31, 2020 (as restated)
Net income (loss)	$31.7	$(208.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(36.1)	(54.3)
Interest rate swaps	33.9	(24.0)
Tax receivable agreement	4.1	25.9
Pension	(0.8)	(0.2)
Comprehensive income (loss)	$32.8	$(260.9)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	March 31, 2021	December 31, 2020 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$677.2	$534.6
Accounts receivable, less allowances of $21.7 and $22.3, respectively	1,294.5	1,354.4
Inventories	511.1	446.6
Other current assets	183.4	183.2
Total current assets	2,666.2	2,518.8
Property, plant and equipment, net	413.0	427.6
Other assets:
Goodwill	599.8	607.2
Other intangible assets, net	1,262.7	1,302.5
Deferred income taxes	18.1	20.9
Other	201.6	196.8
Total other assets	2,082.2	2,127.4
Total assets	$5,161.4	$5,073.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and short-term borrowings	$22.0	$22.0
Current portion of warrant liabilities	—	68.5
Accounts payable	737.8	730.5
Accrued expenses and other liabilities	869.2	901.8
Income taxes	16.4	18.8
Total current liabilities	1,645.4	1,741.6
Long-term debt, net	2,126.9	2,130.5
Deferred income taxes	104.0	116.5
Warrant liabilities	101.3	87.7
Other long-term liabilities	455.1	485.4
Total liabilities	4,432.7	4,561.7
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 351,516,790 and 342,024,612 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,975.6	1,791.8
Accumulated deficit	(1,299.5)	(1,331.2)
Accumulated other comprehensive (loss) income	52.6	51.5
Total equity	728.7	512.1
Total liabilities and equity	$5,161.4	$5,073.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2021	Three months ended March 31, 2020 (as restated)
Cash flows from operating activities:
Net income (loss)	$31.7	$(208.3)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	16.9	14.2
Amortization	35.3	36.3
Deferred income taxes	(7.5)	(3.6)
Amortization of debt discount and issuance costs	1.8	5.9
Loss on extinguishment of debt	0.4	174.0
Change in fair value of warrant liabilities	13.6	(60.6)
Changes in operating working capital	(44.6)	(139.2)
Stock based compensation	5.6	0.7
Changes in tax receivable agreement	1.8	9.0
Other	5.7	(23.1)
Net cash provided by (used for) operating activities	60.7	(194.7)
Cash flows from investing activities:
Capital expenditures	(16.8)	(6.7)
Investments in capitalized software	(1.1)	(1.8)
Net cash used for investing activities	(17.9)	(8.5)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility	—	324.2
Repayments of ABL revolving credit facility	—	(193.1)
Borrowing on Term Loan, net of discount	—	2,189.0
Repayment on Term Loan	(5.5)	—
Repayment on Prior Term Loan	—	(2,070.0)
Repayment of Prior Notes	—	(1,370.0)
Payment of redemption premiums	—	(75.0)
Payment of debt issuance costs	—	(11.2)
Proceeds from reverse recapitalization, net	—	1,827.0
Payment to Vertiv Stockholder	—	(341.6)
Proceeds from the exercise of warrants	107.5	—
Exercise of employee stock options	0.9	—
Net cash provided by financing activities	102.9	279.3
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(6.4)
Increase (decrease) in cash, cash equivalents and restricted cash	142.6	69.7
Beginning cash, cash equivalents and restricted cash	542.6	233.7
Ending cash, cash equivalents and restricted cash	$685.2	$303.4
Changes in operating working capital
Accounts receivable	$47.1	$63.8
Inventories	(68.4)	(46.0)
Other current assets	(5.3)	1.4
Accounts payable	20.7	(42.3)
Accrued expenses and other liabilities	(41.5)	(120.3)
Income taxes	2.8	4.2
Total changes in operating working capital	$(44.6)	$(139.2)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019, as originally reported	1,000,000	$—	$277.7	$(1,000.6)	$18.1	$(704.8)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2019, as recasted (1)	118,261,955	—	277.7	(1,000.6)	18.1	(704.8)
Tax Receivable Agreement	—		(133.4)	—	—	(133.4)
Net income (loss)	—	—		(208.3)	—	(208.3)
Stock issuance	123,900,000	—	1,195.1	—	—	1,195.1
Merger recapitalization (2)	86,249,750	—	179.5	—	—	179.5
Stock-based compensation	—	—	0.7	—	—	0.7
Other comprehensive loss, net of tax	—	—	—	—	(52.6)	(52.6)
Balance at March 31, 2020, as restated	328,411,705	$—	$1,519.6	$(1,208.9)	$(34.5)	$276.2

Balance at December 31, 2020, as restated	342,024,612	—	$1,791.8	$(1,331.2)	$51.5	$512.1
Net income (loss)	—	—	—	31.7	—	31.7
Exercise of employee stock options	76,047	—	0.9	—	—	0.9
Employee 401K match with Vertiv stock	69,309	—	1.3	—	—	1.3
Exercise of warrants (3)	9,346,822	—	176.0	—	—	176.0
Stock-based compensation	—	—	5.6	—	—	5.6
Other comprehensive loss, net of tax	—	—	—	—	1.1	1.1
Balance at March 31, 2021	351,516,790	$—	$1,975.6	$(1,299.5)	$52.6	$728.7

(1)The shares and earnings per share available to holders of the Company’s ordinary shares, prior to the business combination, have been recasted as shares reflecting the exchange ratio established in the business combination (1.0 Vertiv Holdings share to 118.261955 Vertiv Holdings Co shares).
(2)The merger recapitalization includes the fair value of $116.3 of Public Warrants and Private Placement Warrants as of February 7, 2020.
(3)The exercise of warrants includes $107.5 of cash received during the three months ended March 31, 2021 for the exercise of Public Warrants.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Vertiv Holdings Co
Notes to Consolidated Financial Statements (Unaudited)
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

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of the Company and its subsidiaries in which the Company has a controlling interest. These condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented.

The presentation of certain prior period amounts includes the reclassification of intangible amortization expense, restructuring costs and net foreign currency (gain) loss into separate components within operating expenses to conform to the current period presentation.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

The notes included herein should be read in conjunction with the Company's restated audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A filed with the SEC on April 30, 2021 (the "2020 Form 10-K/A").

As previously disclosed in our 2020 Form 10-K/A as filed on April 30, 2021, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting. We have restated herein our condensed consolidated financial statements as of and for the quarter ended March 31, 2020. We have also restated related amounts within the accompanying footnotes to the condensed consolidated financial statements.The impact to the quarter ended March 31, 2020 was a decrease to net loss of $60.6, an increase to Warrant liabilities of $55.7 and a corresponding decrease to Additional paid in capital of $116.3.

(3) REVENUE

The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Disaggregation of Revenues

Beginning in the second quarter of 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for the three months ended March 31, 2020 have been adjusted to reflect this modification. Additionally, product and service offering category names were revised as follows: Services & software solutions changed to Service & spares, and I.T. edge & infrastructure changed to Integrated rack solutions. There was no change in the description of the Critical infrastructure & solutions offering.

The following table disaggregates our revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended March 31, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$279.2	$216.3	$132.4	$627.9
Services & spares	154.2	95.5	72.1	321.8
Integrated rack solutions	68.1	45.6	35.0	148.7
Total	$501.5	$357.4	$239.5	$1,098.4

Timing of revenue recognition:
Products and services transferred at a point in time	$360.5	$281.6	$195.0	$837.1
Products and services transferred over time	141.0	75.8	44.5	261.3
Total	$501.5	$357.4	$239.5	$1,098.4

	Three months ended March 31, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$239.8	$116.3	$105.4	$461.5
Services & spares	161.6	79.3	65.4	306.3
Integrated rack solutions	65.3	28.3	35.9	129.5
Total	$466.7	$223.9	$206.7	$897.3

Timing of revenue recognition:
Products and services transferred at a point in time	$313.2	$160.9	$165.8	$639.9
Products and services transferred over time	153.5	63.0	40.9	257.4
Total	$466.7	$223.9	$206.7	$897.3

(1)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the three months ended March 31, 2020 have been adjusted by $(37.9), $3.7, and $34.2, respectively, to reflect the strategic realignment described above.

The opening and closing balances of our current and long-term contract assets and current and long-term deferred revenue are as follows:

	Balances at March 31, 2021	Balances at December 31, 2020
Deferred revenue - current (2)	$232.6	$199.6
Deferred revenue - noncurrent (3)	40.8	38.8
Other contract liabilities - current (2)	41.2	36.1

(2)Current deferred revenue and contract liabilities are included within accrued expenses and other liabilities.
(3)Noncurrent deferred revenue is recorded within other long-term liabilities.

Deferred revenue consists primarily of maintenance, extended warranty and other service contracts. We expect to recognize revenue of $16.6, $12.3 and $11.9 in fiscal year 2022, fiscal year 2023, and thereafter, respectively.

(4) RESTRUCTURING COSTS

Restructuring costs include expenses associated with the Company's efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include costs of moving fixed assets, employee training, relocation, and facility costs.

Restructuring costs by business segment are as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Americas	$0.7	$0.3
Asia Pacific	0.1	0.2
Europe, Middle East & Africa	1.2	(0.8)
Corporate	—	(0.8)
Total	$2.0	$(1.1)

The change in the liability for the restructuring of operations during the three months ended March 31, 2021 are as follows:

	December 31, 2020	Expense	Paid/Utilized	March 31, 2021
Severance and benefits	$68.9	$0.2	$(10.1)	$59.0
Plant closing and other	0.4	1.8	(1.8)	0.4
Total	$69.3	$2.0	$(11.9)	$59.4

The change in the liability for the restructuring of operations during the three months ended March 31, 2020 are as follows:

	December 31, 2019	Expense	Paid/Utilized	March 31, 2020
Severance and benefits	$21.6	$(1.5)	$(9.5)	$10.6
Plant closing and other	0.6	0.4	(0.4)	0.6
Total	$22.2	$(1.1)	$(9.9)	$11.2

(5) GOODWILL AND OTHER INTANGIBLES

Goodwill by business segment is as follows:

	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Balance, December 31, 2020	$359.2	$50.6	$197.4	$607.2
Foreign currency translation and other	(0.3)	(0.1)	(7.0)	(7.4)
Balance, March 31, 2021	$358.9	$50.5	$190.4	$599.8

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

As of March 31, 2021	Gross	Accumulated Amortization	Net
Customer relationships	$1,107.0	$(383.0)	$724.0
Developed technology	330.2	(152.1)	178.1
Capitalized software	94.1	(47.8)	46.3
Trademarks	38.8	(20.4)	18.4
Total finite-lived identifiable intangible assets	$1,570.1	$(603.3)	$966.8
Indefinite-lived trademarks	295.9	—	295.9
Total intangible assets	$1,866.0	$(603.3)	$1,262.7
As of December 31, 2020	Gross	Accumulated Amortization	Net
Customer relationships	$1,114.3	$(362.5)	$751.8
Developed technology	330.0	(144.8)	185.2
Capitalized software	94.2	(44.3)	49.9
Trademarks	39.0	(19.3)	19.7
Total finite-lived identifiable intangible assets	$1,577.5	$(570.9)	$1,006.6
Indefinite-lived trademarks	295.9	—	295.9
Total intangible assets	$1,873.4	$(570.9)	$1,302.5

Total intangible asset amortization expense for the three months ended March 31, 2021 was $35.3, The total expense for the three months ended March 31, 2021 including $0.3 and $3.2 being recorded in Cost of sales and Selling, general, and administrative expenses, respectively. The total expense for the three months ended March 31, 2020 was $36.3, including $0.5 and $3.4 recorded in Cost of sales and Selling, general, and administrative expenses, respectively.

(6) DEBT

Long-term debt, net, consists of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Term Loan due 2027	$2,178.0	$2,183.5
Unamortized discount and issuance costs	(29.1)	(31.0)
	2,148.9	2,152.5
Less: Current Portion	(22.0)	(22.0)
Total long-term debt, net of current portion	$2,126.9	$2,130.5

Contractual maturities of the Company’s debt obligations as of March 31, 2021 are shown below:

Term Loan
Remainder of 2021	$16.5
2022	22.0
2023	22.0
2024	22.0
2025	22.0
2026	22.0
Thereafter	2,051.5
Total	$2,178.0

Term Loan due 2027

On March 2, 2020, we completed a refinancing by entering into (i) Amendment No. 5 to the Prior-Asset Based Revolving Credit Agreement (as defined below), by and among, inter alia, Vertiv Group Corporation, a Delaware corporation (“Vertiv Group” or the “Borrower”) and an indirect wholly owned subsidiary of the Company, Vertiv Intermediate Holding II Corporation, a Delaware corporation (“Holdings”) and the direct parent of Vertiv Group, certain direct and indirect subsidiaries of Vertiv Group, as co-borrowers and guarantors thereunder, various financial institutions from time to time party thereto, as lenders, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “ABL Agent”), and certain other institutions as collateral agents and letter of credit issuers (the “ABL Amendment” and, the Prior Asset-Based Revolving Credit Agreement as amended by the ABL Amendment, the “ABL Revolving Credit Facility”), which ABL Amendment extended the maturity of, and made certain other modifications to, the Prior Asset-Based Revolving Credit Agreement and (ii) a new Term Loan Credit Agreement, by and among, inter alia, Holdings, Vertiv Group, as borrower, various financial institutions from time to time party thereto (the “Term Lenders”), and Citibank, N.A., as administrative agent (in such capacity, the “Term Agent”) (the “Original Term Loan Credit Agreement”), which Original Term Loan Credit Agreement provided for a $2,200.0 senior secured term loan (the "Term Loan"), the proceeds of which were used, together with certain borrowings under the ABL Revolving Credit Facility, to repay or redeem, as applicable, in full certain existing indebtedness and to pay certain fees and expenses as further set forth below. The refinancing transactions resulted in a reduction of our debt service requirements and an extension of the maturity profile of our indebtedness.

The proceeds of the Term Loan, together with certain borrowings under the ABL Revolving Credit Facility, were used to repay or redeem in full the outstanding indebtedness (the “Refinancing”) of the Borrower and of Vertiv Intermediate Holding Corporation, a Delaware corporation (“Holdco”) and an indirect parent of the Borrower, under the Borrower’s prior senior secured term loan credit facility the Borrower ’s and Holdco’s outstanding notes and to pay fees and expenses in connection with (a) entry into the Original Term Loan Credit Agreement, (b) entry into the ABL Amendment and (c) such repayments and redemptions.

Subject to certain conditions and without consent of the then-existing Term Lenders (but subject to the receipt of commitments), the Borrower may incur additional loans under Credit Agreement (as an increase to the Term Loan or as one or more new tranches of term loans) (“Incremental Term Loans”) in an aggregate principal amount of up to the sum of (a) the greater of $325.0 and 60.0% of Consolidated EBITDA (as defined in the Credit Agreement), plus (b) an amount equal to all voluntary prepayments, repurchases and redemptions of pari passu term loans borrowed under the Term Loan Credit Agreement and of certain other pari passu indebtedness incurred outside the Credit Agreement utilizing capacity that would otherwise be available for Incremental Term Loans, plus (c) an unlimited amount, so long as on a pro forma basis after giving effect thereto, (i) with respect to indebtedness secured by the Collateral (as defined below) on a pari passu basis with the Term Loan, the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) would not exceed 3.75:1.00 and (ii) with respect to indebtedness incurred outside of the Credit Agreement and secured by the Collateral on a junior basis with the Term Loan or that is unsecured, the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) would not exceed either (A) 5.25:1.00 or (B) if such indebtedness is incurred in connection with a permitted acquisition or other permitted investment, the Consolidated Total Net Leverage Ratio in effect immediately prior to the consummation of such transaction (the amounts referred to in clauses (a), (b) and (c), collectively, the “Incremental Amount”). Subject to certain conditions, the Borrower may incur additional indebtedness outside of the Credit Agreement using the then-available Incremental Amount in lieu of Incremental Term Loans.

The Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount, which commenced June 30, 2020. The interest rate applicable to the Term Loan is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of Citibank, N.A. on such day, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal funds and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus 2.00% or (b) one-, two-, three- or six-month LIBOR or, if agreed by all Term Lenders, 12-month LIBOR or, if agreed to by the Term Agent, any shorter period (selected at the option of the Borrower), plus 3.00%. Additionally, concurrent with the refinancing, Vertiv Group entered into interest rate swap agreements with an initial notional amount of $1,200.0, which was reduced to $1,000.0 during the first quarter of 2021 and will remain at $1,000.0 until the maturity of the Credit Agreement in 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. The borrowing rate of the Term Loan as of March 31, 2021 was 2.87%.

The Borrower may voluntarily prepay the Term Loan, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than, subject to certain exclusions, a 1.00% premium on any prepayment in connection with a repricing transaction prior to the date that is six months after entry into the Term Loan Amendment). The Borrower is required to repay the Term Loan with 50% of Excess Cash Flow (as defined in the Credit Agreement), 100% of the net cash proceeds of certain asset sales and casualty and condemnation events and the incurrence of certain other indebtedness, in each case, subject to certain step-downs, reinvestment rights, thresholds and other exceptions. Any portion of the Term Loan that is repaid or repaid may not be re-borrowed. Unless accelerated subject to the Terms of the Term Loan Credit Agreement, any amounts not otherwise prepaid or repaid shall mature on March 2, 2027.

The Borrower’s obligations under the Term Loan Credit Agreement are guaranteed by Holdings and all of the Borrower’s direct and indirect wholly-owned U.S. subsidiaries (subject to certain permitted exceptions) (collectively, the “Guarantors”). Subject to certain exceptions, the obligations of the Borrower and the Guarantors under the Credit Agreement and related documents are secured by a lien on substantially all of the assets of the Borrower and the Guarantors (the “Collateral”).

The Credit Agreement contains customary representations and warranties, affirmative, reporting and negative covenants, and events of default. The negative covenants include, among other things, restrictions on the ability of Holdings, the Borrower and its restricted subsidiaries to grant liens or security interests on assets, undertake mergers and consolidations, sell or otherwise transfer assets, pay dividends or make other distributions and restricted payments, incur indebtedness, make acquisitions, loans, advances or other investments, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or change lines of business, in each case, subject to certain thresholds and exceptions.

On March 10, 2021, the Borrower, as the borrower, Holdings and certain direct and indirect subsidiaries of the Borrower, as guarantors, entered into an Amendment No. 1 to Term Loan Credit Agreement (the “Term Loan Amendment” and, the
Original Term Loan Credit Agreement as amended by the Term Loan Amendment, the “Credit Agreement”) with the Term
Agent and the Term Lenders party thereto, which Term Loan Amendment made certain modifications to the Original Term
Loan Credit Agreement, including reducing the interest rate margins as specified above.

Pursuant to the Amendment, among other modifications, the interest rate margin for the Borrower’s outstanding term loans under the Credit Agreement was reduced by 0.25%, to 2.75% in respect of term loans bearing interest based on the LIBOR rate and to 1.75% in respect of term loans bearing interest based on a base rate defined in the Credit Agreement. The Company recognized a loss on the extinguishment of debt of $0.4 related to the Amendment.

The maturity date for such term loans remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged.

ABL Revolving Credit Facility

The ABL Amendment extended the maturity of, and made certain other modifications to, the Revolving Credit Agreement, dated as of November 30, 2016 (as amended, restated, supplemented or otherwise modified from time to time prior to March 2, 2020, the “Prior Asset-Based Revolving Credit Agreement”), by and among Holdings, the Borrower, certain subsidiaries of the Borrower, as co-borrowers (the "Co-Borrowers"), various financial institutions from time to time party thereto, as lenders (after giving effect to the ABL Amendment, the “ABL Lenders”), the ABL Agent and certain other institutions from time to time party thereto as collateral agents and letter of credit issuers. The ABL Revolving Credit Facility is available to the Borrower and the Co-Borrowers and provides for revolving loans in various currencies and under U.S. and foreign subfacilities, in an aggregate amount up to $455.0 with a letter of credit subfacility of $200.0 and a swingline subfacility of $75.0, in each case, subject to various borrowing bases. Borrowings under the ABL Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, certain eligible inventory and certain unrestricted cash, minus the amount of any applicable reserves. Borrowings under the ABL Revolving Credit Facility were used on March 2, 2020, together with the proceeds of the Term Loan, to consummate the Refinancing and for working capital purposes. Thereafter, borrowings under the ABL Revolving Credit Facility may be used for working capital and general corporate purposes.

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

The Borrower and Co Borrowers may voluntarily repay loans under the ABL Revolving Credit Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Borrower and Co Borrowers are required to make prepayment s under the ABL Revolving Credit Facility at any time when, and to the extent that, the aggregate amount of outstanding loans and letters of credit under the ABL Revolving Credit Facility exceeds the lesser of the then applicable aggregate commitments and the then applicable borrowing base. Subject to the satisfaction of certain customary conditions and the then applicable borrowing base, any amounts repaid may be re borrowed. Unless terminated subject to the terms of the ABL Revolving Credit Facility, all commitments under the ABL Revolving Credit Facility shall terminate, and any loans outstanding thereunder shall mature, on March 2, 2025.

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

The ABL Revolving Credit Facility contains customary representations and warranties, affirmative, reporting and negative covenants (including as to borrowing base-related matters), and events of default. The negative covenants include, among other things, restrictions on the ability of Holdings, the Borrower, the Co Borrowers and the restricted subsidiaries of the Borrower to grant liens or security interests on assets, undertake mergers and consolidations, sell or otherwise transfer assets, pay dividends or make other distributions and restricted payments, incur indebtedness, make acquisitions, loans, advances or other investments, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or change lines of business, in each case, subject to certain thresholds and exceptions. In addition, the the ABL Revolving Credit Facility requires the maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Revolving Credit Facility) on any date when Global Availability (as defined in the ABL Revolving Credit Facility) is less than the greater of (a) 10.0% of the aggregate commitments and (b) $30.0, of at least 1.00 to 1.00, tested for the four fiscal quarter period ended on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Global Availability has exceeded the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 for 30 consecutive calendar days.

At March 31, 2021, Vertiv Group and the Co-Borrowers had $433.9 of availability under the ABL Revolving Credit Facility (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers. Net of letters of credit outstanding in the aggregate principal amount of $21.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At March 31, 2021, there was no borrowing balance on the ABL Revolving Credit Facility.

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

Operating lease expense is as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Operating lease cost	$13.7	$12.8
Short-term and variable lease cost	5.2	7.5
Total lease cost	$18.9	$20.3

Supplemental cash flow information related to operating leases is as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - Payments on operating leases	$13.7	$13.0
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$10.2	$11.3

Supplemental balance sheet information related to operating leases is as follows:

	Financial statement line item	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	Other assets	$138.7	$145.8

Operating lease liabilities	Accrued expenses and other liabilities	40.6	42.3
Operating lease liabilities	Other long-term liabilities	102.1	107.3
Total lease liabilities		$142.7	$149.6

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	March 31, 2021	March 31, 2020
Weighted Average Remaining Lease Term	4.7 years	4.5 years
Weighted Average Discount Rate	5.8%	7.1%

Maturities of lease liabilities are as follows:

	As of March 31, 2021	As of December 30, 2020
	Operating Leases
2021	$37.5	$51.0
2022	41.5	41.4
2023	33.7	33.4
2024	21.5	20.9
2025	10.7	10.4
Thereafter	20.5	17.2
Total Lease Payments	165.4	174.3
Less: Imputed Interest	(22.7)	(24.7)
Present value of lease liabilities	$142.7	$149.6

(8) INCOME TAXES

The Company's effective tax rate was 24.0 percent and (7.1) percent for the three months ended March 31, 2021 and 2020, respectively. The effective rate in the current three month period is influenced by the mix of income between our U.S. and non-U.S. operations and reflects the negative impact of Global Intangible Low-Taxed Income (GILTI), which is partially offset by the benefit of changes in the U.S. valuation allowance. The effective rate for the comparative three month period was primarily influenced by the mix of income between our U.S. and non-U.S. operations, and the impact of valuation allowances offsetting the tax effect in the U.S. and certain other jurisdictions. The prior period also reflects discrete tax adjustments related to (1) a change in our indefinite reinvestment liability caused by movement in foreign currencies and legislative changes enacted during the quarter, and (2) adjustments related to uncertain tax positions.

The Company has provided for U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of March 31, 2021, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to determine the impact.

On March 18, 2020, the Families First Coronavirus Response Act (FFCR Act), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions that impact the Company, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. However, due to the significant interest and net operating loss carryforwards subject to valuation allowance, the FFCR Act and CARES Act positions do not have a material impact on the company’s annual effective tax rate or tax position.

(9) RELATED PARTY TRANSACTIONS

Services Agreement

The Company received certain corporate and advisory services from Platinum Equity Advisors, LLC ("Advisors"), and affiliates of Advisors. These services were provided pursuant to a corporate advisory services agreement ("the "CASA") between Advisors and the Company. During the three months ended March 31, 2020, the Company recorded $0.5 in charges related to the CASA. This agreement was terminated on February 7, 2020.

During the three months ended March 31, 2020, the Company recorded $25.0 in charges relating to services performed in connection with the Business Combination. These charges were recorded as a reduction of the cash acquired from GSAH within additional paid-in capital.

Transactions with Affiliates of Advisors

The Company also purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the three months ended March 31, 2021 and 2020 purchases were $14.5 and $12.8, respectively.

Tax Receivable Agreement

See Note 11 — Financial Instruments and Risk Management for additional information.

(10) OTHER FINANCIAL INFORMATION

	March 31, 2021	December 31, 2020
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$677.2	$534.6
Restricted cash included in other current assets	8.0	8.0
Total cash, cash equivalents, and restricted cash	$685.2	$542.6

	March 31, 2021	December 31, 2020
Inventories
Finished products	$227.3	$201.0
Raw materials	154.4	155.7
Work in process	129.4	89.9
Total inventories	$511.1	$446.6

	March 31, 2021	December 31, 2020
Property, plant and equipment, net
Machinery and equipment	$334.9	$322.4
Buildings	252.2	255.5
Land	46.6	47.4
Construction in progress	13.0	23.1
Property, plant and equipment, at cost	646.7	648.4
Less: Accumulated depreciation	(233.7)	(220.8)
Property, plant and equipment, net	$413.0	$427.6

	March 31, 2021	December 31, 2020
Accrued expenses and other liabilities
Deferred revenue	$232.6	$199.6
Accrued payroll and other employee compensation	103.4	138.5
Litigation reserve (see note 15)	96.2	96.6
Contract liabilities (see note 3)	41.2	36.1
Operating lease liabilities	40.6	42.3
Product warranty	36.8	36.5
Restructuring (see note 4)	59.4	69.3
Other	259.0	282.9
Total	$869.2	$901.8

	2021	2020
Change in product warranty accrual
Beginning balance, December 31	$36.5	$43.3
Provision charge to expense	6.4	7.4
Paid/utilized	(6.1)	(10.6)
Ending balance, March 31	$36.8	$40.1

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

Recurring fair value measurements

We elected to apply fair value option accounting to the Tax Receivable Agreement. A summary of the Company's financial instruments recognized at fair value, and the fair value measurements used, follows:

	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2021
Assets:
Interest rate swaps	Other noncurrent assets	$11.1	$—	$11.1	$—
Total assets		$11.1	$—	$11.1	$—

Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$10.0	$—	$10.0	$—
Tax Receivable Agreement	Other long-term liabilities	153.3	—	—	153.3
Private warrants	Warrant liabilities	101.3	—	101.3	—
Total liabilities		$264.6	$—	$111.3	$153.3

	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2020 (as restated)
Liabilities:
Tax Receivable Agreement	Other long-term liabilities	$155.6	$—	$—	$155.6
Interest rate swaps	Accrued expenses and other liabilities	10.3	—	10.3	—
Interest rate swaps	Other long-term liabilities	22.5	—	22.5	—
Public warrants	Current portion of warrant liabilities	68.5	68.5	—	—
Private warrants	Warrant liabilities	87.7	—	87.7	—
Total liabilities		$344.6	$68.5	$120.5	$155.6

Tax Receivable Agreement — value is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions including the timing and amount of future taxable income and realizability of tax attributes. When valuing the tax receivable liability at March 31, 2021, we utilized a discount rate of 3.8%. The discount rate was determined based on the risk-free rate and Vertiv's implied credit spread. A one percentage point change in the discount rate would result in a change in value of approximately $9.0 at March 31, 2021. Significant changes in unobservable inputs could result in material changes to the tax receivable liability.

Details of the changes in value for the Tax Receivable Agreement are as follows:

	2021	2020
Beginning liability balance, January 1	$155.6	$—
Tax receivable agreement, initially recorded	—	133.4
Change in fair value	(2.3)	(16.9)
Ending liability balance, March 31	$153.3	$116.5

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

Private warrants — the fair value of the Private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. The significant assumptions which the Company used in the model are:

Warrant valuation inputs	March 31, 2021	December 31, 2020 (as restated)
Stock price	$20.00	$18.67
Strike price	$11.50	$11.50
Remaining life	3.85	4.10
Volatility	32.0%	29.0%
Interest rate (1)	0.59%	0.27%
Dividend yield (2)	0.05%	0.05%
(1) - Interest rate determined from a constant maturity treasury yield
(2) - March 31, 2021 and December 31, 2020 dividend yield assumes $0.01 per share per annum.

Tax Receivable Agreement

Tax Receivable Agreement generally provides for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings in U.S. federal, state, local and certain foreign taxes, that we actually realize (or are deemed to realize) in periods after the closing of the Business Combination as a result of (i) increases in the tax basis of certain intangible assets of Vertiv resulting from certain pre-Business Combination acquisitions, (ii) certain U.S. federal income tax credits for increasing research activities (so-called “R&D credits”) and (iii) tax deductions in respect of certain Business Combination expenses. We expect to retain the benefit of the remaining 35% of these cash tax savings.

For purposes of the Tax Receivable Agreement, the applicable tax savings will generally be computed by comparing our actual tax liability for a given taxable year to the amount of such taxes that we would have been required to pay in such taxable year without the tax basis in certain intangible assets, the U.S. federal income tax R&D credits and the tax deductions for certain Business Combination expenses described above. Except as described below, the term of the Tax Receivable Agreement will continue for 12 taxable years following the closing of the Business Combination. However, the payments described in (i) and (ii) above will generally be deferred until the close of our third taxable year following the closing of the Business Combination. The payments described in (iii) above will generally be deferred until the close of our fourth taxable year following the closing of the Business Combination and then payable ratably over the following three taxable year periods regardless of whether we actually realize such tax benefits. Payments under the Tax Receivable Agreement are not conditioned on the Vertiv Stockholder’s continued ownership of our stock.

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

The Tax Receivable Agreement provides for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings realized (or deemed realized) over a 12-year period after the closing of the Business Combination. In the twelfth year of the Tax Receivable Agreement, an additional payment will be made to the Vertiv Stockholder based on 65% of the remaining tax benefits that have not been realized. The timing of expected future payments under the Tax Receivable Agreement are dependent upon various factors, including the existing tax bases at the time of the Business Combination, the realization of tax benefits, and changes in tax laws. However, as the Company is obligated to settle the remaining tax benefits after 12 years, the Company has concluded that the liability should be measured at fair value and recorded within other long-term liabilities in the unaudited condensed consolidated balance sheets. The Company has estimated total payments of approximately $191.5 on an undiscounted basis. The initial fair value of the estimated liability resulting from the Business Combination of $133.4 was included as an adjustment to Additional paid in capital. Subsequent measurements are recorded in Interest expense, net and Accumulated other comprehensive income, as appropriate based on the passage of time, change in risk-free rate and implied credit spread. Cash flows of the Tax Receivable Agreement are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spread. The fair value movement on the tax receivable agreement attributable to our own credit risk spread is recorded in Other comprehensive income. These estimates and assumptions are subject to change, which may materially affect the measurement of the liability.

We have recorded $1.8 and $9.0 in Interest expense, net for the three months ended March 31, 2021 and 2020, respectively, in the consolidated statement of earnings (loss). An unrealized gain of $4.1 and $25.9 was recorded in Accumulated other comprehensive income, related to the change in fair value of the tax receivable liability from the Business Combination to March 31, 2021 and March 31, 2020, respectively.

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

The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At March 31, 2021 interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The change in the fair value of interest rate swaps of $33.9 was recorded in Accumulated other comprehensive (loss) income on the balance sheet at March 31, 2021. The total fair value at March 31, 2021 consisted of $10.0 current portion recorded in Accrued expenses and other liabilities and a $11.1 non-current portion recorded in Other assets. The Company recognized $2.7 and zero in earnings for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the Company expects that approximately $10.0 of pre-tax net losses on cash flow hedges will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next twelve months.

Foreign Currency Exchange Rate Risk Management

We conduct business in several major international currencies and are, therefore, subject to risks associated with changing foreign currency exchange rates. We enter into various contracts that change in value as foreign currency exchange rates change to manage this exposure. Such contracts limit exposure to both favorable and unfavorable currency exchange rate fluctuations.

Other fair value measurements

We determine the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,159.0	$2,178.0	$2,169.9	$2,183.5

(1)See Note 6 — Debt for additional information

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Foreign currency translation, beginning	$104.9	$32.9
Other comprehensive income (loss)	(36.1)	(54.3)
Foreign currency translation, ending	68.8	(21.4)
Interest rate swaps, beginning	(32.8)	—
Unrealized gain (loss) deferred during the period (2)	33.9	(24.0)
Interest rate swaps, ending	1.1	(24.0)
Pension, beginning	(19.7)	(14.8)
Actuarial gains (losses) recognized during the period, net of income taxes	(0.8)	(0.2)
Pension, ending	(20.5)	(15.0)
Tax receivable agreement, beginning	(0.9)	—
Unrealized gain (loss) during the period (1)	4.1	25.9
Tax receivable agreement, ending	3.2	25.9
Accumulated other comprehensive income (loss)	$52.6	$(34.5)

(1)The fair value movement on the Tax Receivable Agreement attributable to our own credit risk spread is recorded in other comprehensive (loss) income.
(2)During the three months ended March 31, 2021 and 2020, $2.7 and $0.0, respectively, was reclassified into earnings.

(13) SEGMENT INFORMATION

Beginning in the first quarter of 2021, the primary income measure used for assessing segment performance and making operating decisions is operating profit (loss). Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include headquarters management costs, stock-based compensation, other incentive compensation, global IT costs, change in warrant liabilities, asset impairments, and costs that support global product platform development and offering management.

Vertiv determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker (CODM), which includes determining resource allocation methodologies used for reportable segments. During the first quarter of 2021 we reorganized our internal reporting and realigned our operating segment structure to how our CODM, our Chief Executive Officer, now allocates resources and makes decisions. The changes resulted in the identification of two new operating segments, 1) North Asia and 2) Australia & New Zealand, South East Asia and India (ASI) which previously were reported as our legacy Asia Pacific operating segment. Given the similarities of economic characteristics and other qualitative factors, we aggregate these operating segments, such that our reportable segments are unchanged.

In conjunction with the realignment, the Company concluded the new operating segments also comprised reporting units and the company tested goodwill for impairment for each reporting unit both immediately before and immediately after the business realignment. The Company allocated goodwill to the two new reporting units based on their relative fair value.

The goodwill impairment tests under both the legacy and new reporting unit structures concluded that no impairment existed during the first quarter of fiscal 2021.

Summarized information about the Company’s results of operations by reportable segment and product and service offering follows:

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

Asia Pacific includes products and services sold for applications within the data center, communication networks and commercial/industrial markets throughout North Asia and ASI. Products and services offered are similar to the Americas segment.

Europe, Middle East & Africa includes products and services sold for applications within the data center, communication networks and commercial/industrial markets in Europe, Middle East & Africa. Products and services offered are similar to the Americas segment.

Reportable Segments

Sales	Three months ended March 31, 2021	Three months ended March 31, 2020
Americas	$505.9	$469.4
Asia Pacific	377.6	239.1
Europe, Middle East & Africa	250.4	217.7
	1,133.9	926.2
Eliminations	(35.5)	(28.9)
Total	$1,098.4	$897.3

Intersegment sales (1)	Three months ended March 31, 2021	Three months ended March 31, 2020
Americas	$4.4	$2.7
Asia Pacific	20.2	15.2
Europe, Middle East & Africa	10.9	11.0
Total	$35.5	$28.9

(1)Intersegment selling prices approximate market prices.

Operating profit (loss) (1)	Three months ended March 31, 2021	Three months ended March 31, 2020
Americas	$126.4	$91.5
Asia Pacific	53.1	20.9
Europe, Middle East & Africa	33.4	20.8
Total reportable segments	212.9	133.2
Foreign currency gain (loss)	6.9	(1.8)
Corporate and other	(108.2)	(111.2)
Total corporate, other and eliminations	(101.3)	(113.0)
Amortization of intangibles	(31.8)	(32.4)
Operating profit (loss)	$79.8	$(12.2)

(1)Beginning in the first quarter of 2021, operating profit (loss) is the primary income measure used for assessing segment performance and making operating decisions. Comparative results for the three months ended March 31, 2020 have been presented in conformity with the updated format.

Total Assets	March 31, 2021	December 31, 2020
Americas	$2,150.3	$2,165.8
Asia Pacific	1,326.5	1,289.1
Europe, Middle East & Africa	987.9	1,070.0
	4,464.7	4,524.9
Corporate and other	696.7	548.9
Total	$5,161.4	$5,073.8

Sales by Products and Services Offering	Three months ended March 31, 2021	Three months ended March 31, 2020
Critical infrastructure & solutions	$627.9	$461.5
Services & spares	321.8	306.3
Integrated rack solutions	148.7	129.5
Total	$1,098.4	$897.3

(14) EARNINGS (LOSS) PER SHARE

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

The details of the earnings per share calculations for the three months ended March 31, 2021 and 2020 are as follows (in millions, except per share and per share amounts):

	Three months ended March 31, 2021	Three months ended March 31, 2020 (as restated)
Net income (loss) attributable to common shareholders	$31.7	$(208.3)

Weighted-average number of ordinary shares outstanding - basic	349,603,701	240,656,864
Dilutive effect of equity-based compensation and warrants	3,844,884	—
Weighted-average number of ordinary shares outstanding - diluted	353,448,585	240,656,864

Net income per share attributable to common shareholders
Basic	$0.09	$(0.87)
Diluted	0.09	(0.87)

Additional stock awards and warrants were outstanding during the three months ended March 31, 2020, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive awards and warrants represented 5.4 million and 33.5 million shares for the three months ended March 31, 2020, respectively.

(15) COMMITMENTS AND CONTINGENCIES

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

On May 10, 2018, the jury in the case of Bladeroom Group Limited, et al. v. Facebook, Inc., Emerson Electric Co., Emerson Network Power Solutions, Inc. (now known as Vertiv Solutions, Inc.) and Liebert Corporation returned a verdict in favor of the plaintiff in the amount of $30.0. The jury found the defendants breached a confidentiality agreement with Bladeroom, were unjustly enriched by such breach, improperly disclosed or used certain of the plaintiff’s trade secrets and the misappropriation of such trade secrets was willful and malicious. On March 11, 2019, the court entered orders in the case affirming the original award of $30.0 and imposing an additional award for punitive damages of $30.0 as well as attorney fees and interest. Under the terms of the purchase agreement with Emerson, the Company is indemnified for damages arising out of or relating to this case, including the above amounts. On August 12, 2019, judgment was entered, confirming the award entered on March 11, 2019. Emerson has submitted an appeal, and in connection with the appeal has submitted a surety bond underwritten by a third-party insurance company in the amount of $120.1. As of March 31, 2021, the Company had accrued $96.1 in accrued expenses, the full amount of the judgment, and recorded an offsetting indemnification receivable of $96.1 in other current assets related to this matter.

On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling shareholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling shareholders. On September 6, 2019, the selling shareholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration due to them. The selling shareholders assert that the applicable 2018 operating results were exceeded and that Vertiv owes $34.5 in earn-out, the highest amount of earn-out possible under the agreement. As of March 31, 2021 and December 31, 2020, the Company had accrued $2.8 in accrued expenses. Discovery is underway and a trial has been scheduled for February 2022. While Vertiv believes it has meritorious defenses against the assertions of the selling shareholders of Energy Labs, Vertiv is unable at this time to predict the outcome of this dispute. If Vertiv is unsuccessful, the ultimate resolution of this dispute could result in a loss of up to $31.7 in excess of the $2.8 accrued as well as costs and legal fees.

At March 31, 2021, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated financial statements, nor were there any material commitments outside the normal course of business other than those described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates or requires, references to (1) “the Company,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries following the Business Combination; (2) “GSAH” refers to GS Acquisition Holdings Corp prior to the Business Combination; and (3) “Holdings” refers to Vertiv Holdings, LLC and its subsidiaries prior to the Business Combination. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A filed April 30, 2021 for the year ended December 31, 2020.

Overview

We are a global leader in the design, manufacturing and servicing of critical digital infrastructure technology that powers, cools, deploys, secures and maintains electronics that process, store and transmit data. We provide this technology to data centers, communication networks and commercial and industrial environments worldwide. We aim to help create a world where critical technologies always work, and where we empower the vital applications of the digital world.

Key Developments

Below is a summary of selected key developments affecting our business during first quarter 2021:

•On March 10, 2021, Vertiv Group Corporation, a Delaware corporation (the “Borrower”) and an indirect wholly owned subsidiary of Vertiv Holdings Co, Vertiv Intermediate Holding II Corporation, a Delaware corporation
(“Holdings”) and the direct parent of Vertiv Group, and certain direct and indirect subsidiaries of the Borrower entered into an Amendment No. 1 to Term Loan Credit Agreement (the "Term Loan Amendment") with Citibank,
N.A., as administrative agent (in such capacity, the “Term Agent”), and the lenders party thereto, which Term Loan
Amendment amended the Term Loan Credit Agreement, dated as of March 2, 2020 (as amended by the Term
Loan Amendment, the “Term Loan Credit Agreement”), by and among Holdings, the Borrower, the Term Agent and the lenders from time to time party thereto, to, among other things, reduce the interest rate margin for the
Borrower’s outstanding term loans under the Term Loan Credit Agreement by 0.25%, to 2.75% in respect of term loans bearing interest based on the LIBOR rate and to 1.75% in respect of term loans bearing interest based on a base rate defined in the Term Loan Credit Agreement. The maturity date for such term loans remains March 2,
2027, and all other material provisions of the Original Term Loan Credit Agreement re main materially unchanged.
•On December 17, 2020, the Company announced its plans to redeem for cash all of its outstanding public warrants to purchase shares of our Class A common shares. In December 2020, $156.5 of cash was generated from the exercise of 13.6 million public warrants. In January 2021, 9.3 million public warrants were exercised generating cash proceeds of $107.5. Public warrants that remained unexercised as of 5 p.m. New York City time on January 19, 2021 were no longer exercisable, and the registered holders of such unexercised public warrants became entitled to receive the redemption price of $0.01 per warrant. All public warrants were exercised or redeemed as of January 22, 2021.

•As previously disclosed in our 2020 Form 10-K/A as filed on April 30, 2021, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting.

RESULTS OF OPERATIONS

Comparison of the quarters ended March 31, 2021 and March 31, 2020 (as restated)

(Dollars in millions)	2021	2020 (as restated)	$ Change	% Change
Net sales	$1,098.4	$897.3	$201.1	22.4%
Cost of sales	740.4	610.3	130.1	21.3%
Gross profit	358.0	287.0	71.0	24.7%
Selling, general and administrative expenses	250.1	264.8	(14.7)	5.6%
Amortization of intangibles	31.8	32.4	(0.6)	1.9%
Restructuring costs	2.0	(1.1)	3.1	281.8%
Foreign currency (gain) loss, net	(6.9)	1.8	(8.7)	483.3%
Other operating expense (income)	1.2	1.3	(0.1)	7.7%
Operating profit (loss)	79.8	(12.2)	92.0	754.1%
Interest expense, net	24.1	68.9	(44.8)	65.0%
Loss on extinguishment of debt	0.4	174.0	(173.6)	99.8%
Change in fair value of warrant liabilities	13.6	(60.6)	74.2	122.4%
Income tax expense (benefit)	10.0	13.8	(3.8)	27.5%
Net income (loss)	$31.7	$(208.3)	$240.0	115.2%

Net Sales

Net sales were $1,098.4 in Q1 2021, an increase of $201.1, or 22.4 percent, compared with $897.3 in Q1 2020. The increase in sales was primarily driven by recovery from the COVID-19 pandemic in the APAC segment coupled with demand gains in critical infrastructure and solutions. By offering, critical infrastructure & solutions sales increased $166.4 including the positive impacts from foreign currency of $14.4. Services & spares sales increased $15.5, including positive impacts from foreign currency of $7.8. Integrated rack solutions sales increased $19.2 including the positive impacts from foreign currency of $3.7.

Excluding intercompany sales, net sales were $501.5 in the Americas, $357.4 in Asia Pacific and $239.5 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.

Cost of Sales

Cost of sales were $740.4 in Q1 2021, an increase of $130.1, or 21.3 percent compared to Q1 2020. The increase in cost of sales was primarily due to the flow-through impact of higher net sales volume. Gross profit was $358.0 in Q1 2021, or 32.6 percent of sales, compared to $287.0, or 32.0 percent of sales in Q1 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $250.1 in Q1 2021, a decrease of $14.7 compared to Q1 2020. SG&A as a percentage of sales were 22.8 percent in Q1 2021 compared with 29.5 percent in Q1 2020. The decrease in SG&A was primarily the result of fixed cost reduction actions in response to the COVID-19 pandemic, including discretionary spending cuts, and one-time transaction related bonuses in 2020.

Other Operating Expenses

Other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). Other expenses was $28.1 for Q1 2021. This was a $6.3 decrease from Q1 2020. The decrease was primarily due to a change in foreign currency (gain) loss of $8.7, partially offset by increased restructuring costs of $3.1.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.4 in Q1 2021 related to lender fees associated with the Term Loan Amendment. This was a $173.6 decrease from the Q1 2020 loss that resulted from the repayment of indebtedness from the Business Combination and the subsequent Refinancing Transactions. In Q1 2020, we recognized a $99.0 write-off of deferred financing fees and a $75.0 early redemption premium on our $500.0 of 12.00%/13.00% Senior PIK Toggle Notes due 2022 (the “2022 Senior Notes”), $750.0 of 9.250% Senior Notes due 2024 (“2024 Senior Notes”) and $120.0 of 10.00% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes” and, collectively with the 2022 Senior Notes and 2024 Senior Notes, our “Prior Notes”).

Change in Fair Value of Warrant Liabilities

Change in Fair Value of Warrant Liabilities represents the mark- to -market fair value adjustments to the outstanding warrants issued in connection issued in connection with the IPO of GSAH. The change in fair value of the outstanding warrants during Q1 2021 was $13.6. The change in fair value of stock warrants is the result of changes in market prices deriving the value of the financial instruments.

Interest Expense

Interest expense, net, was $24.1 in Q1 2021 compared to $68.9 in Q1 2020. The $44.8 decrease is primarily due to the reduction in outstanding borrowings resulting from the business combination and lower interest rates secured through the debt refinancing, as described in Note 6 to the consolidated financial statements, offset by an increase due to accretion on the Tax Receivable Agreement and net settlement payments on the Company's interest rate swaps.

Income Taxes

Income tax expense was $10.0 in Q1 2021 versus $13.8 in Q1 2020. The effective rate in the year-to-date period is primarily influenced by the mix of income between our U.S. and non-U.S. operations, and reflects the negative impact of Global Intangible Low-Taxed Income (GILTI), which is partially offset by changes in valuation allowance in the U.S. For the three months ended March 31, 2020, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations and changes in valuation allowance offsetting the tax effect in the U.S. and certain other jurisdictions as well as discrete tax adjustments related to remeasurement and legislative changes impacting the indefinite reinvestment liability and changes in the liability for uncertain tax positions.

The Q1 2021 tax expense is lower than Q1 2020 primarily due to the change in mix of income, non-U.S. tax incentives and changes in valuation allowances in the U.S.

The effective tax rate in Q1 2020 reflected the effect of significant valuation allowances offsetting tax benefits otherwise generated by losses in that period. The effective tax rate in Q1 2021 reflects a more customary relationship between tax expense and pre-tax results, as profits were generated more consistently across jurisdictions than in the prior period.

Business Segments

The following is detail of business segment results for the three months ended March 31, 2021. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 13 — Segment Information, of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.

Americas

(Dollars in millions)	Three months ended March 31, 2021	Three months ended March 31, 2020	$ Change	% Change
Net sales	$501.5	$466.7	$34.8	7.5%
Operating profit (loss)	126.4	91.5	34.9	38.1%
Margin	25.2%	19.6%

Americas net sales of $501.5 in Q1 2021 increased $34.8, or 7.5 percent from Q1 2020. Sales growth was primarily driven by hyperscale demand in critical infrastructure and solutions, specifically in AC power and thermal product lines. By offering, net sales increased in critical infrastructure & solutions and integrated rack solutions by $39.4 and $2.8, respectively, partially offset by a decrease in service and spares by $7.4. Americas net sales were negatively impacted by foreign currency by approximately $2.2.

Operating profit (loss) in Q1 2021 was $126.4, an increase of $34.9 compared with Q1 2020. Margin improved primarily due to contribution margin improvements (volume leverage), and fixed cost management.

Asia Pacific

(Dollars in millions)	Three months ended March 31, 2021	Three months ended March 31, 2020	$ Change	% Change
Net sales	$357.4	$223.9	$133.5	59.6%
Operating profit (loss)	53.1	20.9	32.2	154.1%
Margin	14.9%	9.3%

Asia Pacific net sales were $357.4 in Q1 2021, an increase of $133.5, or 59.6 percent from Q1 2020. Sales increases in this segment were driven by COVID 19 recovery in China and India. Additionally, this segment experienced strong growth in large project lines such as data centers, 5G projects, and wind power. By offering, net sales increased in all offering categories, including gains in critical infrastructure & solutions, integrated rack solutions and service & spares of $100.0, $17.3 and $16.2, respectively. Additionally, Asia Pacific net sales were positively impacted by foreign currency of approximately $13.6.

Operating profit (loss) in Q1 2021 was $53.1, an increase of $32.2 compared with Q1 2020. Margin improvements were driven by leverage of fixed costs from high volume.

Europe, Middle East & Africa

(Dollars in millions)	Three months ended March 31, 2021	Three months ended March 31, 2020	$ Change	% Change
Net sales	$239.5	$206.7	$32.8	15.9%
Operating profit (loss)	33.4	20.8	12.6	60.6%
Margin	13.9%	10.1%

EMEA net sales were $239.5 in Q1 2021, an increase of $32.8, or 15.9 percent from Q1 2020. Sales increases were primarily due to deployment of large Colocation data centers in Europe. By product offering category, critical infrastructure & solutions and service & spares increased by $27.0 and $6.7, respectively, offset by a decline in integrated rack solutions of $0.9. Additionally, Europe, Middle East & Africa net sales were positively impacted by foreign currency of approximately $14.5.

Operating profit (loss) in Q1 2021 was $33.4, an increase of $12.6 compared with Q1 2020. Margin improved primarily due to fixed cost savings and contribution margin improvements (volume leverage, operation productivity, and pricing).

Vertiv Corporate and Other

Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $108.2 and $111.2 in Q1 2021 and Q1 2020, respectively.

Capital Resources and Liquidity

Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service. In connection with the consummation of the Business Combination on February 7, 2020, the Company used $1,464.0 of the proceeds from the Merger Consideration and PIPE Investment to pay down its existing debt. On March 2, 2020, Vertiv announced the closing of a new seven-year $2,200.0 term loan, the proceeds of which were used to repay in full its previous term loan and redeem in full its high-yield bonds, including its 9.25% senior notes, 12.0%/13.0% PIK toggle senior notes and 10.0% second-lien notes. On March 10, 2021, we amended our Term Loan Credit Agreement whereby the interest rate margin for our outstanding term loans under the Credit Agreement was reduced by 0.25% to 2.75%. The maturity date for such term loan remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged. Additionally, Holdings, Vertiv Group and certain of its subsidiaries closed an amendment on their $455.0 ABL Revolving Credit Facility which extended the maturity to March 2, 2025.

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

At March 31, 2021, we had $677.2 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $455.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $145.0. At March 31, 2021, Vertiv Group and certain other subsidiaries of the Company had $433.9 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $21.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.

Long-Term Debt Obligations

There is a discussion in Note 6 — Debt of the consolidated financial statements of the long-term debt arrangements issued by the Company with certain of our subsidiaries named as guarantors or co-borrowers.

Summary Statement of Cash Flows

Three months ended March 31, 2021 and 2020

(Dollars in millions)	2021	2020	$ Change	% Change
Net cash provided by (used for) operating activities	$60.7	$(194.7)	$255.4	(131.2)%
Net cash used for investing activities	(17.9)	(8.5)	(9.4)	110.6
Net cash provided by financing activities	102.9	279.3	(176.4)	(63.2)
Capital expenditures	(16.8)	(6.7)	(10.1)	150.7
Investments in capitalized software	(1.1)	(1.8)	0.7	(38.9)

Net Cash provided by (used for) Operating Activities

Net cash provided by operating activities was $60.7 in Q1 2021, a $255.4 increase in cash generation compared to Q1 2020. The increase in cash generation was primarily driven by higher sales and operating profit, lower cash paid for interest expense as a result of debt pay down and refinancing, improved trade working capital, and reduced one-time costs associated with the SPAC transactions in Q1 2020.

Net Cash used for Investing Activities.

Net cash used for investing activities was $17.9 in Q1 2021 compared to net cash used for investing activities of $8.5 in Q1 2020. The increased use of cash over the comparable period was primarily the result of increased capital expenditures.

Net Cash provided by Financing Activities

Net cash provided by financing activities was $102.9 in Q1 2021 compared to $279.3 in Q1 2020. The decrease in cash generation was primarily the result of Q1 2020 having many non-recurring financing activities such as the proceeds from the Business Combination of $1.827.0 partially offset by payments to the Vertiv Stockholder of $341.6 and repayments of Prior Notes of $1,370. Additionally, there were net borrowings on the ABL and Term Loan of $131.1 and $119.0, respectively. In Q1 2021, the financial activity was driven by proceeds from the exercise of warrants totaling $107.5.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2020 financial statements, as restated as part of our Form 10-K/A filed on April 30, 2021, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies of Form 10-K/A.

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

The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on Vertiv. There can be no assurance that future developments affecting Vertiv will be those that Vertiv has anticipated. Vertiv undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in its Annual
Report on Form 10 K for the year ended December 31, 2020 . These risk factors and those identified elsewhere in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: competition, the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; and factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; risks relating to the continued growth of Vertiv’s customers’ markets; failure to meet or anticipate technology changes; the unpredictability of Vertiv’s future operational results, including the ability to grow and manage growth profitably; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to properly manage Vertiv’s supply chain or difficulties with third-party manufacturers; competition in the infrastructure technologies industry; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; changes to tax law; ongoing tax audits; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States and abroad; costs or liabilities associated with product liability; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future acquisitions; failure to realize the value of goodwill and intangible assets; the global scope of the Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; exposure to fluctuations in foreign currency exchange rates; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; risks associated with litigation or claims against Vertiv; Vertiv's ability to realize cost savings in connection with Vertiv's restructuring program; risks associated with Vertiv’s limited history of operating as an independent company; potential net losses in future periods; failure to remediate internal controls over financial reporting; the Company’s level of indebtedness and the ability to incur additional indebtedness; Vertiv's ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; Vertiv's ability to comply with the covenants and restrictions contained in our credit agreements is not fully within our control; the Company’s ability to access funding through capital markets; the Vertiv Stockholder’s significant ownership and influence over the Company; risks associated with Vertiv's obligations to pay the Vertiv Stockholder portions of the tax benefits relating to pre-Business Combination tax assets and attributes; resales of Vertiv's securities may cause volatility in the market price of our securities; Vertiv's Organizational Documents contain provisions that may discourage unsolicited takeover proposals; Vertiv's Certificate of Incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it ; the ability of Vertiv's subsidiaries to pay dividends; volatility in Vertiv's stock price due to various market and operational factors; Vertiv's ability to maintain its listing on the NYSE and comply with listing requirements; risks associated with the failure of industry analysts to provide coverage of Vertiv's business or securities; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, because of material weaknesses in internal control over financial reporting described below.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes in Internal Control over Financial Reporting

We have undertaken strategic remediation actions, as discussed above, to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended March 31, 2021 but have not materially affected our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is set forth in Note 15 “Commitments, Contingencies and Guarantees” to
the Company’s condensed consolidated financial statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Item 1A. Risk Factors.

The Company's risk factors, as of March 31, 2021, have not materially changed from those described in Part 1, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 filed on April 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A) Recent Sales of Unregistered Securities

None.

B) Use of Proceeds from our Initial Public Offering of Common Stock

None.

C) Repurchases of Shares or of Company Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX - To be reviewed by Legal

Exhibit No.	Description
10.1
Amendment No. 1 to Term Loan Credit Agreement, dated as of March 10, 2021, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto, and Citibank, N.A., as administrative agent, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 10, 2021)

10.2	Aircraft Time Sharing Agreement by and between Vertiv Group Corporation and Rob Johnson dated February 12, 2021 (filed herewith).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2021	Vertiv Holdings Co
[/s/ Rob Johnson]
Name: Rob Johnson
Title: Chief Executive Officer

[/s/ David Fallon]
Name: David Fallon
Title: Chief Financial Officer