Form 10-Q
period 2021-06-30
Vertiv Holdings Co
filed 2021-08-02
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2021

or

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
Yes ☐ No ☒
As of July 30, 2021, there were 352,427,840 shares of our Class A common stock, par value $0.0001, issued and outstanding.

Part I. Financial Information

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Net sales
Net sales - products	$976.5	$750.2	$1,820.5	$1,397.4
Net sales - services	283.8	255.5	538.2	505.6
Net sales	1,260.3	1,005.7	2,358.7	1,903.0
Costs and expenses
Cost of sales - products	686.2	515.3	1,279.6	978.5
Cost of sales - services	164.8	144.0	311.8	291.1
Cost of sales	851.0	659.3	1,591.4	1,269.6
Operating expenses
Selling, general and administrative expenses	271.7	226.3	521.8	491.1
Amortization of intangibles	31.9	32.2	63.7	64.6
Restructuring costs	1.1	2.4	3.1	1.3
Foreign currency (gain) loss, net	4.1	2.8	(2.8)	4.6
Asset impairments	—	12.3	—	12.3
Other operating expense (income)	(1.7)	(0.2)	(0.5)	1.1
Operating profit (loss)	102.2	70.6	182.0	58.4
Interest expense, net	20.0	30.1	44.1	99.0
Loss on extinguishment of debt	—	—	0.4	174.0
Change in fair value of warrant liabilities	71.2	82.2	84.8	21.6
Income (loss) before income taxes	11.0	(41.7)	52.7	(236.2)
Income tax expense	1.3	14.3	11.3	28.1
Net income (loss)	$9.7	$(56.0)	$41.4	$(264.3)

Earnings (loss) per share:
Basic	$0.03	$(0.17)	$0.12	$(0.93)
Diluted	$0.03	$(0.17)	$0.12	$(0.93)
Weighted-average shares outstanding:
Basic	352,199,184	328,411,705	350,908,612	284,534,285
Diluted	356,652,811	328,411,705	354,883,869	284,534,285

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Net income (loss)	$9.7	$(56.0)	$41.4	$(264.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation	20.2	11.9	(15.9)	(42.4)
Interest rate swaps	(8.6)	(11.5)	25.3	(35.5)
Tax receivable agreement	(9.4)	(9.7)	(5.3)	16.2
Pension	0.2	—	(0.6)	(0.2)
Other comprehensive income (loss), net of tax	2.4	(9.3)	3.5	(61.9)
Comprehensive income (loss)	$12.1	$(65.3)	$44.9	$(326.2)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$708.8	$534.6
Accounts receivable, less allowances of $21.9 and $22.3, respectively	1,374.0	1,354.4
Inventories	551.4	446.6
Other current assets	215.2	183.2
Total current assets	2,849.4	2,518.8
Property, plant and equipment, net	409.2	427.6
Other assets:
Goodwill	603.1	607.2
Other intangible assets, net	1,235.1	1,302.5
Deferred income taxes	16.5	20.9
Other	218.7	196.8
Total other assets	2,073.4	2,127.4
Total assets	$5,332.0	$5,073.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$22.0
Current portion of warrant liabilities	—	68.5
Accounts payable	766.4	730.5
Accrued expenses and other liabilities	897.2	901.8
Income taxes	25.4	18.8
Total current liabilities	1,710.8	1,741.6
Long-term debt, net	2,122.8	2,130.5
Deferred income taxes	89.9	116.5
Warrant liabilities	172.5	87.7
Other long-term liabilities	492.3	485.4
Total liabilities	4,588.3	4,561.7
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 352,331,540 and 342,024,612 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,978.5	1,791.8
Accumulated deficit	(1,289.8)	(1,331.2)
Accumulated other comprehensive (loss) income	55.0	51.5
Total equity	743.7	512.1
Total liabilities and equity	$5,332.0	$5,073.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash flows from operating activities:
Net income (loss)	$41.4	$(264.3)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	35.2	28.5
Amortization	70.5	72.0
Deferred income taxes	(22.3)	(5.9)
Amortization of debt discount and issuance costs	3.3	7.6
Loss on extinguishment of debt	0.4	174.0
Change in fair value of warrant liabilities	84.8	21.6
Capitalized software write-off	—	12.3
Changes in operating working capital	(126.1)	(168.6)
Stock based compensation	11.8	3.2
Changes in tax receivable agreement	1.6	16.2
Other	19.4	(18.3)
Net cash provided by (used for) operating activities	120.0	(121.7)
Cash flows from investing activities:
Capital expenditures	(30.4)	(13.2)
Investments in capitalized software	(5.4)	(6.2)
Net cash used for investing activities	(35.8)	(19.4)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility	—	324.2
Repayments of ABL revolving credit facility	—	(199.1)
Proceeds from short-term borrowings	—	20.2
Borrowing on Term Loan, net of discount	—	2,189.0
Repayment on Term Loan	(10.9)	(5.5)
Repayment on Prior Term Loan	—	(2,070.0)
Repayment of Prior Notes	—	(1,370.0)
Payment of redemption premiums	—	(75.0)
Payment of debt issuance costs	—	(11.2)
Proceeds from reverse recapitalization, net	—	1,832.5
Payment to Vertiv Stockholder	—	(341.6)
Proceeds from the exercise of warrants	107.5	—
Exercise of employee stock options	2.1	—
Employee taxes paid from shares withheld	(7.0)	—
Net cash provided by financing activities	91.7	293.5
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(6.2)
Increase (decrease) in cash, cash equivalents and restricted cash	174.2	146.2
Beginning cash, cash equivalents and restricted cash	542.6	233.7
Ending cash, cash equivalents and restricted cash	$716.8	$379.9
Changes in operating working capital
Accounts receivable	$(28.4)	$27.2
Inventories	(107.3)	(66.9)
Other current assets	(8.1)	(1.2)
Accounts payable	50.9	(21.1)
Accrued expenses and other liabilities	(16.0)	(116.0)
Income taxes	(17.2)	9.4
Total changes in operating working capital	$(126.1)	$(168.6)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019, as originally reported	1,000,000	$—	$277.7	$(1,000.6)	$18.1	$(704.8)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2019, as recasted (1)	118,261,955	—	277.7	(1,000.6)	18.1	(704.8)
Tax Receivable Agreement	—		(133.4)	—	—	(133.4)
Net income (loss)	—	—		(208.3)	—	(208.3)
Stock issuance	123,900,000	—	1,195.1	—	—	1,195.1
Merger recapitalization (2)	86,249,750	—	179.5	—	—	179.5
Stock-based compensation	—	—	0.7	—	—	0.7
Other comprehensive income (loss), net of tax	—	—	—	—	(52.6)	(52.6)
Balance at March 31, 2020	328,411,705	$—	$1,519.6	$(1,208.9)	$(34.5)	$276.2
Net income (loss)	—	—	—	(56.0)	—	(56.0)
Stock-based compensation	—	—	2.5	—	—	2.5
Other merger adjustment	—	—	(0.4)	—	—	(0.4)
Other comprehensive income (loss), net of tax	—	—	—	—	(9.3)	(9.3)
Balance at June 30, 2020	328,411,705	$—	$1,521.7	$(1,264.9)	$(43.8)	$213.0

Balance at December 31, 2020	342,024,612	$—	$1,791.8	$(1,331.2)	$51.5	$512.1
Net income (loss)	—	—	—	31.7	—	31.7
Exercise of employee stock options	76,047	—	0.9	—	—	0.9
Employee 401K match with Vertiv stock	69,309	—	1.3	—	—	1.3
Exercise of warrants (3)	9,346,822	—	176.0	—	—	176.0
Stock-based compensation	—	—	5.6	—	—	5.6
Other comprehensive income (loss), net of tax	—	—	—	—	1.1	1.1
Balance at March 31, 2021	351,516,790	$—	$1,975.6	$(1,299.5)	$52.6	$728.7
Net income (loss)	—	—	—	9.7	—	9.7
Exercise of employee stock options	120,721	—	1.4	—	—	1.4
Stock comp activity, net of withholdings for tax (4)	586,139	—	(0.8)	—	—	(0.8)
Employee 401K match with Vertiv stock	107,890	—	2.3	—	—	2.3
Other comprehensive income (loss), net of tax	—	—	—	—	2.4	2.4
Balance at June 30, 2021	352,331,540	$—	$1,978.5	$(1,289.8)	$55.0	$743.7

(1)The shares and earnings per share available to holders of the Company’s capital stock, prior to the business combination, have been recasted as shares reflecting the exchange ratio established in the business combination (1.0 Vertiv Holdings share to 118.261955 Vertiv Holdings Co shares).
(2)The merger recapitalization includes the fair value of $116.3 of Public Warrants and Private Placement Warrants as of February 7, 2020.
(3)The exercise of warrants includes $107.5 of cash received during the three months ended March 31, 2021 for the exercise of Public Warrants.
(4)Net stock compensation activity includes 906,197 vested shares valued at $6.2 offset by 320,058 shares withheld for taxes valued at $7.0.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Vertiv Holdings Co
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as otherwise specified and per share amounts)
(1) DESCRIPTION OF BUSINESS
Vertiv Holdings Co ("Holdings Co", and together with its majority-owned subsidiaries, “Vertiv”, "we", "our", or "the Company"), formerly known as GS Acquisition Holdings Corp ("GSAH"), provides mission-critical infrastructure technologies and life cycle services for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include power conditioning and uninterruptible power systems, thermal management, integrated data center control devices, software, monitoring, and service. Vertiv manages and reports results of operations for three reportable segments: Americas; Asia Pacific; and Europe, Middle East & Africa.
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
The presentation of certain prior period amounts includes the reclassification of intangible amortization expense, restructuring costs and net foreign currency (gain) loss into separate components within operating expenses to conform to the current period presentation. In addition certain prior period amounts have been reclassed to confirm with current year presentation.
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
The notes included herein should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A filed with the SEC on April 30, 2021 (the "2020 Form 10-K/A").
(3) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Disaggregation of Revenues
Beginning in the second quarter of 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for the three and six months ended June 30, 2020 have been adjusted to reflect this modification. Additionally, product and service offering category names were revised as follows: Services & software solutions changed to Service & spares, and I.T. edge & infrastructure changed to Integrated rack solutions. There was no change in the description of the Critical infrastructure & solutions offering.

The following table disaggregates our revenue by business segment, product and service offering and timing of transfer of control:

	Three Months Ended June 30, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$305.3	$239.8	$181.7	$726.8
Services & spares	179.6	106.3	77.3	363.2
Integrated rack solutions	80.0	51.9	38.4	170.3
Total	$564.9	$398.0	$297.4	$1,260.3

Timing of revenue recognition:
Products and services transferred at a point in time	$403.1	$315.8	$248.3	$967.2
Products and services transferred over time	161.8	82.2	49.1	293.1
Total	$564.9	$398.0	$297.4	$1,260.3

	Three Months Ended June 30, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$251.1	$196.8	$99.4	$547.3
Services & spares	161.1	86.1	64.7	311.9
Integrated rack solutions	72.5	39.9	34.1	146.5
Total	$484.7	$322.8	$198.2	$1,005.7

Timing of revenue recognition:
Products and services transferred at a point in time	$332.4	$256.8	$153.4	$742.6
Products and services transferred over time	152.3	66.0	44.8	263.1
Total	$484.7	$322.8	$198.2	$1,005.7
(1)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the three months ended June 30, 2020 have been adjusted by $4.9, $(8.7), and $3.8, respectively, to reflect the strategic realignment described above.

	Six Months Ended June 30, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$584.8	$455.8	$314.1	$1,354.7
Services & spares	333.7	201.8	149.4	684.9
Integrated rack solutions	147.9	97.8	73.4	319.1
Total	$1,066.4	$755.4	$536.9	$2,358.7

Timing of revenue recognition:
Products and services transferred at a point in time	$763.6	$597.4	$443.3	$1,804.3
Products and services transferred over time	302.8	158.0	93.6	554.4
Total	$1,066.4	$755.4	$536.9	$2,358.7

	Six Months Ended June 30, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$491.2	$310.8	$204.7	$1,006.7
Services & spares	322.7	164.9	129.9	617.5
Integrated rack solutions	137.5	71.0	70.3	278.8
Total	$951.4	$546.7	$404.9	$1,903.0

Timing of revenue recognition:
Products and services transferred at a point in time	$645.6	$417.7	$319.2	$1,382.5
Products and services transferred over time	305.8	129.0	85.7	520.5
Total	$951.4	$546.7	$404.9	$1,903.0
(1)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the six months ended June 30, 2020 have been adjusted by $7.0, $(11.4), and $4.4, respectively, to reflect the strategic realignment described above.
The opening and closing balances of our current and long-term contract assets and current and long-term deferred revenue are as follows:

	Balances at June 30, 2021	Balances at December 31, 2020
Deferred revenue - current (1)	$231.1	$199.6
Deferred revenue - noncurrent (2)	42.3	38.8
Other contract liabilities - current (1)	50.5	36.1
(1)    Current deferred revenue and contract liabilities are included within accrued expenses and other liabilities.
(2)    Noncurrent deferred revenue is recorded within other long-term liabilities.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. We expect to recognize revenue of $13.2, $15.0 and $14.1 in fiscal year 2022, fiscal year 2023, and thereafter, respectively.
(4) RESTRUCTURING COSTS
Restructuring costs include expenses associated with the Company's efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include costs of moving fixed assets, employee training, relocation, and facility costs.
Restructuring costs by business segment are as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Americas	$1.4	$0.7	$2.1	$1.0
Asia Pacific	3.2	—	3.4	0.2
Europe, Middle East & Africa	(3.8)	1.6	(2.7)	0.8
Corporate	0.3	0.1	0.3	(0.7)
Total	$1.1	$2.4	$3.1	$1.3
The change in the liability for the restructuring of operations during the six months ended June 30, 2021 are as follows:

	December 31, 2020	Expense	Paid/Utilized	June 30, 2021
Severance and benefits	$68.9	$(0.4)	$(15.8)	$52.7
Plant closing and other	0.4	3.5	(3.6)	0.3
Total	$69.3	$3.1	$(19.4)	$53.0
The change in the liability for the restructuring of operations during the six months ended June 30, 2020 are as follows:

	December 31, 2019	Expense	Paid/Utilized	June 30, 2020
Severance and benefits	$21.6	$0.6	$(12.7)	$9.5
Plant closing and other	0.6	0.7	(0.8)	0.5
Total	$22.2	$1.3	$(13.5)	$10.0

(5) DEBT
Long-term debt, net, consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Term Loan due 2027 at 2.84% and 3.15% at June 30, 2021 and December 31, 2020, respectively.	$2,172.6	$2,183.5
Unamortized discount and issuance costs	(28.0)	(31.0)
	2,144.6	2,152.5
Less: Current Portion	(21.8)	(22.0)
Total long-term debt, net of current portion	$2,122.8	$2,130.5
Contractual maturities of the Company’s debt obligations as of June 30, 2021 are shown below:

Term Loan
Remainder of 2021	$10.9
2022	21.8
2023	21.8
2024	21.8
2025	21.8
2026	21.8
Thereafter	2,052.7
Total	$2,172.6
Amendment to the Term Loan due 2027
As previously disclosed, on March 10, 2021, Vertiv Group Corporation, a Delaware corporation and an indirect wholly owned subsidiary of the Company ("Vertiv Group" or the "Borrower"), Vertiv Intermediate Holding II Corporation, a Delaware corporation and the direct parent of Vertiv Group ("Holdings"), and certain direct and indirect subsidiaries of the Borrower, as guarantors, entered into an Amendment No. 1 to Term Loan Credit Agreement (the "Term Loan Amendment" and, the Original Term Loan Credit Agreement as amended by the Term Loan Amendment, the "Credit Agreement") with Citibank, N.A., as administrative agent (in such capacity, the “Term Agent”) and various financial institutions from time to time party thereto ("Term Lenders"), which Term Loan Amendment made certain modifications to the Term Loan Credit Agreement entered into by Borrower and the other parties on March 2, 2020 (the "Original Term Loan Credit Agreement"), including reducing the interest rate margins.
Pursuant to the Term Loan Amendment, among other modifications, the interest rate margin for the Borrower’s outstanding term loans under the Credit Agreement was reduced by 0.25%, to 2.75% in respect of term loans bearing interest based on the LIBOR rate and to 1.75% in respect of term loans bearing interest based on a base rate defined in the Credit Agreement. The Company recognized a "loss on the extinguishment of debt of $0.4 related to the Amendment for the six months ended June 30, 2021.
The maturity date for such term loans remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged.
ABL Revolving Credit Facility
At June 30, 2021, Vertiv Group as the Borrower and certain subsidiaries of the Borrower as co-borrowers (the "Co-Borrowers") had $434.9 of availability under the Asset Based Revolving Credit Facility (the "ABL Revolving Credit Facility") (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $20.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At June 30, 2021, there was no borrowing balance on the ABL Revolving Credit Facility.
(6) LEASES
The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 20 years, some of which have renewal and termination options. Termination options are exercisable at the Company's option. Terms and conditions to extend or terminate are recognized as part of the right-of-use assets and lease liabilities where prescribed by the guidance. The majority of our leases are operating leases. Finance leases, which are recorded in "Property, Plant, and Equipment", are immaterial to our condensed consolidated financial statements.

Operating lease expenses are recorded in "Cost of sales" and "Selling, general and administrative expenses" on the Unaudited Condensed Consolidated Statements of Earnings (Loss). Refer to the below table for a summary of these lease expenses:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Operating lease cost	$14.9	$12.3	$28.6	$25.2
Short-term and variable lease cost	5.3	5.6	10.5	13.1
Total lease cost	$20.2	$17.9	$39.1	$38.3
Supplemental cash flow information related to operating leases is as follows:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - Payments on operating leases	$27.9	$25.2
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$45.4	$24.6
Supplemental balance sheet information related to operating leases is as follows:

	Financial statement line item	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	Other assets	$163.9	$145.8

Operating lease liabilities	Accrued expenses and other liabilities	43.7	42.3
Operating lease liabilities	Other long-term liabilities	124.4	107.3
Total lease liabilities		$168.1	$149.6
Weighted average remaining lease terms and discount rates for operating leases are as follows:

	June 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term	5.7 years	4.5 years
Weighted Average Discount Rate	5.5%	5.8%
Maturities of lease liabilities are as follows:

	June 30, 2021	December 31, 2020
	Operating Leases
2021	$27.4	$51.0
2022	47.6	41.4
2023	39.7	33.4
2024	27.1	20.9
2025	16.1	10.4
Thereafter	41.8	17.2
Total Lease Payments	199.7	174.3
Less: Imputed Interest	(31.6)	(24.7)
Present value of lease liabilities	$168.1	$149.6

(7) INCOME TAXES
The Company's effective tax rate was 11.8%, 21.4%, (34.3)% and (11.9)% for the three and six months ended June 30, 2021 and 2020, respectively. The effective rate in the current three and six month periods are influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and reflect the negative impact of non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the quarter. This negative impact is partially offset by the benefit of certain internal reorganizations and tax elections outside the U.S. The effective rates for the comparative three and six month periods were primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances. The prior periods also reflect a discrete tax benefit related to a change in our indefinite reinvestment liability caused by legislative changes enacted during the periods and movement in foreign currencies.
The Company has provided for U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of June 30, 2021, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to determine the impact.
(8) RELATED PARTY TRANSACTIONS
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
During the three months ended March 31, 2020, the Company recorded $5.5 of cash related to a true-up of merger consideration in connection with the business combination.
Transactions with Affiliates of Advisors
The Company also purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the three and six months ended June 30, 2021 and 2020 purchases were $19.1, $33.7, $12.9 and $24.4, respectively. Accounts payable from affiliates of Advisors were insignificant as of June 30, 2021 and December 31, 2020.
Tax Receivable Agreement
See Note 10 — Financial Instruments and Risk Management for additional information.

(9) OTHER FINANCIAL INFORMATION

	June 30, 2021	December 31, 2020
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$708.8	$534.6
Restricted cash included in other current assets	8.0	8.0
Total cash, cash equivalents, and restricted cash	$716.8	$542.6

	June 30, 2021	December 31, 2020
Inventories
Finished products	$222.9	$201.0
Raw materials	177.2	155.7
Work in process	151.3	89.9
Total inventories	$551.4	$446.6

	June 30, 2021	December 31, 2020
Property, plant and equipment, net
Machinery and equipment	$341.3	$322.4
Buildings	255.0	255.5
Land	46.9	47.4
Construction in progress	16.7	23.1
Property, plant and equipment, at cost	659.9	648.4
Less: Accumulated depreciation	(250.7)	(220.8)
Property, plant and equipment, net	$409.2	$427.6

	June 30, 2021	December 31, 2020
Accrued expenses and other liabilities
Deferred revenue	$231.1	$199.6
Accrued payroll and other employee compensation	119.1	138.5
Litigation reserve (see note 14)	96.2	96.6
Contract liabilities (see note 3)	50.5	36.1
Operating lease liabilities	43.7	42.3
Product warranty	35.9	36.5
Restructuring (see note 4)	53.0	69.3
Other	267.7	282.9
Total	$897.2	$901.8

	2021	2020
Change in product warranty accrual
Beginning balance, January 1	$36.5	$43.3
Provision charge to expense	11.3	13.2
Paid/utilized	(11.9)	(19.6)
Ending balance, June 30,	$35.9	$36.9
(10) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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

	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
June 30, 2021
Assets:
Interest rate swaps	Other noncurrent assets	$2.7	$—	$2.7	$—
Total assets		$2.7	$—	$2.7	$—

Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$10.2	$—	$10.2	$—
Tax Receivable Agreement	Other long-term liabilities	162.5	—	—	162.5
Private warrants	Warrant liabilities	172.5	—	172.5	—
Total liabilities		$345.2	$—	$182.7	$162.5

	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2020
Liabilities:
Tax Receivable Agreement	Other long-term liabilities	$155.6	$—	$—	$155.6
Interest rate swaps	Accrued expenses and other liabilities	10.3	—	10.3	—
Interest rate swaps	Other long-term liabilities	22.5	—	22.5	—
Public warrants	Current portion of warrant liabilities	68.5	68.5	—	—
Private warrants	Warrant liabilities	87.7	—	87.7	—
Total liabilities		$344.6	$68.5	$120.5	$155.6

Tax Receivable Agreement — The Company has estimated total payments of approximately $191.5 on an undiscounted basis. The initial fair value of the estimated liability resulting from the business combination of $133.4 was included as an adjustment to Additional paid in capital. Subsequent measurements are recorded in "Interest expense, net" in the Unaudited Condensed Consolidated Statements of Earnings (Loss) and "Accumulated other comprehensive income" in the Unaudited Condensed Consolidated Balance Sheets, as appropriate based on the passage of time, change in risk-free rate and implied credit spread. Cash flows of the Tax Receivable Agreement are discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spread. The fair value movement on the tax receivable agreement attributable to our own credit risk spread is recorded in "Accumulated other comprehensive income" in the Unaudited Condensed Consolidated Balance Sheets. These estimates and assumptions are subject to change, which may materially affect the measurement of the liability.

We have recorded $(0.1), $1.6, $7.1 and $16.2 of accretion expense in "Interest expense, net" for the three and six months ended June 30, 2021 and 2020, respectively, in the Unaudited Condensed Consolidated Statement of Earnings (Loss). An unrealized gain (loss) of $(9.4), $(5.3), $(9.7) and $16.2 was recorded in "Accumulated other comprehensive income" in the Unaudited Condensed Consolidated Balance Sheets, related to the change in fair value of the tax receivable liability for the three and six months ended June 30, 2021 and 2020, respectively.
The value of the Tax Receivable Agreement is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions including the timing and amount of future taxable income and realizability of tax attributes. When valuing the tax receivable liability at June 30, 2021, we utilized a discount rate of 2.9%. The discount rate was determined based on the risk-free rate and Vertiv's implied credit spread. A one percentage point change in the discount rate would result in a change in value of approximately $11.0 at June 30, 2021. Significant changes in unobservable inputs could result in material changes to the tax receivable liability.
Details of the changes in value for the Tax Receivable Agreement are as follows:

	2021	2020
Beginning liability balance, January 1	$155.6	$—
Tax receivable agreement, initially recorded	—	133.4
Change in fair value	6.9	(0.1)
Ending liability balance, June 30,	$162.5	$133.3

Interest rate swaps — From time to time the Company may enter into derivative financial instruments designed to hedge the variability in interest expense on floating rate debt. Derivatives are recognized as assets or liabilities in the Consolidated Balance Sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are deferred through other comprehensive earnings, depending on the nature and effectiveness of the offset.
Concurrent with the refinancing on March 2, 2020, the Company designated certain interest rate swaps with an initial notional amount of $1,200.0 as cash flow hedges effectively swapping such amount in LIBOR based floating rate debt for fixed rate debt.
The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At June 30, 2021 interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. As of June 30, 2021 the fair value of interest rate swaps was $7.5 and was recorded in "Accumulated other comprehensive (loss) income" on the Unaudited Condensed Consolidated Balance Sheets . The total fair value at June 30, 2021 consisted of $10.2 current portion recorded in "Accrued expenses and other liabilities" in the Unaudited Condensed Consolidated Balance Sheets and a $2.7 non-current portion recorded in "Other assets". The Company recognized $2.6, $5.3, $0.5 and $0.5 in earnings for the three and six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, the Company expects that approximately $10.2 of pre-tax net losses on cash flow hedges will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next twelve months.
The interest rate swaps are valued using the LIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions. The fair values of the Company’s interest rate swaps are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages.
Public warrants — as the Public warrants were traded in active markets, their value was derived using quoted market prices and are classified as Level 1 financial instruments.
Private warrants — the fair value of the Private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model.

The significant assumptions which the Company used in the model are:

Warrant valuation inputs	June 30, 2021	December 31, 2020
Stock price	$27.30	$18.67
Strike price	$11.50	$11.50
Remaining life	3.60	4.10
Volatility	32.8%	29.0%
Interest rate (1)	0.58%	0.27%
Dividend yield (2)	0.04%	0.05%
(1)    Interest rate determined from a constant maturity treasury yield
(2)    June 30, 2021 and December 31, 2020 dividend yield assumes $0.01 per share per annum.

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
Other fair value measurements
We determine the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,156.3	$2,172.6	$2,169.9	$2,183.5
(1)See Note 5 — Debt for additional information

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Foreign currency translation, beginning	$68.8	$(21.4)	$104.9	$32.9
Other comprehensive income (loss)	20.2	11.9	(15.9)	(42.4)
Foreign currency translation, ending	89.0	(9.5)	89.0	(9.5)
Interest rate swaps, beginning	1.1	(24.0)	(32.8)	—
Unrealized gain (loss) deferred during the period (1)	(8.6)	(11.5)	25.3	(35.5)
Interest rate swaps, ending	(7.5)	(35.5)	(7.5)	(35.5)
Pension, beginning	(20.5)	(15.0)	(19.7)	(14.8)
Actuarial gains (losses) recognized during the period, net of income taxes	0.2	—	(0.6)	(0.2)
Pension, ending	(20.3)	(15.0)	(20.3)	(15.0)
Tax receivable agreement, beginning	3.2	25.9	(0.9)	—
Unrealized gain (loss) during the period (2)	(9.4)	(9.7)	(5.3)	16.2
Tax receivable agreement, ending	(6.2)	16.2	(6.2)	16.2
Accumulated other comprehensive income (loss)	$55.0	$(43.8)	$55.0	$(43.8)
(1)During the three and six months ended June 30, 2021 and 2020, $2.6, $5.3, $0.5 and $0.5, respectively, was reclassified into earnings.
(2)The fair value movement on the Tax Receivable Agreement attributable to our own credit risk spread is recorded in other comprehensive (loss) income.

(12) SEGMENT INFORMATION
Beginning in 2021, the primary income measure used for assessing segment performance and making operating decisions is operating profit (loss). Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include headquarters management costs, stock-based compensation, other incentive compensation, global IT costs, change in warrant liabilities, asset impairments, and costs that support global product platform development and offering management.
Vertiv determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker (CODM), which includes determining resource allocation methodologies used for reportable segments. At the beginning of 2021 we reorganized our internal reporting and realigned our operating segment structure to how our CODM, our Chief Executive Officer, now allocates resources and makes decisions. The changes resulted in the identification of two new operating segments, 1) North Asia and 2) Australia & New Zealand, South East Asia and India (ASI) which previously were reported as our legacy Asia Pacific operating segment. Given the similarities of economic characteristics and other qualitative factors, we aggregate these operating segments, such that our reportable segments are unchanged.
In conjunction with the realignment, the Company concluded the new operating segments also comprised reporting units and the company tested goodwill for impairment for each reporting unit both immediately before and immediately after the business realignment. The Company allocated goodwill to the two new reporting units based on their relative fair value. The goodwill impairment tests under both the legacy and new reporting unit structures concluded that no impairment existed during the first half of fiscal 2021.
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
Reportable Segments

Sales	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Americas	$568.2	$488.1	$1,074.1	$957.5
Asia Pacific	416.3	340.6	793.9	579.6
Europe, Middle East & Africa	310.2	210.1	560.6	427.8
	1,294.7	1,038.8	2,428.6	1,964.9
Eliminations	(34.4)	(33.1)	(69.9)	(61.9)
Total	$1,260.3	$1,005.7	$2,358.7	$1,903.0

Intersegment sales (1)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Americas	$3.3	$3.4	$7.7	$6.1
Asia Pacific	18.3	17.8	38.5	32.9
Europe, Middle East & Africa	12.8	11.9	23.7	22.9
Total	$34.4	$33.1	$69.9	$61.9
(1)Intersegment selling prices approximate market prices.

Operating profit (loss) (1)	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Americas	$128.6	$130.0	$255.0	$221.5
Asia Pacific	62.8	56.1	115.9	77.0
Europe, Middle East & Africa	62.4	27.5	95.8	48.3
Total reportable segments	253.8	213.6	466.7	346.8
Foreign currency gain (loss)	(4.1)	(2.8)	2.8	(4.6)
Corporate and other	(115.6)	(108.0)	(223.8)	(219.2)
Total corporate, other and eliminations	(119.7)	(110.8)	(221.0)	(223.8)
Amortization of intangibles	(31.9)	(32.2)	(63.7)	(64.6)
Operating profit (loss)	$102.2	$70.6	$182.0	$58.4
(1)Beginning in the first quarter of 2021, operating profit (loss) is the primary income measure used for assessing segment performance and making operating decisions. Comparative results for the three and six months ended June 30, 2020 have been presented in conformity with the updated format.
(13) EARNINGS (LOSS) PER SHARE
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
The details of the earnings per share calculations for the three and six months ended June 30, 2021 and 2020 are as follows (in millions, except per share and per share amounts):

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Net income (loss) attributable to common shareholders	$9.7	$(56.0)	$41.4	$(264.3)

Weighted-average number of ordinary shares outstanding - basic	352,199,184	328,411,705	350,908,612	284,534,285
Dilutive effect of equity-based compensation and warrants	4,453,627	—	3,975,257	—
Weighted-average number of ordinary shares outstanding - diluted	356,652,811	328,411,705	354,883,869	284,534,285

Net income per share attributable to common shareholders
Basic	$0.03	$(0.17)	$0.12	$(0.93)
Diluted	0.03	(0.17)	0.12	(0.93)
The dilutive effect of stock awards was 4.5 million and 4.0 million shares during the three and six months ended June 30, 2021. Additional stock awards and warrants were also outstanding during the three and six months ended June 30, 2021, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive stock awards and warrants represented 0.5 million and 5.5 million shares for the three months ended June 30, 2021, and 1.0 million and 6.5 million shares for the six months ended June 30, 2021, respectively.

The dilutive effect of stock awards was zero during the three and six months ended June 30, 2020. Additional stock awards and warrants were also outstanding during the three and six months ended June 30, 2020, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive stock awards and warrants represented 1.5 million and 33.5 million shares for the three months ended June 30, 2020, and 3.1 million and 33.5 million shares for the six months ended June 30, 2020.
(14) COMMITMENTS AND CONTINGENCIES
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
On May 10, 2018, the jury in the case of Bladeroom Group Limited, et al. v. Facebook, Inc., Emerson Electric Co., Emerson Network Power Solutions, Inc. (now known as Vertiv Solutions, Inc.) and Liebert Corporation returned a verdict in favor of the plaintiff in the amount of $30.0. The jury found the defendants breached a confidentiality agreement with Bladeroom, were unjustly enriched by such breach, improperly disclosed or used certain of the plaintiff’s trade secrets and the misappropriation of such trade secrets was willful and malicious. On March 11, 2019, the court entered orders in the case affirming the original award of $30.0 and imposing an additional award for punitive damages of $30.0 as well as attorney fees and interest. Under the terms of the purchase agreement with Emerson, the Company is indemnified for damages arising out of or relating to this case, including the above amounts. On August 12, 2019, judgment was entered, confirming the award entered on March 11, 2019. Emerson has submitted an appeal, and in connection with the appeal has submitted a surety bond underwritten by a third-party insurance company in the amount of $120.1. As of June 30, 2021, the Company had accrued $96.2 in accrued expenses, the full amount of the judgment, and recorded an offsetting indemnification receivable of $96.2 in other current assets related to this matter.
On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling shareholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling shareholders. On September 6, 2019, the selling shareholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration due to them. The selling shareholders assert that the applicable 2018 operating results were exceeded and that Vertiv owes $34.5 in earn-out, the highest amount of earn-out possible under the agreement. As of June 30, 2021 and December 31, 2020, the Company had accrued $2.8 in accrued expenses. Discovery is underway and a trial has been scheduled for February 2022. While Vertiv believes it has meritorious defenses against the assertions of the selling shareholders of Energy Labs, Vertiv is unable at this time to predict the outcome of this dispute. If Vertiv is unsuccessful, the ultimate resolution of this dispute could result in a loss of up to $31.7 in excess of the $2.8 accrued as well as costs and legal fees.
At June 30, 2021, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated financial statements, nor were there any material commitments outside the normal course of business other than those described above.

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
Key Developments
Below is a summary of selected key developments affecting our business in the six months ended June 30, 2021:
•On March 10, 2021, Vertiv Group Corporation, a Delaware corporation (the “Borrower”) and an indirect wholly owned subsidiary of Vertiv Holdings Co, Vertiv Intermediate Holding II Corporation, a Delaware corporation (“Holdings”) and the direct parent of Vertiv Group, and certain direct and indirect subsidiaries of the Borrower entered into an Amendment No. 1 to Term Loan Credit Agreement (the "Term Loan Amendment") with Citibank, N.A., as administrative agent (in such capacity, the “Term Agent”), and the lenders party thereto, which Term Loan Amendment amended the Term Loan Credit Agreement, dated as of March 2, 2020 (as amended by the Term Loan Amendment, the “Term Loan Credit Agreement”), by and among Holdings, the Borrower, the Term Agent and the lenders from time to time party thereto, to, among other things, reduce the interest rate margin for the Borrower’s outstanding term loans under the Term Loan Credit Agreement by 0.25%, to 2.75% in respect of term loans bearing interest based on the LIBOR rate and to 1.75% in respect of term loans bearing interest based on a base rate defined in the Term Loan Credit Agreement. The maturity date for such term loans remains March 2, 2027, and all other material provisions of the Original Term Loan Credit Agreement remain materially unchanged.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2021 and Three Months Ended June 30, 2020

(Dollars in millions)	Three months ended June 30, 2021	Three months ended June 30, 2020	$ Change	% Change
Net sales	$1,260.3	$1,005.7	$254.6	25.3%
Cost of sales	851.0	659.3	191.7	29.1%
Gross profit	409.3	346.4	62.9	18.2%
Selling, general and administrative expenses	271.7	226.3	45.4	(20.1)%
Amortization of intangibles	31.9	32.2	(0.3)	0.9%
Restructuring costs	1.1	2.4	(1.3)	54.2%
Foreign currency (gain) loss, net	4.1	2.8	1.3	(46.4)%
Asset impairments	—	12.3	(12.3)	100.0%
Other operating expense (income)	(1.7)	(0.2)	(1.5)	(750.0)%
Operating profit (loss)	102.2	70.6	31.6	(44.8)%
Interest expense, net	20.0	30.1	(10.1)	33.6%
Change in fair value of warrant liabilities	71.2	82.2	(11.0)	13.4%
Income tax expense (benefit)	1.3	14.3	(13.0)	90.9%
Net income (loss)	$9.7	$(56.0)	$65.7	117.3%
Net Sales
Net sales were $1,260.3 in the second quarter of 2021, an increase of $254.6, or 25.3%, compared with $1,005.7 in the second quarter of 2020. The increase in sales was primarily driven by demand gains across each of the Company's product and service offerings, positive impacts from foreign currency of $49.5 and recovery from the COVID-19 pandemic. By offering, critical infrastructure & solutions sales increased $179.5 including the positive impacts from foreign currency of $29.6. Services & spares sales increased $51.3, including positive impacts from foreign currency of $13.3. Integrated rack solutions sales increased $23.8 including the positive impacts from foreign currency of $6.6.
Excluding intercompany sales, net sales were $564.9 in the Americas, $398.0 in Asia Pacific and $297.4 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $851.0 in the second quarter of 2021, an increase of $191.7, or 29.1% compared to the second quarter of 2020. The increase in cost of sales was primarily due to the flow-through impact of higher net sales volume and increased commodity and logistic costs. Gross profit was $409.3 in the second quarter of 2021, or 32.5% of sales, compared to $346.4, or 34.4% of sales in the second quarter of 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) were $271.7 in the second quarter of 2021, an increase of $45.4 compared to the second quarter of 2020. SG&A as a percentage of sales were 21.6% in the second quarter of 2021 compared with 22.5% in the second quarter of 2020. The increase in SG&A was primarily driven by prior year fixed cost reduction actions in the response to the COVID-19 pandemic, including discretionary spending cuts, that resulted in approximately $30.0 of one-time cost savings during the second quarter of 2020 that were not replicated in 2021.
Other Operating Expense
Other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). Other operating expenses were $35.4 for the second quarter of 2021, which was a $14.1 decrease from the second quarter of 2020. The decrease was primarily due to the 2020 write-off of capitalized software of $12.3 and a $1.1 government subsidy received in the second quarter of 2021.

Change in Fair Value of Warrant Liabilities
Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection issued in connection with the initial public offering ("IPO") of GSAH. The change in fair value of the outstanding warrants during the second quarter of 2021 and 2020 of $71.2 and $82.2, respectively. The change in fair value of stock warrants is the result of changes in market prices deriving the value of the financial instruments.
Interest Expense
Interest expense, net, was $20.0 in the second quarter of 2021 compared to $30.1 in the second quarter of 2020. The $10.1 decrease is primarily driven by a $7.2 decrease in accretion expense associated with the Tax Receivable Agreement, a $3.9 decrease in interest rates secured in the amendment to the Term Loan due 2027 during the first quarter of 2021, as described in Note 5 to the unaudited condensed consolidated financial statements, partially offset by a $2.6 increase due to net settlement payments on the Company's interest rate swaps.
Income Taxes
Income tax expense was $1.3 in the second quarter of 2021 versus $14.3 in the second quarter of 2020. The effective rate in the three months ended June 30, 2021 is primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the quarter. This negative impact is partially offset by the benefit of certain internal reorganizations and tax elections outside the U.S. For the three months ended June 30, 2020, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and discrete tax benefits related to a change in our indefinite reinvestment liability caused by legislative changes and movement in foreign currencies.
The second quarter of 2021 tax expense is $13.0 lower than the second quarter of 2020 primarily related to the change in the mix of income and net discrete benefits from certain internal reorganization activities, tax elections outside the U.S. and available tax elections outside the U.S.
Business Segments
The following is detail of business segment results for the three months ended June 30, 2021. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 12 — Segment Information, of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ Change	% Change
Net sales	$564.9	$484.7	$80.2	16.5%
Operating profit (loss)	128.6	130.0	(1.4)	(1.1)%
Margin	22.8%	26.8%
Americas net sales of $564.9 in the second quarter of 2021 increased $80.2, or 16.5% from the second quarter of 2020. By product offering, net sales improved in all offering categories. Critical infrastructure & solutions increased by $54.2 primarily due to strong growth in Thermal, AC Power, and Custom Solutions offerings. Service and spares increased by $18.5 primarily due to customer site availability. Integrated rack solutions increased by $7.5 primarily due to strong UPS growth. Additionally, Americas net sales were positively impacted by foreign currency of approximately $6.3.
Operating profit (loss) in the second quarter of 2021 was $128.6, a decrease of $1.4 compared with the second quarter of 2020. Margin decreased primarily due to increased commodity and logistic costs and supply chain constraints.

Asia Pacific

(Dollars in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ Change	% Change
Net sales	$398.0	$322.8	$75.2	23.3%
Operating profit (loss)	62.8	56.1	6.7	11.9%
Margin	15.8%	17.4%
Asia Pacific net sales were $398.0 in the second quarter of 2021, an increase of $75.2, or 23.3% from the second quarter of 2020. Sales increases were primarily due to strong growth in large projects such as data centers, 5G projects, and wind power. Additionally, sales improved in part due to a recovery from COVID-19 in telecom, channel and services. By product offering, net sales improved in all offering categories, including increases in critical infrastructure & solutions, integrated rack solutions and service & spares by $43.0, $12.0 and $20.2, respectively. Additionally, Asia Pacific net sales were positively impacted by foreign currency of approximately $26.2.
Operating profit (loss) in the second quarter of 2021 was $62.8, an increase of $6.7 compared with the second quarter of 2020. Margin decreased primarily due to 2020 COVID-19 cost actions, including one-time government subsidies, not repeating, partially offset by fixed cost volume leveraging on higher sales.
Europe, Middle East & Africa

(Dollars in millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ Change	% Change
Net sales	$297.4	$198.2	$99.2	50.1%
Operating profit (loss)	62.4	27.5	34.9	126.9%
Margin	21.0%	13.9%
EMEA net sales were $297.4 in the second quarter of 2021, an increase of $99.2, or 50.1% from the second quarter of 2020. Sales increased primarily due to deployment of large colocation data centers and recovery from COVID-19. By product offering, net sales improved in all product offering categories including increases in critical infrastructure & solutions, service & spares, and integrated rack solutions by $82.3, $12.6, and $4.3, respectively. Additionally, EMEA net sales were positively impacted by foreign currency of approximately $17.0.
Operating profit (loss) in the second quarter of 2021 was $62.4, an increase of $34.9 compared with the second quarter of 2020. Margin improved primarily due to fixed cost volume leveraging on higher sales, improved operational productivity and new product introductions, partially offset by increased commodity, logistic costs and supply chain constraints.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $115.6 and $108.0 in the second quarter of 2021 and 2020, respectively. Corporate and other costs increased $7.6 compared with the second quarter of 2020 primarily due to a $23.0 increase in costs related to research and development and growth initiatives, partially offset by a 2020 write-off of capitalized software of $12.3 that did not repeat in 2021.

Comparison of the Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020

(Dollars in millions)	Six months ended June 30, 2021	Six months ended June 30, 2020	$ Change	% Change
Net sales	$2,358.7	$1,903.0	$455.7	23.9%
Cost of sales	1,591.4	1,269.6	321.8	25.3%
Gross profit	767.3	633.4	133.9	21.1%
Selling, general and administrative expenses	521.8	491.1	30.7	(6.3)%
Amortization of intangibles	63.7	64.6	(0.9)	1.4%
Restructuring costs	3.1	1.3	1.8	(138.5)%
Foreign currency (gain) loss, net	(2.8)	4.6	(7.4)	160.9%
Asset impairments	—	12.3	(12.3)	100.0%
Other operating expense (income)	(0.5)	1.1	(1.6)	145.5%
Operating profit (loss)	182.0	58.4	123.6	(211.6)%
Interest expense, net	44.1	99.0	(54.9)	55.5%
Loss on extinguishment of debt	0.4	174.0	(173.6)	99.8%
Change in fair value of warrant liabilities	84.8	21.6	63.2	(292.6)%
Income tax expense (benefit)	11.3	28.1	(16.8)	59.8%
Net income (loss)	$41.4	$(264.3)	$305.7	115.7%
Net Sales
Net sales were $2,358.7 in the first half of 2021, an increase of $455.7, or 23.9%, compared with $1,903.0 in the first half of 2020. The increase in sales was primarily driven by demand gains across each of the Company's product and service offerings, positive impacts from foreign currency of $75.4 and recovery from the COVID-19 pandemic. By product offering, critical infrastructure & solutions sales increased $348.0, which included positive impacts from foreign currency of $44.2. Services & spares sales increased $67.4, which included positive impacts from foreign currency of $21.2. Integrated rack solutions sales increased $40.3, which included the positive impacts from foreign currency of $10.0.
Excluding intercompany sales, net sales were $1,066.4 in the Americas, $755.4 in Asia Pacific and $536.9 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $1,591.4 in the first half of 2021, an increase of $321.8, or 25.3% compared to the first half of 2020. The increase in cost of sales was primarily due to the flow-through impact of higher net sales volume and increases due to increased commodity and logistic costs, particularly in the second quarter of 2021. Gross profit was $767.3 in the first half of 2021, or 32.5% of sales, compared to $633.4, or 33.3% of sales, in the first half of 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) were $521.8 in the first half of 2021, an increase of $30.7 compared to the first half of 2020. SG&A as a percentage of sales was 22.1% for the six months ended June 30, 2021 compared with 25.8% in the six months ended June 30, 2020. The increase in SG&A was primarily driven by prior year fixed cost reduction actions in the response to the COVID-19 pandemic, including discretionary spending cuts, that resulted in approximately $30.0 of one-time cost savings during the second quarter of 2020 that were not replicated in 2021. These cost saving were offset by one-time transaction related bonuses in 2020.
Other Operating Expenses
Other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). Other expenses were $63.5 for the first half of 2021, which was a $20.4 decrease from the first half of 2020. The decrease was primarily due to a write-offs of capitalized software of $12.3 in 2020, and a change in foreign currency (gain) loss of $7.4, partially offset by increased restructuring costs of $1.8.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.4 in the first half of 2021 and related to lender fees associated with the Term Loan Amendment. This was a $173.6 decrease from the first half of 2020 loss that resulted from the repayment of indebtedness from the business combination and the subsequent refinancing transactions.
Change in Fair Value of Warrant Liabilities
Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the IPO of GSAH. The change in fair value of the outstanding warrants liability during the first half of 2021 and 2020 was an increase of $84.8 and $21.6, respectively. The change in fair value of stock warrants is the result of changes in market prices deriving the value of the financial instruments.
Interest Expense
Interest expense, net, was $44.1 in the first half of 2021 compared to $99.0 in the first half of 2020. The $54.9 decrease is primarily due to a $25.4 reduction in interest expense resulting from the repayment of indebtedness in the first half of 2020, a $18.2 decrease related to lower interest rates secured through the debt refinancing, as described in Note 5 to the unaudited condensed consolidated financial statements, a $14.6 decrease in accretion expense associated with the Tax Receivable Agreement, partially offset by a $5.3 increase due to net settlement payments on the Company's interest rate swaps.
Income Taxes
Income tax expense was $11.3 in the first half of 2021 versus $28.1 in the first half of 2020. The effective rate in the first half of 2021 is primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the quarter. This negative impact is partially offset by the benefit of certain internal reorganizations and tax elections outside the U.S. In the first half of 2020, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and discrete tax benefits related to a change in our indefinite reinvestment liability caused by legislative changes and movement in foreign currencies.
The tax expense in the first half of 2021 is $16.8 lower than the first half of 2020 primarily due to the change in mix of income, non-U.S. tax elections and changes in valuation allowances in the U.S.
Business Segments

The following is detail of business segment results for the six months ended June 30, 2021. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 12 — Segment Information, of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change	% Change
Net sales	$1,066.4	$951.4	$115.0	12.1%
Operating profit (loss)	255.0	221.5	33.5	15.1%
Margin	23.9%	23.3%
Americas net sales of $1,066.4 in the first half of 2021 increased $115.0, or 12.1% from the first half of 2020. By product offering, net sales improved in all offering categories. Critical infrastructure & solutions increased by $93.6 primarily due to strong growth in Thermal, AC Power and Custom Solutions offerings. Service and spares increased by $11.0 primarily due to customer site availability. Integrated rack solutions increased by $10.4 primarily due to strong growth in Rack UPS. Americas net sales were positively impacted by foreign currency of approximately $4.2.
Operating profit (loss) in the first half of 2021 was $255.0, an increase of $33.5 compared with the first half of 2020. Margin improved primarily due to fixed cost volume leveraging on higher sales and fixed cost management, partially offset by increased commodity, logistic costs, and supply chain constraints.

Asia Pacific

(Dollars in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change	% Change
Net sales	$755.4	$546.7	$208.7	38.2%
Operating profit (loss)	115.9	77.0	38.9	50.5%
Margin	15.3%	14.1%
Asia Pacific net sales were $755.4 in the first half of 2021, an increase of $208.7, or 38.2% from the first half of 2020. Sales increases were primarily due to strong growth in large projects such as data centers, 5G projects, and wind power. Additionally sales improved in part due to a recovery from COVID-19 in telecom, channel and services. By product offering, net sales improved in all offering categories, including increases in critical infrastructure & solutions, integrated rack solutions and service & spares of $145.0, $26.8 and $36.9, respectively. Additionally, Asia Pacific net sales were positively impacted by foreign currency of approximately $39.8.
Operating profit (loss) in the first half of 2021 was $115.9, an increase of $38.9 compared with the first half of 2020. Margin improvements were driven by fixed cost volume leveraging on higher sales, partially offset by the absence of related government subsidies experienced in 2020 and increased commodity, logistic costs, and supply chain constraints.
Europe, Middle East & Africa

(Dollars in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change	% Change
Net sales	$536.9	$404.9	$132.0	32.6%
Operating profit (loss)	95.8	48.3	47.5	98.3%
Margin	17.8%	11.9%
EMEA net sales were $536.9 in the first half of 2021, an increase of $132.0, or 32.6% from the first half of 2020. Sales increases were primarily due to deployment of large colocation data centers and recovery from COVID-19. By offering, net sales improved in all offering categories, including increases in critical infrastructure & solutions, service & spares, and integrated rack solutions of $109.4, $19.5, and $3.1 respectively. Additionally, Europe, Middle East & Africa net sales were positively impacted by foreign currency of approximately $31.4.
Operating profit (loss) in the first half of 2021 was $95.8, an increase of $47.5 compared with the first half of 2020. Margin improved primarily due to fixed cost volume leveraging on higher sales, improved operational productivity and new product introductions, partially offset by increased commodity, logistic costs and supply constraints.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $223.8 and $219.2 in the first half of 2021 and 2020, respectively. Corporate and other costs increased $4.6 compared with the first half of 2020 primarily due to a $25.0 increase in costs related to research and development and growth initiatives, partially offset by a 2020 write-off of capitalized software of $12.3 that did not repeat in 2021.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service. As previously disclosed in the Company's 2020 Annual Report, in connection with the consummation of the business combination which resulted in the IPO of Vertiv Holdings Co. on February 7, 2020, the Company used $1,464.0 of the proceeds to pay down its existing debt. On March 2, 2020, Vertiv announced the closing of a new seven-year $2,200.0 term loan, the proceeds of which were used to repay in full its previous term loan and redeem in full its high-yield bonds, including its Prior Notes. On March 10, 2021, we amended our Term Loan Credit Agreement whereby the interest rate margin for our outstanding term loans under the Credit Agreement was reduced by 0.25% to 2.75%. The maturity date for such term loan remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged. Additionally, Holdings, Vertiv Group and certain of its subsidiaries closed an amendment on their $455.0 ABL Revolving Credit Facility which extended the maturity to March 2, 2025.
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
At June 30, 2021, we had $708.8 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $455.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $145.0. At June 30, 2021, Vertiv Group and certain other subsidiaries of the Company had $434.9 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $20.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
Long-Term Debt Obligations
There is a discussion in Note 5 — Debt of the consolidated financial statements of the long-term debt arrangements issued by the Company with certain of our subsidiaries named as guarantors or co-borrowers.
Summary Statement of Cash Flows
Six Months Ended June 30, 2021 and 2020

(Dollars in millions)	2021	2020	$ Change	% Change
Net cash provided by (used for) operating activities	$120.0	$(121.7)	$241.7	(198.6)%
Net cash used for investing activities	(35.8)	(19.4)	(16.4)	84.5
Net cash provided by financing activities	91.7	293.5	(201.8)	(68.8)
Capital expenditures	(30.4)	(13.2)	(17.2)	130.3
Investments in capitalized software	(5.4)	(6.2)	0.8	(12.9)
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $120.0 in the first half of 2021, a $241.7 increase in cash generation compared to the first half of 2020. The increase in cash generation was primarily driven by higher sales and operating profit, lower cash paid for interest expense as a result of debt pay down and refinancing, improved trade working capital, and reduced one-time costs associated with the special purpose acquisition company ("SPAC") transactions in the first half of 2020.

Net Cash used for Investing Activities.
Net cash used for investing activities was $35.8 in the first half of 2021 compared to net cash used for investing activities of $19.4 in the first half of 2020. The increased use of cash over the comparable period was primarily the result of increased capital expenditures.
Net Cash provided by Financing Activities
Net cash provided by financing activities was $91.7 in the first half of 2021 compared to $293.5 in the first half of 2020. The decrease in cash generation was primarily the result of many non-recurring financing activities the first quarter of 2020, including the proceeds from the business combination (as mentioned above) of $1,827.0 partially offset by payments to the Vertiv Stockholder of $341.6 and repayments of Prior Notes of $1,370.0. Additionally, there were net borrowings on the ABL Revolving Credit Facility and Term Loan of $125.1 and $113.5, respectively, in the first half of 2020. In the first half of 2021, the financial activity was driven by proceeds from the exercise of public warrants totaling $107.5.
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
The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on Vertiv. There can be no assurance that future developments affecting Vertiv will be those that Vertiv has anticipated. Vertiv undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in its Annual
Report on Form 10 K/A for the year ended December 31, 2020 filed with the SEC on April 30, 2021. These risk factors and those identified elsewhere in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: competition, the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; and factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; risks relating to the continued growth of Vertiv’s customers’ markets; failure to meet or anticipate technology changes; the unpredictability of Vertiv’s future operational results, including the ability to grow and manage growth profitably; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to properly manage Vertiv’s supply chain or difficulties with third-party manufacturers; competition in the infrastructure technologies industry; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; changes to tax law; ongoing tax audits; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States and abroad; costs or liabilities associated with product liability; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future acquisitions; failure to realize the value of goodwill and intangible assets; the global scope of the Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; exposure to fluctuations in foreign currency exchange rates; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; risks associated with litigation or claims against Vertiv; Vertiv's ability to realize cost savings in connection with Vertiv's restructuring program; risks associated with Vertiv’s limited history of operating as an independent company; potential net losses in future periods; failure to remediate internal controls over financial reporting; the Company’s level of indebtedness and the ability to incur additional indebtedness; Vertiv's ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; Vertiv's ability to comply with the covenants and restrictions contained in our credit agreements is not fully within our control; the Company’s ability to access funding through capital markets; the Vertiv Stockholder’s significant ownership and influence over the Company; risks associated with Vertiv's obligations to pay the Vertiv Stockholder portions of the tax benefits relating to pre-business combination tax assets and attributes; resales of Vertiv's securities may cause volatility in the market price of our securities; Vertiv's Organizational Documents contain provisions that may discourage unsolicited takeover proposals; Vertiv's Certificate of Incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it ; the ability of Vertiv's subsidiaries to pay dividends; volatility in Vertiv's stock price due to various market and operational factors; Vertiv's ability to maintain its listing on the NYSE and comply with listing requirements; risks associated with the failure of industry analysts to provide coverage of Vertiv's business or securities; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.
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
Vertiv uses derivative instruments to manage exposure to volatility in interest rates on certain debt instruments. Derivative financial instruments used by the Company are straightforward and non-leveraged. The counterparties to these instruments are financial institutions with strong credit ratings. Vertiv maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. See Note 10 to the Unaudited Consolidated Financial Statements for additional information about hedges and derivative financial instruments.
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
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, because of material weaknesses in internal control over financial reporting described below.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
Changes in Internal Control over Financial Reporting
We have undertaken strategic remediation actions, as discussed above, to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended June 30, 2021 but have not materially affected our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by this item is set forth in Note 14 “Commitments, Contingencies and Guarantees” to the Company’s condensed consolidated financial statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors.
The Company's risk factors, as of June 30, 2021, have not materially changed from those described in Part 1, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed on April 30, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A) Recent Sales of Unregistered Securities
None.
B) Use of Proceeds from our Initial Public Offering of Common Stock
None.
C) Repurchases of Shares or of Company Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation, as amended (filed herewith)
10.1	Employment Agreement by and between Vertiv Holdings Co and Stephen Hen I Liang
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2021	Vertiv Holdings Co
/s/ Rob Johnson
Name: Rob Johnson
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer