Form 10-Q
period 2021-09-30
Vertiv Holdings Co
filed 2021-11-01
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2021

or

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
Yes ☐ No ☒
As of October 29, 2021, there were 352,591,505 shares of our Class A common stock, par value $0.0001, issued and outstanding.

Part I. Financial Information

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net sales
Net sales - products	$926.0	$891.1	$2,746.5	$2,288.5
Net sales - services	302.9	270.9	841.1	776.5
Net sales	1,228.9	1,162.0	3,587.6	3,065.0
Costs and expenses
Cost of sales - products	678.4	596.7	1,958.0	1,575.2
Cost of sales - services	168.8	152.3	480.6	443.4
Cost of sales	847.2	749.0	2,438.6	2,018.6
Operating expenses
Selling, general and administrative expenses	257.8	251.7	779.6	742.8
Amortization of intangibles	31.6	32.5	95.3	97.1
Restructuring costs	(3.8)	71.7	(0.7)	73.0
Foreign currency (gain) loss, net	4.9	11.7	2.1	16.3
Asset impairments	8.7	9.4	8.7	21.7
Other operating expense (income)	0.7	0.9	0.2	2.0
Operating profit (loss)	81.8	35.1	263.8	93.5
Interest expense, net	22.4	26.4	66.5	125.4
Loss on extinguishment of debt	—	—	0.4	174.0
Change in fair value of warrant liabilities	(32.5)	87.7	52.3	109.3
Income (loss) before income taxes	91.9	(79.0)	144.6	(315.2)
Income tax expense	35.7	24.5	47.0	52.6
Net income (loss)	$56.2	$(103.5)	$97.6	$(367.8)

Earnings (loss) per share:
Basic	$0.16	$(0.32)	$0.28	$(1.23)
Diluted	$0.15	$(0.32)	$0.27	$(1.23)
Weighted-average shares outstanding:
Basic	352,482,900	328,411,705	351,439,095	299,266,849
Diluted	363,198,701	328,411,705	355,974,628	299,266,849

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net income (loss)	$56.2	$(103.5)	$97.6	$(367.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(28.0)	46.1	(43.9)	3.7
Interest rate swaps	2.7	(2.3)	28.0	(37.8)
Tax receivable agreement	2.2	(11.1)	(3.1)	5.1
Pension	0.1	—	(0.5)	(0.2)
Other comprehensive income (loss), net of tax	(23.0)	32.7	(19.5)	(29.2)
Comprehensive income (loss)	$33.2	$(70.8)	$78.1	$(397.0)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$743.6	$534.6
Accounts receivable, less allowances of $13.0 and $15.0, respectively	1,386.1	1,354.4
Inventories	577.4	446.6
Other current assets	154.4	183.2
Total current assets	2,861.5	2,518.8
Property, plant and equipment, net	388.4	427.6
Other assets:
Goodwill	588.6	607.2
Other intangible assets, net	1,191.3	1,302.5
Deferred income taxes	15.4	20.9
Other	216.5	196.8
Total other assets	2,011.8	2,127.4
Total assets	$5,261.7	$5,073.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$22.0
Current portion of warrant liabilities	—	68.5
Accounts payable	768.8	730.5
Accrued expenses and other liabilities	825.6	901.8
Income taxes	30.6	18.8
Total current liabilities	1,646.8	1,741.6
Long-term debt, net	2,118.4	2,130.5
Deferred income taxes	86.6	116.5
Warrant liabilities	140.0	87.7
Other long-term liabilities	484.2	485.4
Total liabilities	4,476.0	4,561.7
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 352,499,706 and 342,024,612 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,987.3	1,791.8
Accumulated deficit	(1,233.6)	(1,331.2)
Accumulated other comprehensive (loss) income	32.0	51.5
Total equity	785.7	512.1
Total liabilities and equity	$5,261.7	$5,073.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash flows from operating activities:
Net income (loss)	$97.6	$(367.8)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	51.6	42.9
Amortization	105.5	107.8
Deferred income taxes	(22.3)	(7.7)
Amortization of debt discount and issuance costs	4.6	9.0
Loss on extinguishment of debt	0.4	174.0
Change in fair value of warrant liabilities	52.3	109.3
Asset impairment	8.7	21.7
Changes in operating working capital	(160.0)	(102.1)
Stock based compensation	17.5	7.0
Changes in tax receivable agreement	3.3	18.8
Other	15.2	1.5
Net cash provided by operating activities	174.4	14.4
Cash flows from investing activities:
Capital expenditures	(43.3)	(21.3)
Investments in capitalized software	(9.5)	(4.9)
Proceeds from disposition of property, plant and equipment	6.1	—
Net cash used for investing activities	(46.7)	(26.2)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility	—	324.2
Repayments of ABL revolving credit facility	—	(370.5)
Proceeds from short-term borrowings	—	22.0
Repayment of short-term borrowings	—	(3.8)
Borrowing on Term Loan, net of discount	—	2,189.0
Repayment on Term Loan	(16.4)	(11.0)
Repayment on Prior Term Loan	—	(2,070.0)
Repayment of Prior Notes	—	(1,370.0)
Payment of redemption premiums	—	(75.0)
Payment of debt issuance costs	—	(11.2)
Proceeds from reverse recapitalization, net	—	1,832.5
Payment to Vertiv Stockholder	—	(341.6)
Proceeds from the exercise of warrants	107.5	—
Exercise of employee stock options	2.6	—
Employee taxes paid from shares withheld	(7.2)	—
Other financing	—	(2.3)
Net cash provided by financing activities	86.5	112.3
Effect of exchange rate changes on cash and cash equivalents	(5.2)	(1.9)
Increase (decrease) in cash, cash equivalents and restricted cash	209.0	98.6
Beginning cash, cash equivalents and restricted cash	542.6	233.7
Ending cash, cash equivalents and restricted cash	$751.6	$332.3
Changes in operating working capital
Accounts receivable	$(67.8)	$(76.5)
Inventories	(147.7)	(64.5)
Other current assets	2.4	8.0
Accounts payable	63.1	20.8
Accrued expenses and other liabilities	5.7	(2.8)
Income taxes	(15.7)	12.9
Total changes in operating working capital	$(160.0)	$(102.1)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019, as originally reported	1,000,000	$—	$277.7	$(1,000.6)	$18.1	$(704.8)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2019, as recasted (1)	118,261,955	—	277.7	(1,000.6)	18.1	(704.8)
Tax Receivable Agreement	—		(133.4)	—	—	(133.4)
Net income (loss)	—	—		(208.3)	—	(208.3)
Stock issuance	123,900,000	—	1,195.1	—	—	1,195.1
Merger recapitalization (2)	86,249,750	—	179.5	—	—	179.5
Stock-based compensation	—	—	0.7	—	—	0.7
Other comprehensive income (loss), net of tax	—	—	—	—	(52.6)	(52.6)
Balance at March 31, 2020	328,411,705	$—	$1,519.6	$(1,208.9)	$(34.5)	$276.2
Net income (loss)	—	—	—	(56.0)	—	(56.0)
Stock-based compensation	—	—	2.5	—	—	2.5
Other merger adjustment	—	—	(0.4)	—	—	(0.4)
Other comprehensive income (loss), net of tax	—	—	—	—	(9.3)	(9.3)
Balance at June 30, 2020	328,411,705	$—	$1,521.7	$(1,264.9)	$(43.8)	$213.0
Net income (loss)	—	—	—	(103.5)	—	(103.5)
Stock-based compensation	—	—	3.9	—	—	3.9
Other merger adjustment	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	32.7	32.7
Balance at September 30, 2020	328,411,705	$—	$1,525.6	$(1,368.4)	$(11.1)	$146.1

Balance at December 31, 2020	342,024,612	$—	$1,791.8	$(1,331.2)	$51.5	$512.1
Net income (loss)	—	—	—	31.7	—	31.7
Exercise of employee stock options	76,047	—	0.9	—	—	0.9
Employee 401K match with Vertiv stock	69,309	—	1.3	—	—	1.3
Exercise of warrants (3)	9,346,822	—	176.0	—	—	176.0
Stock-based compensation	—	—	5.6	—	—	5.6
Other comprehensive income (loss), net of tax	—	—	—	—	1.1	1.1
Balance at March 31, 2021	351,516,790	$—	$1,975.6	$(1,299.5)	$52.6	$728.7
Net income (loss)	—	—	—	9.7	—	9.7
Exercise of employee stock options	120,721	—	1.4	—	—	1.4
Stock comp activity, net of withholdings for tax (4)	586,139	—	(0.8)	—	—	(0.8)
Employee 401K match with Vertiv stock	107,890	—	2.3	—	—	2.3
Other comprehensive income (loss), net of tax	—	—	—	—	2.4	2.4
Balance at June 30, 2021	352,331,540	$—	$1,978.5	$(1,289.8)	$55.0	$743.7
Net income (loss)	—	—	—	56.2	—	56.2
Exercise of employee stock options	51,122	—	0.8	—	—	0.8
Stock comp activity, net of withholdings for tax (5)	27,069	—	5.5	—	—	5.5
Employee 401K match with Vertiv stock	89,975	—	2.5	—	—	2.5
Other comprehensive income (loss), net of tax	—	—	—	—	(23.0)	(23.0)
Balance at September 30, 2021	352,499,706	$—	$1,987.3	$(1,233.6)	$32.0	$785.7
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
(4)Net stock compensation activity includes 906,197 vested shares offset by 320,058 shares withheld for taxes valued at $7.0 and stock-based compensation of $6.2.
(5)Net stock compensation activity includes 29,605 vested shares offset by 2,536 shares withheld for taxes valued at $0.2 and stock-based compensation of $5.7.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Vertiv Holdings Co
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The presentation of certain prior period amounts includes the reclassification of intangible amortization expense, restructuring costs and net foreign currency (gain) loss into separate components within operating expenses to conform to the current period presentation. In addition certain prior period amounts have been reclassed to conform with current year presentation.
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
Held for Sale
During the third quarter of 2021, the Company determined a heavy industrial UPS business within the Europe, Middle East & Africa reportable segment, met the held for sale accounting and reporting criteria. As a result of the held for sale classification, the Company recorded a $8.7 impairment in "Asset impairment" on the Condensed Consolidated Statement of Earnings (Loss), to adjust the business to the current fair value, less expected costs to sell. As of September 30, 2021, current assets, property plant and equipment, net and other current assets of $30.9, $9.0 and $3.1, respectively have been classified as held for sale and included in "Other current assets", current liabilities and other long-term liabilities of $16.5 and $3.9, respectively, have been classified as held of sale and included in "Accrued expenses and other liabilities" on the Unaudited Condensed Consolidated Balance Sheets. In October 2021, the Company signed an agreement for approximately 20.0 EUR in cash proceeds from the transaction.
(3) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Disaggregation of Revenues
Beginning in 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for the three and nine months ended September 30, 2020 have been adjusted to reflect this modification. Additionally, product and service offering category names were revised as follows: Services & software solutions changed to Service & spares, and I.T. edge & infrastructure changed to Integrated rack solutions. There was no change in the description of the Critical infrastructure & solutions offering.
The following table disaggregates our revenue by business segment, product and service offering and timing of transfer of control:

	Three Months Ended September 30, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$291.9	$234.0	$180.4	$706.3
Services & spares	180.2	104.4	80.8	365.4
Integrated rack solutions	65.1	56.2	35.9	157.2
Total	$537.2	$394.6	$297.1	$1,228.9

Timing of revenue recognition:
Products and services transferred at a point in time	$363.5	$316.0	$253.3	$932.8
Products and services transferred over time	173.7	78.6	43.8	296.1
Total	$537.2	$394.6	$297.1	$1,228.9

	Three Months Ended September 30, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$278.7	$239.6	$138.2	$656.5
Services & spares	168.3	94.8	77.9	341.0
Integrated rack solutions	85.0	45.2	34.3	164.5
Total	$532.0	$379.6	$250.4	$1,162.0

Timing of revenue recognition:
Products and services transferred at a point in time	$376.7	$302.6	$185.9	$865.2
Products and services transferred over time	155.3	77.0	64.5	296.8
Total	$532.0	$379.6	$250.4	$1,162.0
(1)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the three months ended September 30, 2020 have been adjusted by $5.8, $0.9, and $(6.7), respectively, to reflect the strategic realignment described above.

	Nine Months Ended September 30, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$877.2	$690.0	$494.1	$2,061.3
Services & spares	513.4	305.8	229.9	1,049.1
Integrated rack solutions	213.0	154.1	110.1	477.2
Total	$1,603.6	$1,149.9	$834.1	$3,587.6

Timing of revenue recognition:
Products and services transferred at a point in time	$1,111.1	$913.3	$696.6	$2,721.0
Products and services transferred over time	492.5	236.6	137.5	866.6
Total	$1,603.6	$1,149.9	$834.1	$3,587.6

	Nine Months Ended September 30, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$769.9	$549.6	$343.0	$1,662.5
Services & spares	491.0	260.5	207.8	959.3
Integrated rack solutions	222.4	116.3	104.5	443.2
Total	$1,483.3	$926.4	$655.3	$3,065.0

Timing of revenue recognition:
Products and services transferred at a point in time	$1,022.3	$720.4	$505.1	$2,247.8
Products and services transferred over time	461.0	206.0	150.2	817.2
Total	$1,483.3	$926.4	$655.3	$3,065.0
(1)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the nine months ended September 30, 2020 have been adjusted by $15.6, $5.6, and $(21.3), respectively, to reflect the strategic realignment described above.

The opening and closing balances of our current and long-term contract assets and current and long-term deferred revenue were as follows:

	Balances at September 30, 2021	Balances at December 31, 2020
Deferred revenue - current (1)	$234.4	$199.6
Deferred revenue - noncurrent (2)	44.4	38.8
Other contract liabilities - current (1)	61.8	36.1
(1)    Current deferred revenue and contract liabilities are included within accrued expenses and other liabilities.
(2)    Noncurrent deferred revenue is recorded within other long-term liabilities.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. We expect to recognize revenue of $9.1, $19.7 and $15.6 in fiscal year 2022, fiscal year 2023, and thereafter, respectively.
(4) RESTRUCTURING COSTS
Restructuring costs include expenses associated with the Company's efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include costs of moving fixed assets, employee training, relocation, and facility costs.
Restructuring costs by business segment were as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Americas	$0.3	$13.7	$2.4	$14.8
Asia Pacific	—	10.6	3.4	10.8
Europe, Middle East & Africa(1)	(4.1)	41.4	(6.8)	42.2
Corporate	—	6.0	0.3	5.2
Total	$(3.8)	$71.7	$(0.7)	$73.0
(1)    During the third quarter of 2021, a previously recorded restructuring reserve was reversed due to the planned sale of a heavy industrial UPS business, refer to Note 2 for more information.
The change in the liability for the restructuring of operations during the nine months ended September 30, 2021 were as follows:

	December 31, 2020	Expense	Paid/Utilized	September 30, 2021
Severance and benefits	$68.9	$(4.8)	$(21.0)	$43.1
Plant closing and other	0.4	4.1	(3.9)	0.6
Total	$69.3	$(0.7)	$(24.9)	$43.7

The change in the liability for the restructuring of operations during the nine months ended September 30, 2020 were as follows:

	December 31, 2019	Expense	Paid/Utilized	September 30, 2020
Severance and benefits	$21.6	$70.7	$(15.6)	$76.7
Plant closing and other	0.6	2.3	(2.3)	0.6
Total	$22.2	$73.0	$(17.9)	$77.3
(5) DEBT
Long-term debt, net, consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Term Loan due 2027 at 2.83% and 3.15% at September 30, 2021 and December 31, 2020, respectively.	$2,167.1	$2,183.5
Unamortized discount and issuance costs	(26.9)	(31.0)
	2,140.2	2,152.5
Less: Current Portion	(21.8)	(22.0)
Total long-term debt, net of current portion	$2,118.4	$2,130.5
Contractual maturities of the Company’s debt obligations as of September 30, 2021 are shown below:

Term Loan
Remainder of 2021	$5.5
2022	21.8
2023	21.8
2024	21.8
2025	21.8
2026	21.8
Thereafter	2,052.6
Total	$2,167.1
Amendment to the Term Loan due 2027
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
Pursuant to the Term Loan Amendment, among other modifications, the interest rate margin for the Borrower’s outstanding term loans under the Credit Agreement was reduced by 0.25%, to 2.75% in respect of term loans bearing interest based on the LIBOR rate and to 1.75% in respect of term loans bearing interest based on a base rate defined in the Credit Agreement. The Company recognized a loss on the extinguishment of debt of $0.4 related to the Amendment for the nine months ended September 30, 2021.
The maturity date for such term loans remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged.
ABL Revolving Credit Facility
At September 30, 2021, Vertiv Group as the Borrower and certain subsidiaries of the Borrower as co-borrowers (the "Co-Borrowers") had $435.2 of availability under the Asset Based Revolving Credit Facility (the "ABL Revolving Credit Facility") (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $19.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At September 30, 2021, there was no borrowing balance on the ABL Revolving Credit Facility.

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
Operating lease expenses are recorded in "Cost of sales" and "Selling, general and administrative expenses" on the Unaudited Condensed Consolidated Statements of Earnings (Loss). Refer to the below table for a summary of these lease expenses:

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Operating lease cost	$14.0	$12.8	$42.6	$38.3
Short-term and variable lease cost	5.6	6.7	16.1	19.5
Total lease cost	$19.6	$19.5	$58.7	$57.8
Supplemental cash flow information related to operating leases is as follows:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - Payments on operating leases	$42.1	$38.3
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$52.5	$42.0
Supplemental balance sheet information related to operating leases is as follows:

	Financial statement line item	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	Other assets	$158.0	$145.8

Operating lease liabilities	Accrued expenses and other liabilities	45.9	42.3
Operating lease liabilities	Other long-term liabilities	115.9	107.3
Total lease liabilities		$161.8	$149.6
Weighted average remaining lease terms and discount rates for operating leases are as follows:

	September 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term	5.6 years	4.5 years
Weighted Average Discount Rate	5.4%	5.8%
Maturities of lease liabilities are as follows:

	September 30, 2021	December 31, 2020
	Operating Leases
2021	$13.7	$51.0
2022	49.9	41.4
2023	41.4	33.4
2024	28.7	20.9
2025	17.4	10.4
Thereafter	42.9	17.2
Total Lease Payments	194.0	174.3
Less: Imputed Interest	(32.2)	(24.7)
Present value of lease liabilities	$161.8	$149.6

(7) INCOME TAXES
The Company's effective tax rate was 38.8%, 32.5%, (31.0)% and (16.7)% for the three and nine months ended September 30, 2021 and 2020, respectively. The effective rates in the current three and nine month periods are influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and reflect the impact of non-taxable/non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the second quarter. The effective tax rate in the nine months ended September 30, 2021 includes the benefit of certain internal reorganizations and tax elections outside the U.S. recognized in the second quarter. The effective rates for the comparative three and nine month periods were primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances. The prior periods also reflect a discrete tax benefit related to a change in our indefinite reinvestment liability caused by legislative changes enacted during the periods and movement in foreign currencies.
The Company has provided for U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of September 30, 2021, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to determine the impact.
(8) RELATED PARTY TRANSACTIONS
Services Agreement
The Company received certain corporate and advisory services from Platinum Equity Advisors, LLC ("Advisors"), and affiliates of Advisors. These services were provided pursuant to a corporate advisory services agreement (the "CASA") between Advisors and the Company. During the three months ended March 31, 2020, the Company recorded $0.5 in charges related to the CASA. This agreement was terminated on February 7, 2020.
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
Transactions with Affiliates of Advisors
The Company also purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the three and nine months ended September 30, 2021 and 2020 purchases were $24.8, $64.9, $17.0 and $40.3, respectively. For the three and nine months ended September 30, 2021 sales were $45.8 and $45.9, respectively. Accounts payable to affiliates of Advisors were $2.6 as of September 30, 2021. Accounts receivable from affiliates of Advisors were $31.9 as of September 30, 2021. There were an insignificant amount of sales, accounts receivable, and accounts payable in 2020 with affiliates of Advisors.
Tax Receivable Agreement
See Note 10 — Financial Instruments and Risk Management for additional information.

(9) OTHER FINANCIAL INFORMATION

	September 30, 2021	December 31, 2020
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$743.6	$534.6
Restricted cash included in other current assets	8.0	8.0
Total cash, cash equivalents, and restricted cash	$751.6	$542.6

	September 30, 2021	December 31, 2020
Inventories
Finished products	$240.7	$201.0
Raw materials	229.4	155.7
Work in process	107.3	89.9
Total inventories	$577.4	$446.6

	September 30, 2021	December 31, 2020
Property, plant and equipment, net
Machinery and equipment	$338.1	$322.4
Buildings	242.8	255.5
Land	42.4	47.4
Construction in progress	19.2	23.1
Property, plant and equipment, at cost	642.5	648.4
Less: Accumulated depreciation	(254.1)	(220.8)
Property, plant and equipment, net	$388.4	$427.6

	September 30, 2021	December 31, 2020
Accrued expenses and other liabilities
Deferred revenue	$234.4	$199.6
Accrued payroll and other employee compensation	129.1	138.5
Litigation reserve (see note 14)	—	96.6
Contract liabilities (see note 3)	61.8	36.1
Operating lease liabilities	45.9	42.3
Product warranty	29.9	36.5
Restructuring (see note 4)	43.7	69.3
Other	280.8	282.9
Total	$825.6	$901.8

	2021	2020
Change in product warranty accrual
Beginning balance, January 1	$36.5	$43.3
Provision charge to expense	11.2	18.6
Paid/utilized	(17.8)	(28.7)
Ending balance, September 30,	$29.9	$33.2
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

	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2021
Assets:
Interest rate swaps	Other noncurrent assets	$5.4	$—	$5.4	$—
Total assets		$5.4	$—	$5.4	$—

Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$10.2	$—	$10.2	$—
Tax Receivable Agreement	Other long-term liabilities	162.0	—	—	162.0
Private warrants	Warrant liabilities	140.0	—	140.0	—
Total liabilities		$312.2	$—	$150.2	$162.0

	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2020
Liabilities:
Tax Receivable Agreement	Other long-term liabilities	$155.6	$—	$—	$155.6
Interest rate swaps	Accrued expenses and other liabilities	10.3	—	10.3	—
Interest rate swaps	Other long-term liabilities	22.5	—	22.5	—
Public warrants	Current portion of warrant liabilities	68.5	68.5	—	—
Private warrants	Warrant liabilities	87.7	—	87.7	—
Total liabilities		$344.6	$68.5	$120.5	$155.6

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

We recorded $1.6, $3.3, $2.7 and $18.8 of accretion expense in "Interest expense, net" for the three and nine months ended September 30, 2021 and 2020, respectively, in the Unaudited Condensed Consolidated Statement of Earnings (Loss). An unrealized gain (loss) of $2.2, $(3.1), $(11.1) and $5.1 was recorded in "Accumulated other comprehensive income" in the Unaudited Condensed Consolidated Balance Sheets, related to the change in fair value of the tax receivable liability for the three and nine months ended September 30, 2021 and 2020, respectively.
The value of the Tax Receivable Agreement is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions including the timing and amount of future taxable income and realizability of tax attributes. When valuing the tax receivable liability at September 30, 2021, we utilized a discount rate of 3.1%. The discount rate was determined based on the risk-free rate and Vertiv's implied credit spread. A one percentage point change in the discount rate would result in a change in value of approximately $11.0 at September 30, 2021. Significant changes in unobservable inputs could result in material changes to the tax receivable liability.
Details of the changes in value for the Tax Receivable Agreement are as follows:

	2021	2020
Beginning liability balance, January 1	$155.6	$—
Tax receivable agreement, initially recorded	—	133.4
Change in fair value	6.4	13.7
Ending liability balance, September 30,	$162.0	$147.1

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
The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At September 30, 2021 interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. As of September 30, 2021 the fair value of interest rate swaps was $4.8 and was recorded in "Accumulated other comprehensive (loss) income" on the Unaudited Condensed Consolidated Balance Sheets. The total fair value at September 30, 2021 consisted of $10.2 current portion recorded in "Accrued expenses and other liabilities" in the Unaudited Condensed Consolidated Balance Sheets and a $5.4 non-current portion recorded in "Other assets". The Company recognized $2.7, $7.9, $2.9 and $3.4 in earnings for the three and nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, the Company expects that approximately $10.2 of pre-tax net losses on cash flow hedges will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Net investment hedge — During the three months ended September 30, 2021, the Company designated certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges were insignificant and are included in "Foreign currency translation" in the Unaudited Condensed Consolidated Statement of Other comprehensive income (loss). As of September 30, 2021, approximately $50 of the Company's intercompany debt were designated to hedge investments in certain foreign subsidiaries and affiliates.
Public warrants — as the Company's Public warrants were traded in active markets, their value was derived using quoted market prices and are classified as Level 1 financial instruments.
Private warrants — the fair value of the Private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model.

The significant assumptions which the Company used in the model are:

Warrant valuation inputs	September 30, 2021	December 31, 2020
Stock price	$24.09	$18.67
Strike price	$11.50	$11.50
Remaining life	3.35	4.10
Volatility	33.4%	29.0%
Interest rate (1)	0.61%	0.27%
Dividend yield (2)	0.04%	0.05%
(1)    Interest rate determined from a constant maturity treasury yield
(2)    September 30, 2021 and December 31, 2020 dividend yield assumes $0.01 per share per annum.

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
Other fair value measurements
We determine the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,153.6	$2,167.1	$2,169.9	$2,183.5
(1)See Note 5 — Debt for additional information

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Foreign currency translation, beginning	$89.0	$(9.5)	$104.9	$32.9
Other comprehensive income (loss)	(28.0)	46.1	(43.9)	3.7
Foreign currency translation, ending	61.0	36.6	61.0	36.6
Interest rate swaps, beginning	(7.5)	(35.5)	(32.8)	—
Unrealized gain (loss) deferred during the period (1)	2.7	(2.3)	28.0	(37.8)
Interest rate swaps, ending	(4.8)	(37.8)	(4.8)	(37.8)
Pension, beginning	(20.3)	(15.0)	(19.7)	(14.8)
Actuarial gains (losses) recognized during the period, net of income taxes	0.1	—	(0.5)	(0.2)
Pension, ending	(20.2)	(15.0)	(20.2)	(15.0)
Tax receivable agreement, beginning	(6.2)	16.2	(0.9)	—
Unrealized gain (loss) during the period (2)	2.2	(11.1)	(3.1)	5.1
Tax receivable agreement, ending	(4.0)	5.1	(4.0)	5.1
Accumulated other comprehensive income (loss)	$32.0	$(11.1)	$32.0	$(11.1)
(1)During the three and nine months ended September 30, 2021 and 2020, $2.7, $7.9, $2.9 and $3.4, respectively, was reclassified into earnings.
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
Vertiv determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker (CODM), which includes determining resource allocation methodologies used for reportable segments. During 2021, we reorganized our internal reporting and realigned our operating segment structure to how our CODM, our Chief Executive Officer, now allocates resources and makes decisions. The changes resulted in the identification of two new operating segments, 1) Greater China and 2) Australia & New Zealand, South East Asia and India (ASI) which previously were reported as our legacy Asia Pacific operating segment. Given the similarities of economic characteristics and other qualitative factors, we aggregate these operating segments, such that our reportable segments are unchanged.
In conjunction with the realignment, the Company concluded the new operating segments also comprised reporting units and the company tested goodwill for impairment for each reporting unit both immediately before and immediately after the business realignment. The Company allocated goodwill to the two new reporting units based on their relative fair value. The goodwill impairment tests under both the legacy and new reporting unit structures concluded that no impairment existed as of the date of the change.
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
Reportable Segments

Sales	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Americas	$542.1	$537.4	$1,616.2	$1,494.8
Asia Pacific	417.2	395.6	1,211.1	975.2
Europe, Middle East & Africa	306.4	262.7	867.0	690.6
	1,265.7	1,195.7	3,694.3	3,160.6
Eliminations	(36.8)	(33.7)	(106.7)	(95.6)
Total	$1,228.9	$1,162.0	$3,587.6	$3,065.0

Intersegment sales (1)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Americas	$4.9	$5.4	$12.6	$11.5
Asia Pacific	22.6	16.0	61.2	48.8
Europe, Middle East & Africa	9.3	12.3	32.9	35.3
Total	$36.8	$33.7	$106.7	$95.6
(1)Intersegment selling prices approximate market prices.

Operating profit (loss) (1)	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Americas	$113.4	$133.1	$368.4	$354.6
Asia Pacific	69.4	53.6	185.3	130.6
Europe, Middle East & Africa	59.0	0.9	154.8	49.2
Total reportable segments	241.8	187.6	708.5	534.4
Foreign currency gain (loss)	(4.9)	(11.7)	(2.1)	(16.3)
Corporate and other	(123.5)	(108.3)	(347.3)	(327.5)
Total corporate, other and eliminations	(128.4)	(120.0)	(349.4)	(343.8)
Amortization of intangibles	(31.6)	(32.5)	(95.3)	(97.1)
Operating profit (loss)	$81.8	$35.1	$263.8	$93.5
(1)Beginning in the first quarter of 2021, operating profit (loss) is the primary income measure used for assessing segment performance and making operating decisions. Comparative results for the three and nine months ended September 30, 2020 have been presented in conformity with the updated format.
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
The details of the earnings per share calculations for the three and nine months ended September 30, 2021 and 2020 are as follows (in millions, except per share and per share amounts):

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net income (loss) attributable to common shareholders	$56.2	$(103.5)	$97.6	$(367.8)

Weighted-average number of ordinary shares outstanding - basic	352,482,900	328,411,705	351,439,095	299,266,849
Dilutive effect of equity-based compensation and warrants	10,715,801	—	4,535,533	—
Weighted-average number of ordinary shares outstanding - diluted	363,198,701	328,411,705	355,974,628	299,266,849

Net income per share attributable to common shareholders
Basic	$0.16	$(0.32)	$0.28	$(1.23)
Diluted	0.15	(0.32)	0.27	(1.23)
The dilutive effect of stock awards and warrants was 10.7 million and 4.5 million shares during the three and nine months ended September 30, 2021, respectively. Additional stock awards and warrants were also outstanding during the three and nine months ended September 30, 2021, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive stock awards represented 1.8 million shares for the three months ended September 30, 2021. Such anti-dilutive stock awards and warrants represented 2.1 million and 5.7 million shares for the nine months ended September 30, 2021, respectively.

The dilutive effect of stock awards was zero during the three and nine months ended September 30, 2020. Additional stock awards and warrants were also outstanding during the three and nine months ended September 30, 2020, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive stock awards and warrants represented zero and 33.5 million shares for the three months ended September 30, 2020, and 1.6 million and 33.5 million shares for the nine months ended September 30, 2020, respectively.
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
On May 10, 2018, the jury in the case of Bladeroom Group Limited, et al. v. Facebook, Inc., Emerson Electric Co., Emerson Network Power Solutions, Inc. (now known as Vertiv Solutions, Inc.) and Liebert Corporation returned a verdict in favor of the plaintiff in the amount of $30.0. The jury found the defendants breached a confidentiality agreement with Bladeroom, were unjustly enriched by such breach, improperly disclosed or used certain of the plaintiff’s trade secrets and the misappropriation of such trade secrets was willful and malicious. On March 11, 2019, the court entered orders in the case affirming the original award of $30.0 and imposing an additional award for punitive damages of $30.0 as well as attorney fees and interest. Under the terms of the purchase agreement with Emerson, the Company is indemnified for damages arising out of or relating to this case, including the above amounts. On August 12, 2019, judgment was entered, confirming the award entered on March 11, 2019. Emerson submitted an appeal, and in connection with the appeal submitted a surety bond underwritten by a third-party insurance company in the amount of $120.1. As of December 31, 2020, the Company had accrued $96.2 in accrued expenses, the full amount of the judgment, and recorded an offsetting indemnification receivable of $96.2 in other current assets related to this matter.
On August 30, 2021, the appellate court entered a judgment that the district court erred in its prior rulings and vacated the district court's judgment and post-verdict orders on appeal and remanded the case back to the district court for a new trial; and further vacated orders related to attorneys' and expert witness' fees. As a result of the appellate court’s ruling, the Company reversed the prior accrual of $96.2 in accrued expenses for the full amount of the judgment, and reversed the associated indemnification receivable as of September 30, 2021. On September 27, 2021 Bladeroom filed a petition requesting a rehearing en banc with the 9th Circuit.
On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling shareholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling shareholders. On September 6, 2019, the selling shareholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration due to them. The selling shareholders assert that the applicable 2018 operating results were exceeded and that Vertiv owes $34.5 in earn-out, the highest amount of earn-out possible under the agreement. As of September 30, 2021 and December 31, 2020, the Company had accrued $2.8 in accrued expenses. Discovery is underway and a trial has been scheduled for February 2022. While Vertiv believes it has meritorious defenses against the assertions of the selling shareholders of Energy Labs, Vertiv is unable at this time to predict the outcome of this dispute. If Vertiv is unsuccessful, the ultimate resolution of this dispute could result in a loss of up to $31.7 in excess of the $2.8 accrued as well as costs and legal fees.

On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with, the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. The second phase of the arbitration is expected to commence in the fourth quarter of 2021. As of September 30, 2021, SVO has amended its damages claim to approximately $75.0. While Vertiv believes its claims are meritorious and defenses against certain assertions of SVO, Vertiv is unable at this time to predict the outcome of this dispute. Vertiv also has both a right to appeal the ultimate arbitration ruling and claims for indemnification against third parties and insurers for part or all of any judgment that may ultimately be entered against it.
At September 30, 2021, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated financial statements, nor were there any material commitments outside the normal course of business other than those described above.
(15) SUBSEQUENT EVENTS
Acquisition
On September 8, 2021, Vertiv Holdings Ireland DAC, a private company limited by shares incorporated in Ireland (the "Irish buyer"), Vertiv International Holding Corporation, an Ohio corporation (the “US Buyer” and together with the Irish Buyer, the “Buyers” and each a “Buyer”) and the Company entered into a sale and purchase agreement (the "Acquisition Agreement") to acquire the shares of E+I Engineering Ireland Limited, a private company limited by shares incorporated in Ireland, and Powerbar Gulf LLC - Foreign Direct Investment, a non-freezone limited liability company incorporated and registered in Ras Al Khaimah Economic Zone-Government of Ras Al Khaimah ("E+I"). Under the terms of the Acquisition Agreement, E+I will receive upfront consideration of approximately $1.8 billion, consisting of $1.2 billion in cash and approximately $630.0 of Vertiv common stock, issued at the volume-weighted average closing price per share over the 60-day trading period ended September 7, 2021, and equating to 23.1 million shares of Vertiv common stock. Vertiv will pay $100.0 of additional cash consideration if E+I achieves EBITDA of $146.0 in 2022 and an incremental $100.0 cash consideration if E+I achieves EBITDA of $156.0 or higher in 2022. The Acquisition closed on November 1, 2021.
E+I was founded in 1986 and is a leading independent provider of switchgear, busway and modular power units serving data center and C&I customers in Europe. The combination is expected to broaden our power infrastructure portfolio, expand our services opportunities by providing additional upfront project start-up and ongoing maintenance services, enable us to offer complete integrated power and modular solutions, help Vertiv continue its participation with Hyperscale cloud providers and expand its existing relationships as well as gain new customers with enhanced offerings and ultimately, offer customers more flexible and scalable power deployment options.
In conjunction with the acquisition mentioned above, the Company, through a wholly owned subsidiary, issued $850.0 of Senior Secured Notes as of October 22, 2021.
Senior Secured Notes due 2028
On October 22, 2021, Vertiv Group Corporation (the “Issuer”), completed its offering (the “Offering”) of $850.0 aggregate principal amount of its Senior Secured Notes due 2028 (the “Notes”) in a private placement at par. The Notes will bear interest at 4.125% per annum and mature on November 15, 2028. The Company incurred $12.0 of debt issuance costs that will be capitalized as part of the Notes.

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
Key Developments and Trends
Below is a summary of selected key developments affecting our business in the nine months ended September 30, 2021:
•On December 17, 2020, the Company announced its plans to redeem for cash all of its outstanding public warrants to purchase shares of our Class A common stock. In December 2020, $156.5 of cash was generated from the exercise of 13.6 million public warrants. In January 2021, 9.3 million public warrants were exercised generating cash proceeds of $107.5. Public warrants that remained unexercised as of 5 p.m. New York City time on January 19, 2021 were no longer exercisable, and the registered holders of such unexercised public warrants became entitled to receive the redemption price of $0.01 per warrant. All public warrants were exercised or redeemed as of January 22, 2021.
•On March 10, 2021, Vertiv Group Corporation, a Delaware corporation (the “Borrower”) and an indirect wholly owned subsidiary of Vertiv Holdings Co, Vertiv Intermediate Holding II Corporation, a Delaware corporation (“Holdings”) and the direct parent of Vertiv Group, and certain direct and indirect subsidiaries of the Borrower entered into an Amendment No. 1 to Term Loan Credit Agreement (the "Term Loan Amendment") with Citibank, N.A., as administrative agent (in such capacity, the “Term Agent”), and the lenders party thereto, which amended the Term Loan Credit Agreement, dated as of March 2, 2020 (as so amended the “Term Loan Credit Agreement”), by and among Holdings, the Borrower, the Term Agent and the lenders from time to time party thereto, to, among other things, reduce the interest rate margin for the Borrower’s outstanding term loans under the Term Loan Credit Agreement by 0.25%, to 2.75% in respect of term loans bearing interest based on the LIBOR rate and to 1.75% in respect of term loans bearing interest based on a base rate defined in the Term Loan Credit Agreement. The maturity date for such term loans remains March 2, 2027, and all other material provisions of the original Term Loan Credit Agreement remain materially unchanged.
•As previously disclosed in our 2020 Annual report on Form 10-K/A as filed on April 30, 2021, we restated the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020, as well each of the quarters within 2020 to make the necessary accounting corrections related to warrant accounting.

•On September 8, 2021, Vertiv Holdings Ireland DAC, a private company limited by shares incorporated in Ireland (the “Irish Buyer”), Vertiv International Holding Corporation, an Ohio corporation (the “US Buyer” and together with the Irish Buyer, the “Buyers” and each a “Buyer”) and the Company entered into a sale and purchase agreement (the “Acquisition Agreement”), to acquire shares of E+I Engineering Ireland Limited, a private company limited by shares incorporated in Ireland, and Powerbar Gulf LLC – Foreign Direct Investment, a non-freezone limited liability company incorporated and registered in Ras Al Khaimah Economic Zone-Government of Ras Al Khaimah, from the parties set forth in the Acquisition Agreement (the “Acquisition").
•The aggregate purchase price payable by the Buyers is approximately $1.8 billion in upfront consideration plus an additional potential $200.0 in cash, with the additional consideration subject to achieving certain future profit milestones. The upfront consideration consists of $1.2 billion in cash and shares of the Company’s common stock valued at approximately $630.0. The Acquisition closed on November 1, 2021.
•In conjunction with the Acquisition, on October 22, 2021, Vertiv Group Corporation (the “Issuer”), completed its offering (the “Offering”) of $850.0 aggregate principal amount of its Senior Secured Notes due 2028 (the “Notes”) in a private placement at par. The Notes will bear interest at 4.125% per annum and mature on November 15, 2028.
•Unprecedented measures have been taken by governments and businesses to address the COVID-19 pandemic. These measures have included shelter-in-place orders, restrictions on travel and business operations, temporary closures of businesses, and quarantines. As a result of this pandemic, global economic activity has been curtailed, causing significant volatility and disruption in global financial markets. These responsive measures taken by many countries have affected and could in the future materially impact the Company’s business, results of operations, financial condition and stock price.
•During the third quarter of 2021, aspects of the Company’s business continued to be affected by the COVID-19 pandemic. Despite strong market demand, supply chain challenges continued, with critical part shortages driving the need for additional spot buys at increased costs. Additionally, logistical issues have significantly delayed the receipt of materials and, in some cases, the Company cannot procure critical parts at any price, creating production and delivery challenges pressuring the top-line. The Company continues to take actions to address these challenges, which are expected to continue through the first half of 2022.
•The extent of the continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the extent, timing and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for products. Refer to Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors,” for more information. The Company continues to monitor the situation and will take further actions as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and shareholders.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020

(Dollars in millions)	Three months ended September 30, 2021	Three months ended September 30, 2020	$ Change	% Change
Net sales	$1,228.9	$1,162.0	$66.9	5.8%
Cost of sales	847.2	749.0	98.2	13.1%
Gross profit	381.7	413.0	(31.3)	(7.6)%
Selling, general and administrative expenses	257.8	251.7	6.1	(2.4)%
Amortization of intangibles	31.6	32.5	(0.9)	2.8%
Restructuring costs	(3.8)	71.7	(75.5)	105.3%
Foreign currency (gain) loss, net	4.9	11.7	(6.8)	58.1%
Asset impairments	8.7	9.4	(0.7)	7.4%
Other operating expense (income)	0.7	0.9	(0.2)	22.2%
Operating profit (loss)	81.8	35.1	46.7	(133.0)%
Interest expense, net	22.4	26.4	(4.0)	15.2%
Change in fair value of warrant liabilities	(32.5)	87.7	(120.2)	137.1%
Income tax expense	35.7	24.5	11.2	(45.7)%
Net income (loss)	$56.2	$(103.5)	$159.7	154.3%
Net Sales
Net sales were $1,228.9 in the third quarter of 2021, an increase of $66.9, or 5.8%, compared with $1,162.0 in the third quarter of 2020. The increase in sales was primarily driven by recovery from the COVID-19 pandemic and positive impacts from foreign currency of $21.0. By offering, critical infrastructure & solutions sales increased $49.8 including the positive impacts from foreign currency of $13.8. Services & spares sales increased $24.4, including positive impacts from foreign currency of $4.7. Integrated rack solutions sales decreased $7.3 offset by the positive impacts from foreign currency of $2.5.
Excluding intercompany sales, net sales were $537.2 in the Americas, $394.6 in Asia Pacific and $297.1 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $847.2 in the third quarter of 2021, an increase of $98.2, or 13.1% compared to the third quarter of 2020. The increase in cost of sales was primarily due to the flow-through impact of higher net sales volume and increased commodity and logistic costs. Gross profit was $381.7 in the third quarter of 2021, or 31.1% of sales, compared to $413.0, or 35.5% of sales in the third quarter of 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) were $257.8 in the third quarter of 2021, an increase of $6.1 compared to the third quarter of 2020. SG&A as a percentage of sales were 21.0% in the third quarter of 2021 compared with 21.7% in the third quarter of 2020. The increase in SG&A was primarily driven by prior year fixed cost reduction actions in the response to the COVID-19 pandemic, which did not recur in 2021.
Other Operating Expense
Other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). Other operating expenses were $42.1 for the third quarter of 2021, which was an $84.1 decrease from the third quarter of 2020. The decrease was primarily due to a decrease in restructuring costs of $75.5 and the change in foreign currency loss of $6.8.
Change in Fair Value of Warrant Liabilities
Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering ("IPO") of GSAH. The change in fair value of the outstanding warrants during the third quarter of 2021 and 2020 resulted in a gain $32.5 and a loss of $87.7, respectively. The change in fair value of stock warrants is the result of changes in market prices and other observable inputs deriving the value of the financial instruments.

Interest Expense
Interest expense, net, was $22.4 in the third quarter of 2021 compared to $26.4 in the third quarter of 2020. The $4.0 decrease is primarily driven by a $2.3 decrease related to the lower interest rates secured in the amendment to the Term Loan due 2027 during the first quarter of 2021, a $1.1 decrease in accretion expense associated with the Tax Receivable Agreement, and a $0.4 decrease due to net settlement payments on the Company's interest rate swaps as described in Note 10 to the unaudited condensed consolidated financial statements.
Income Taxes
Income tax expense was $35.7 in the third quarter of 2021 versus $24.5 in the third quarter of 2020. The effective rate in the three months ended September 30, 2021 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of valuation allowances, and reflects the impact of non-taxable changes in fair value of the warrant liabilities. For the three months ended September 30, 2020, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and discrete tax benefits related to a change in our indefinite reinvestment liability caused by legislative changes and movement in foreign currencies.
Tax expense in the third quarter of 2021 was $11.2 higher than the third quarter of 2020 primarily due to improved performance as well as the change in the mix of income.
Business Segments
The following is detail of business segment results for the three months ended September 30, 2021. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 12 — Segment Information, of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ Change	% Change
Net sales	$537.2	$532.0	$5.2	1.0%
Operating profit (loss)	113.4	133.1	(19.7)	(14.8)%
Margin	21.1%	25.0%
Americas net sales of $537.2 in the third quarter of 2021 increased $5.2, or 1.0% from the third quarter of 2020. By product offering, net sales increased in critical infrastructure & solutions by $13.2 driven by strong growth in Thermal, AC Power, and Custom Solutions offerings, service & spares increased by $11.9 due to improved customer site availability, and partially offset by a $19.9 decrease in integrated rack solutions primarily due to supply chain constraints. Additionally, Americas net sales were positively impacted by foreign currency of approximately $2.3.
Operating profit (loss) in the third quarter of 2021 was $113.4, a decrease of $19.7 compared with the third quarter of 2020. Margin decreased primarily due to increased commodity and logistic costs and supply chain constraints, partially offset by decreased year over year restructuring charges of $13.4.
Asia Pacific

(Dollars in millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ Change	% Change
Net sales	$394.6	$379.6	$15.0	4.0%
Operating profit (loss)	69.4	53.6	15.8	29.5%
Margin	17.6%	14.1%
Asia Pacific net sales were $394.6 in the third quarter of 2021, an increase of $15.0, or 4.0% from the third quarter of 2020. Sales increases were primarily due to growth in Thermal, AC Power and Rack UPS. By product offering, net sales improved in integrated rack solutions and service & spares by $11.0 and $9.6, respectively, and decreased by $5.6 in critical infrastructure & solutions. Additionally, Asia Pacific net sales were positively impacted by foreign currency of approximately $16.6.
Operating profit (loss) in the third quarter of 2021 was $69.4, an increase of $15.8 compared with the third quarter of 2020. Margin increased primarily due to decreased year over year restructuring charges of $10.6 and fixed cost improvement, partially offset by increased commodity, logistic costs and supply chain constraints.

Europe, Middle East & Africa

(Dollars in millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ Change	% Change
Net sales	$297.1	$250.4	$46.7	18.7%
Operating profit (loss)	59.0	0.9	58.1	n/m
Margin	19.9%	0.4%
EMEA net sales were $297.1 in the third quarter of 2021, an increase of $46.7, or 18.7% from the third quarter of 2020. Sales increased primarily due to deployment of large colocation data centers, strong execution on backlog, and continued focus on service deliveries. By product offering, net sales improved in all product offering categories including increases in critical infrastructure & solutions, service & spares, and integrated rack solutions by $42.2, $2.9, and $1.6, respectively. Additionally, EMEA net sales were positively impacted by foreign currency of approximately $2.1.
Operating profit (loss) in the third quarter of 2021 was $59.0, an increase of $58.1 compared with the third quarter of 2020. Margin improved primarily due to decreased year over year restructuring charges of $45.5, fixed cost volume leveraging on higher sales, improved operational productivity and new product introductions, partially offset by increased commodity, logistic costs and supply chain constraints.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $123.5 and $108.3 in the third quarter of 2021 and 2020, respectively. Corporate and other costs increased $15.2 compared with the third quarter of 2020 primarily due to $9.0 of costs related to merger and acquisition costs, a $14.0 increase in costs related to research and development and growth initiatives, partially offset by decreased year over year restructuring charges of $6.0.

Comparison of the Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020

(Dollars in millions)	Nine months ended September 30, 2021	Nine months ended September 30, 2020	$ Change	% Change
Net sales	$3,587.6	$3,065.0	$522.6	17.1%
Cost of sales	2,438.6	2,018.6	420.0	20.8%
Gross profit	1,149.0	1,046.4	102.6	9.8%
Selling, general and administrative expenses	779.6	742.8	36.8	(5.0)%
Amortization of intangibles	95.3	97.1	(1.8)	1.9%
Restructuring costs	(0.7)	73.0	(73.7)	101.0%
Foreign currency (gain) loss, net	2.1	16.3	(14.2)	87.1%
Asset impairments	8.7	21.7	(13.0)	59.9%
Other operating expense (income)	0.2	2.0	(1.8)	90.0%
Operating profit (loss)	263.8	93.5	170.3	(182.1)%
Interest expense, net	66.5	125.4	(58.9)	47.0%
Loss on extinguishment of debt	0.4	174.0	(173.6)	99.8%
Change in fair value of warrant liabilities	52.3	109.3	(57.0)	52.2%
Income tax expense	47.0	52.6	(5.6)	10.6%
Net income (loss)	$97.6	$(367.8)	$465.4	126.5%
Net Sales
Net sales were $3,587.6 in the first nine months of 2021, an increase of $522.6, or 17.1%, compared with $3,065.0 in the first nine months of 2020. The increase in sales was primarily driven by demand gains across each of the Company's product and service offerings, positive impacts from foreign currency of $96.5 and recovery from the COVID-19 pandemic. By product offering, critical infrastructure & solutions sales increased $398.8, which included positive impacts from foreign currency of $58.6. Services & spares sales increased $89.8, which included negative impacts from foreign currency of $24.4. Integrated rack solutions sales increased $34.0, which included the negative impacts from foreign currency of $13.5.
Excluding intercompany sales, net sales were $1,603.6 in the Americas, $1,149.9 in Asia Pacific and $834.1 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $2,438.6 in the first nine months of 2021, an increase of $420.0, or 20.8% compared to the first nine months of 2020. The increase in cost of sales was primarily due to the flow-through impact of higher net sales volume increased commodity and logistic costs, and supply chain constraints. Gross profit was $1,149.0 in the first nine months of 2021, or 32.0% of sales, compared to $1,046.4, or 34.1% of sales, in the first nine months of 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) were $779.6 in the first nine months of 2021, an increase of $36.8 compared to the first nine months of 2020. SG&A as a percentage of sales was 21.7% for the nine months ended September 30, 2021 compared with 24.2% in the nine months ended September 30, 2020. The increase in SG&A was primarily driven by prior year fixed cost reduction actions in the response to the COVID-19 pandemic, including discretionary spending cuts, that resulted in approximately $30.0 of one-time cost savings during 2020 that were not replicated in 2021. These cost saving were offset by one-time transaction related bonuses in 2020.
Other Operating Expenses
Other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). Other expenses were $105.6 for the first nine months of 2021, which was a $104.5 decrease from the first nine months of 2020. The decrease was primarily due to a decrease in restructuring costs of $73.7, change in foreign currency (gain) loss of $14.2, and a decrease in asset impairment of $13.0.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.4 in the first nine months of 2021 and related to lender fees associated with the Term Loan Amendment. This was a $173.6 decrease from the first nine months of 2020 loss that resulted from the repayment of indebtedness from the business combination and the subsequent refinancing transactions.
Change in Fair Value of Warrant Liabilities
Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the IPO of GSAH. The change in fair value of the outstanding warrants liability during the first nine months of 2021 and 2020 resulted in a loss of $52.3 and $109.3, respectively. The change in fair value of stock warrants was the result of changes in market prices and other observable inputs deriving the value of the financial instruments.
Interest Expense
Interest expense, net, was $66.5 in the first nine months of 2021 compared to $125.4 in the first nine months of 2020. The $58.9 decrease was primarily due to a $25.4 reduction in interest expense resulting from the repayment of indebtedness in the first half of 2020, a $20.4 decrease related to lower interest rates secured through the debt refinancing, as described in Note 5 to the unaudited condensed consolidated financial statements, a $15.5 decrease in accretion expense associated with the Tax Receivable Agreement, and partially offset by a $4.5 increase due to net settlement payments on the Company's interest rate swaps.
Income Taxes
Income tax expense was $47.0 in the first nine months of 2021 compared to $52.6 in the first nine months of 2020. The effective rate in the first nine months of 2021 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and reflects the benefit of impact of non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the period. The effective tax rate includes the benefit of certain internal reorganizations and tax elections outside the U.S. In the first nine months of 2020, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and discrete tax benefits related to a change in our indefinite reinvestment liability caused by legislative changes and movement in foreign currencies.
The tax expense in the first nine months of 2021 was $5.6 lower than the first nine months of 2020 primarily due to the change in mix of income, non-U.S. tax elections and changes in valuation allowances in the U.S.
Business Segments

The following is detail of business segment results for the nine months ended September 30, 2021. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see Note 12 — Segment Information, of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change	% Change
Net sales	$1,603.6	$1,483.3	$120.3	8.1%
Operating profit (loss)	368.4	354.6	13.8	3.9%
Margin	23.0%	23.9%
Americas net sales of $1,603.6 in the first nine months of 2021 increased $120.3, or 8.1% from the first nine months of 2020. By product offering, net sales increased in critical infrastructure & solutions by $107.3 driven by strong growth in Thermal, AC Power and Custom Solutions offerings. Service & spares increased by $22.4 due to improved customer site availability, partially offset by a $9.4 decrease in integrated rack solutions primarily due to supply chain constraints. Americas net sales were positively impacted by foreign currency of approximately $6.6.
Operating profit (loss) in the first nine months of 2021 was $368.4, an increase of $13.8 compared with the first nine months of 2020. Margin improved primarily due to fixed cost volume leveraging on higher sales and fixed cost management, decreased year over year restructuring charges of $12.4, partially offset by increased commodity, logistic costs, and supply chain constraints.

Asia Pacific

(Dollars in millions)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change	% Change
Net sales	$1,149.9	$926.4	$223.5	24.1%
Operating profit (loss)	185.3	130.6	54.7	41.9%
Margin	16.1%	14.1%
Asia Pacific net sales were $1,149.9 in the first nine months of 2021, an increase of $223.5, or 24.1% from the first nine months of 2020. Sales increases were primarily due to strong growth in large projects such as data centers, 5G projects, and wind power. Additionally sales improved in part due to a recovery from COVID-19 in telecom, channel and services. By product offering, net sales improved in all offering categories, including increases in critical infrastructure & solutions, integrated rack solutions and service & spares of $140.4, $37.8 and $45.3, respectively. Additionally, Asia Pacific net sales were positively impacted by foreign currency of approximately $56.2.
Operating profit (loss) in the first nine months of 2021 was $185.3, an increase of $54.7 compared with the first nine months of 2020. Margin improvements were driven by fixed cost volume leveraging on higher sales, decreased year over year restructuring charges of $7.4, partially offset by the absence of related government subsidies experienced in 2020 and increased commodity, logistic costs, and supply chain constraints.
Europe, Middle East & Africa

(Dollars in millions)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change	% Change
Net sales	$834.1	$655.3	$178.8	27.3%
Operating profit (loss)	154.8	49.2	105.6	214.6%
Margin	18.6%	7.5%
EMEA net sales were $834.1 in the first nine months of 2021, an increase of $178.8, or 27.3% from the first nine months of 2020. Sales increases were primarily due to deployment of large colocation data centers and recovery from COVID-19. By offering, net sales improved in all offering categories, including increases in critical infrastructure & solutions, service & spares, and integrated rack solutions of $151.1, $22.1, and $5.6 respectively. Additionally, Europe, Middle East & Africa net sales were positively impacted by foreign currency of approximately $33.7.
Operating profit (loss) in the first nine months of 2021 was $154.8, an increase of $105.6 compared with the first nine months of 2020. Margin improved primarily due to decreased year over year restructuring charges of $49.0, fixed cost volume leveraging on higher sales, improved operational productivity and new product introductions, partially offset by increased commodity, logistic costs and supply chain constraints.

Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $347.3 and $327.5 in the first nine months of 2021 and 2020, respectively. Corporate and other costs increased $19.8 compared with the first nine months of 2020 primarily due to an approximately $25.0 increase in costs related to research and development, $9.0 of costs related to merger and acquisition costs and growth initiatives, partially offset by decreased year over year restructuring charges of $4.9.
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
In addition to the cash inflow generated from the closing of the merger with GSAH, we believe that net cash provided by operating activities, augmented by long-term debt arrangements and the ABL Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, as well as the resources necessary to invest for growth in existing businesses and manage our capital structure on a short- and long-term basis. We expect to continue to opportunistically access the capital and financing markets from time to time. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance that we will continue to have access to the capital and financing markets on acceptable terms.
At September 30, 2021, we had $743.6 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $455.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $145.0. At September 30, 2021, Vertiv Group and certain other subsidiaries of the Company had $435.2 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $19.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
On October 22, 2021, Vertiv Group Corporation (the “Issuer”), completed its offering (the “Offering”) of $850.0 aggregate principal amount of its Senior Secured Notes due 2028 (the “Notes”) in a private placement at par. The Notes will bear interest at 4.125% per annum and mature on November 15, 2028.
Long-Term Debt Obligations
There is a discussion in Note 5 — Debt of the consolidated financial statements of the long-term debt arrangements issued by the Company with certain of our subsidiaries named as guarantors or co-borrowers.

Summary Statement of Cash Flows
Nine Months Ended September 30, 2021 and 2020

(Dollars in millions)	2021	2020	$ Change	% Change
Net cash provided by (used for) operating activities	$174.4	$14.4	$160.0	1,111.1%
Net cash used for investing activities	(46.7)	(26.2)	(20.5)	78.2
Net cash provided by financing activities	86.5	112.3	(25.8)	(23.0)
Capital expenditures	(43.3)	(21.3)	(22.0)	103.3
Investments in capitalized software	(9.5)	(4.9)	(4.6)	93.9
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $174.4 in the first nine months of 2021, a $160.0 increase in cash generation compared to the first nine months of 2020. The increase in cash generation was primarily driven by higher sales and operating profit, lower cash paid for interest expense as a result of debt pay down and refinancing, reduced one-time costs associated with the special purpose acquisition company ("SPAC") transactions in the first nine months of 2020 and partially offset by decreased available cash due to trade working capital.
Net Cash used for Investing Activities.
Net cash used for investing activities was $46.7 in the first nine months of 2021 compared to net cash used for investing activities of $26.2 in the first nine months of 2020. The increased use of cash over the comparable period was primarily the result of increased capital expenditures.
Net Cash provided by Financing Activities
Net cash provided by financing activities was $86.5 in the first nine months of 2021 compared to $112.3 in the first nine months of 2020. The decrease in cash generation was primarily the result of many non-recurring financing activities in the first quarter of 2020, including proceeds from the business combination (as mentioned above) of $1,827.0 partially offset by payments to the Vertiv Stockholder of $341.6 and repayments of Prior Notes of $1,370.0. Additionally, there were net borrowings on the ABL Revolving Credit Facility and Term Loan of $46.3 and $108.0, respectively, in the first nine months of 2020 whereas, in the first nine months of 2021, the financial activity was driven by proceeds from the exercise of public warrants totaling $107.5.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2020 financial statements, as restated as part of our Form 10-K/A filed on April 30, 2021, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies of our 2020 Annual Report on Form 10-K/A.
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
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of material weaknesses in internal control over financial reporting described below.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
General Information Technology Controls (GITCs)
We continue to make progress in advancing foundational elements of our GITCs. These elements are providing value as we are leveraging them in the design of our future state processes and controls within Oracle, which is expected to go-live for a majority of our business in 2021. Our remediation plan includes, but is not limited to:
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
Changes in Internal Control over Financial Reporting
We have undertaken strategic remediation actions, as discussed above, to address the material weaknesses in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended September 30, 2021 but have not materially affected our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by this item is set forth in Note 14 “Commitments, Contingencies and Guarantees” to the Company’s condensed consolidated financial statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors.
The Company's risk factors, as of September 30, 2021, have not materially changed from those described in Part 1, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed on April 30, 2021.

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
2.1
Sale and Purchase Agreement between Vertiv Holdings Ireland DAC, Vertiv International Holding Corporation, the Company, and the Sellers listed therein, dated September 8, 2021, incorporated by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2021.

4.1
Indenture, dated as of October 22, 2021, by and among Vertiv Group Corporation, the guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent, incorporated by reference to Exhibit 4.1 on the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2021.

4.2	Form of 4.125% Senior Secured Note due 2028, incorporated by reference to Exhibit 4.2 on the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2021.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2021	Vertiv Holdings Co
/s/ Rob Johnson
Name: Rob Johnson
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer