Form 10-K
period 2021-12-31
Vertiv Holdings Co
filed 2022-03-01
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 30, 2021 (the last business day of the most recently completed second quarter) was approximately $7,784,432,865
As of February 22, 2022, there were 375,991,964 shares of our Class A common stock, par value $0.0001, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2022 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless the context otherwise indicates or requires, references to “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Annual Report"), may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such are not historical facts. Such statements may include, without limitation, those regarding our future financial performance or position, capital structure, indebtedness, business performance, strategy and plans, and expectations and objectives of Vertiv management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of results or performance. Vertiv cautions that such forward-looking statements are subject to numerous assumptions, risks and uncertainties, which may change over time. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management.
The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on Vertiv. There can be no assurance that future developments affecting Vertiv will be those that Vertiv has anticipated.
Forward-looking statements included in this Annual Report speak only as of the date of this Annual Report or any earlier date specified for such statements. Vertiv undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.
These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of Vertiv’s customers’ markets; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; competition in the infrastructure technologies industry; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; failure to properly manage the Vertiv’s supply chain or difficulties with third-party manufacturers; our ability to forecast changes in prices, including due to inflation in material, freight and/or labor costs, and timely implement measures necessary to mitigate the impacts of any such changes; risks associated with our significant backlog, including that the impacts of any measures taken to mitigate inflation will not be reflected in our financial statements immediately; failure to meet or anticipate technology changes risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; Vertiv’s ability to realize cost savings in connection with Vertiv's restructuring program; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; changes to tax law; ongoing tax audits; costs or liabilities associated with product liability; the global scope of Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States and abroad; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; risks associated with litigation or claims against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; failure to maintain internal controls over financial reporting; the unpredictability of Vertiv’s future operational results, including the ability to grow and manage growth profitably; potential net losses in future periods; Vertiv’s level of indebtedness and the ability to incur additional indebtedness; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements is not fully within our control; Vertiv’s ability to access funding through capital markets; the Vertiv Stockholder’s significant ownership and influence over the Company; risks associated with Vertiv’s obligations to pay the

Vertiv Stockholder portions of the tax benefits relating to pre-Business Combination tax assets and attributes; resales of Vertiv's securities may cause volatility in the market price of our securities; Vertiv's Organizational Documents contain provisions that may discourage unsolicited takeover proposals; Vertiv's Certificate of Incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of Vertiv’s subsidiaries to pay dividends; volatility in Vertiv's stock price due to various market and operational factors; risks associated with the failure of industry analysts to provide coverage of Vertiv's business or securities; competition, the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; and factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future acquisitions; risks associated with Vertiv's limited history of operating as an independent company; and other risks and uncertainties indicated in this Annual Report including those under the heading “Item 1A. Risk Factors.”
Risk Factor Summary
Investing in Vertiv's common stock involves a high degree of risk. You should carefully consider all information in this Annual Report prior to investing in Vertiv common stock. These risks are discussed more fully in the section titled “Item 1A. Risk Factors.” These risks and uncertainties include, but are not limited to, the following:
•Risks relating to the continued growth of our customers’ markets;
•The long sales cycles for certain of our products and solutions offerings, as well as unpredictable placing or canceling of customer orders;
•Disruption of our customers’ orders or the markets;
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
•Failure to properly manage the Company’s supply chain or difficulties with third-party manufacturers and increases in costs of materials, labor and freight;
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
•Failure of product offerings yielding legal liability and damage to the Company's reputation and brands;
•The global scope of the Company’s operations;
•Risks associated with the Company’s sales and operations in emerging markets including economic, political, and production level risk;
•Risks associated with future legislation and regulation of the Company’s customers’ markets both in the United States and abroad;
•The Company’s ability to comply with various laws and regulations, including, but not limited to, laws and regulations relating to data protection and data privacy;
•Failure to properly address legal compliance issues, particularly those related to imports/exports and foreign operations;
•The Company’s ability to comply with laws and regulations relating to environmental, anti-corruption and international trade and the costs associated with legal compliance Risks associated with litigation or claims against the Company, including the risk of adverse outcomes in any such legal claims or proceedings;
•The Company’s ability to protect or enforce its intellectual property and proprietary rights on which its business depends;
•Third party intellectual property infringement claims;
•Liabilities associated with environmental, health and safety matters;
•Risks related to sustainability and environmental, social, and governance (ESG) issues;
•Failure to realize the value of goodwill and intangible assets;
•Exposure to fluctuations in foreign currency exchange rates;
•Any failure to remediate material weaknesses in our internal controls over financial reporting;

•Volatility of the end markets we serve may impact ability to grow and manage growth profitably;
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
•Provisions contained in our organizational documents that may discourage unsolicited takeover proposals;
•A forum selection clause included in our Certificate of Incorporation, which could discourage or limit stockholders’ ability to make a claim against us;
•The ability of the Company’s subsidiaries to pay dividends;
•Volatility in our stock price due to various market and operational factors;
•Risks associated with the failure of industry analysts to provide coverage of our business or our securities;
•Risk related to the increase in Class A common stock upon the exercise of outstanding warrants;
•Increased volatility in our net income (loss) due to the valuation of our Warrants;
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
•The phase-out of LIBOR affecting interest rates for our variable rate debt and interest rate swap agreements;
•Fluctuations in interest rates materially affecting our financial results and increasing the risk our counterparties default on our interest rate hedges; and
•The Company's incurrence of significant costs and devotion of substantial management time as a result of operating as a public company; and ceasing to be an “emerging growth company.”

The discussion of risk factors contained in "Item 1A. Risk Factors" herein includes forward-looking statements. These risks, which may be affected by a number of factors, whether currently known or unknown, including but not limited to those described herein, may impact our actual financial condition, operating results and prospects, and are important to understanding other statements included in this Annual Report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impact our business operations. If any of the events or circumstances described in the following risk factors occur, in whole or in part, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected and vary materially from past, or anticipated future, results. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Because of the risk factors included herein, as well as other factors affecting our financial condition, operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART I.
(Dollars in millions except for per share data and as otherwise noted)
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
Our Company
Vertiv Holdings Co, formerly known as GS Acquisition Holdings Corp, was originally incorporated in Delaware on April 25, 2016 as a special purpose acquisition company. On June 12, 2018, GS Acquisition Holdings Corp (“GSAH”) consummated its initial public offering (the “IPO”), following which its securities began trading on the New York Stock Exchange (the “NYSE”). Thereafter, on February 7, 2020, (1) Crew Merger Sub I LLC, a direct, wholly-owned subsidiary of GSAH merged with and into Vertiv Holdings, LLC (“Vertiv Holdings”) with Vertiv Holdings continuing as the surviving entity, and (2) immediately thereafter, Vertiv Holdings merged with and into Crew Merger Sub II LLC, a direct, wholly-owned subsidiary of GSAH, with Crew Merger Sub II LLC continuing as the surviving entity and being renamed “Vertiv Holdings, LLC”. This transaction is referred to as the “Business Combination”.
As a result of the consummation of the Business Combination, (a) the Company directly owns all of the equity interests of Vertiv Holdings and indirectly owns the equity interests of its subsidiaries and (b) VPE Holdings LLC, a Delaware limited liability company (the "Vertiv Stockholder"), the sole equity owner of Vertiv Holdings prior to the Business Combination, holds 37,955,215 shares of our Class A common stock as of February 22, 2022.
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
We have a broad range of offerings, which include AC and DC power management products, thermal management products, integrated rack systems, modular solutions, and management systems for monitoring and controlling digital infrastructure. These comprehensive offerings are integral to the technologies used for a number of services, including e-commerce, online banking, file sharing, video on-demand, energy storage, wireless communications, Internet of Things (“IoT”) and online gaming. In addition, through our global services network, we provide lifecycle management services, predictive analytics and professional services for deploying, maintaining and optimizing these products and their related systems.
Our primary customers are businesses across three main end markets: (1) data centers (including hyperscale/cloud, colocation, enterprise and edge), (2) communication networks and (3) commercial and industrial environments. Within these areas we serve a diverse array of industries, including social media, financial services, healthcare, transportation, retail, education and government. We approach these industries and end users through our global network of direct sales professionals, independent sales representatives, channel partners and original equipment manufacturers. Many of our installations are completed in collaboration with our customers and we work with them from the initial planning phase through delivery and servicing of the completed solution. This depth of interaction supports key customer relationships, sometimes spanning multiple decades. Our most prominent brands include Liebert, NetSure, Geist, E&I, Powerbar and Avocent.

Our business is organized into three segments according to our main geographic regions—the Americas, Asia Pacific and EMEA—and we manage and report our results of operations across these three business segments. For the year ended December 31, 2021, Vertiv’s revenue was $4,998.1, of which 44% was transacted in the Americas; 32% was transacted in Asia Pacific; and 24% was transacted in EMEA as compared with our revenue for the year ended December 31, 2020 of $4,370.6, of which 47% was transacted in the Americas, 31% was transacted in Asia Pacific, and 22% in EMEA.
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
•Colocation: These facilities range in size and offer users a location where they can place their information technology (“I.T.”) equipment, while the building and critical digital infrastructure is owned by the colocation company. We find that this portion of the industry is growing rapidly. Examples of companies in this space include Digital Realty and Equinix.
•Enterprise: This classification refers to the “Fortune 1000” type businesses that have their own on-premises data centers. Examples of companies in this space include Goldman Sachs, J.P. Morgan, Walmart and Cleveland Clinic. We have found that the growth of the enterprise market, based on data centers and square footage, has generally been flat for the past three years.
•Edge: These types of data centers are at the infancy stage of their development and will likely be utilized by all of the aforementioned categories in the future. These locations are decentralized by nature and located closer to where the data is being demanded (i.e., towards the edge of the network). This market is currently small, but the opportunities for growth in this space are expected to increase as the proliferation of connected devices and data storage needs continue to grow in the future.
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
Commercial/Industrial: This space is comprised of those applications that are tied to a company’s critical systems. Examples include transportation, manufacturing, oil and gas, etc. These applications are growing in their need for intelligent infrastructure and may be regulated or need to satisfy some level of compliance. The growth in this area generally aligns with gross domestic product.
Our Offerings
We design, manufacture and service critical digital infrastructure technology for data centers, communication networks and commercial/industrial environments. Our principal offerings include:
Critical infrastructure & solutions
We identify delivery of products as performance obligations within the critical infrastructure & solutions offering. Such products include AC and DC power management, thermal management, low/medium voltage switchgear, busway, and integrated modular solutions.
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
Sales and Marketing
Due to the global nature of our customers, we go to market through multiple channels to ensure that we map our coverage to align with our customers’ buying organization. Our primary selling method is direct sales. To accomplish this, we have approximately 3,000 sales people located around the world. Additionally, we utilize a robust network of channel partners in the form of distributors, I.T. resellers, value-added retailers and original equipment manufacturers. This network helps extend our global reach to all corners of the world where we operate.
Backlog
Vertiv’s estimated combined order backlog was approximately $3,191.0 and $1,844.8 as of December 31, 2021 and 2020, respectively. The backlog consists of product and service orders for which a customer purchase order or purchase commitment has been received and which have not yet been delivered. Orders may be subject to cancellation or rescheduling by the customer. The following table shows estimated backlog by business segment at December 31, 2021 and 2020, respectively.

(Dollars in millions)	December 31, 2021(1)	December 31, 2020
Americas	$1,886.1	$836.0
Asia Pacific	484.2	445.9
EMEA	820.7	562.9
Total Backlog	$3,191.0	$1,844.8
(1)    For the year ended December 31, 2021 E&I backlog of $66.0 and $221.8 are included in Americas; and Europe, Middle East & Africa reportable segments, respectively.
The vast majority of the combined backlog as of December 31, 2021 is considered firm and is expected to be shipped within one year. Due to continued supply chain challenges globally and continued strong demand there has been an increase in customer orders placed in advance which has increased backlog by approximately $1.4 billion since 2020. We do not believe that Vertiv’s backlog estimates as of any date are necessarily indicative of our revenues for any future period. Backlog estimates are subject to a number of risks. See “Item 1A. Risk factors—Risks relating to our customers and our industry—We may not realize all of the sales expected from our backlog of orders and contracts.”
Research and Development
We are committed to outpacing our competitors and being first to market with new product developments and improvements. In 2021, Vertiv spent $266.4 on Research and Development (“R&D”). We use our R&D budget to focus on fostering new product innovation and engineering. We have global product leaders that manage global product lines and engineering organizations to ensure that we continue to be ahead of market trends by leveraging our regional input. These global groups are also supported by in-region product and engineering teams who are responsible for understanding and adapting our offerings to local market and customer requirements. These teams work closely with our sales and service network which allows us to receive and act upon customer feedback to continuously improve our offerings.
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

Facilities, Operations and Supply Chain
Being able to serve our customers both on a global and regional level is important, and we have built our manufacturing footprint with that principle in mind. We have significant manufacturing facilities in the Americas, Asia Pacific and EMEA. This well-diversified global network of facilities allows for cost, delivery and inventory optimization. Our manufacturing facilities are supported by regional engineering and configuration centers where, if our customers desire, we can tailor our products to the local market and to a given customer’s specific requirements.
We have established a robust supply chain that is normally complementary to our manufacturing footprint. The COVID-19 pandemic has led to supply chain constraints, despite strong market demand, and we have experienced significant material, freight and labor cost increases, which are expected to continue throughout 2022. In addition to providing high quality service to our customers, we follow a diversification strategy to avoid overconcentration or a significant dependence on a particular supplier or region. The Company continues to take actions to address these challenges.
Human Capital Resources
As of December 31, 2021, we employed approximately 24,000 full-time and part-time employees. Approximately 29% of our employees are manufacturing operators and we use talent acquisition and retention practices, including but not limited to, college and university recruiting programs, job fairs, and compensation benchmarking, employee engagement and communication through email, social media, and other communication platforms. We also provide employee development and training programs for our employees, including new product training for our sales and services organizations, “Managing@Vertiv” for our management level employees, and “MyFirst90Days” for newly hired employees as key human capital measures and objectives.
We are committed to attracting, hiring and developing the best and brightest talent and focus significant resources on supporting and managing our globally diverse employee population. We offer our employees competitive pay packages and a broad range of company-paid benefits and recognize that our success is based in large part on the talents and dedication of those we employ.
Intellectual Property
Our ability to create, obtain and protect intellectual property is important to the success of our business and our ability to compete. We create intellectual property ("IP") in our operations globally, and we actively work to protect and enforce our IP rights. We consider our trademarks to be valuable assets, including well-known marks within the industry such as Vertiv, Geist, Liebert, Energy Labs, NetSure, E&I, Powerbar, and Avocent.
In addition, we integrate licensed third party technology and IP into certain aspects of our products. Although certain third party proprietary IP rights are important to our success, we do not believe we are materially dependent on any particular third party patent of license or group.
As of December 31, 2021 Vertiv had approximately 2,700 patents and approximately 470 pending, published or allowed patent applications, and approximately 1,800 registered trademarks and approximately 200 pending trademark applications.
Raw Materials
We obtain raw materials and supplies from a variety of sources and generally from more than one supplier. We have experienced critical part shortages supply chain constraints in addition to logistical issues which have significantly delayed receipt of materials, as well as increases in the costs of certain raw materials. We continue to address these challenges associated with our sources, supplies and costs of raw materials.
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

At sites which we own, lease or operate, or have previously owned, leased or operated, or where we have disposed or arranged for the disposal of hazardous materials, we could incur liability for any potential contamination, and could in the future be liable for additional contamination. We have projects under way at certain current and former manufacturing facilities to investigate and remediate environmental contamination. Compliance with laws regulating contamination and the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on our capital expenditures, earnings or competitive position.
Business Combination
GSAH was incorporated on April 25, 2016 as a Delaware corporation under the name “GS Acquisition Holdings Corp” and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 12, 2018, GSAH closed its IPO of 69,000,000 units, consisting of one share of Class A common stock and one-third of one redeemable warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, GSAH closed the private placement of an aggregate of 10,533,333 warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company (our “Sponsor”), at a price of $1.50 per Private Placement Warrant, generating proceeds of $15.8.
The Public Warrants were redeemed by the Company and delisted on January 19, 2021. The Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrant. As of December 31, 2021, there are 10,533,333 private placement warrants outstanding.
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
Pursuant to the Stockholders Agreement, the Vertiv Stockholder has the right to nominate up to four directors to our Board of Directors, subject to its ownership percentage of the total outstanding shares of Class A common stock. If the Vertiv Stockholder holds: (i) 30% or greater of the outstanding Class A common stock, it will have the right to nominate four directors (two of which must be independent); (ii) less than 30% but greater than or equal to 20% of the outstanding Class A common stock, it will have the right to nominate three directors (one of which must be independent); (iii) less than 20% but greater than or equal to 10% of the outstanding Class A common stock, it will have the right to nominate two directors; (iv) less than 10% but greater than or equal to 5% of the outstanding Class A common stock, it will have the right to nominate one director; and (v) less than 5% of the outstanding Class A common stock, it will not have the right to nominate any directors. As long as the Vertiv Stockholder has the right to nominate at least one director, the Vertiv Stockholder shall have certain rights to appoint its nominees to committees of the Board of Directors and the Company shall take certain actions to ensure the number of directors serving on the Board of Directors does not exceed nine. In addition, the Stockholders Agreement provides that so long as the Company has any Executive Chairman or Chief Executive Officer as a named executive officer, the Company shall take certain actions to include such Executive Chairman or Chief Executive Officer on the slate of nominees recommended by the Board of Directors for election. The Stockholders Agreement also provides that, for so long as the Vertiv Stockholder holds at least 5% of our outstanding Class A common stock, the Vertiv Stockholder will have the right to designate an observer to attend meetings of the Board, subject to certain limitations. As of February 22, 2022, the Vertiv Stockholder holds 10% of the outstanding Class A common stock.
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into the Tax Receivable Agreement, which generally provided for payments to the Vertiv Stockholder of 65% of the cash tax savings in U.S. federal, state, local and certain foreign taxes, that we actually realize (or are deemed to realize) in periods after the closing of the Business Combination as a result of (i) increases in the tax basis of certain intangible assets of Vertiv resulting from certain pre-Business Combination acquisitions, (ii) certain U.S. federal income tax credits for increasing research activities (so-called “R&D credits”) and (iii) tax deductions in respect of certain Business Combination expenses. We expect to retain the benefit of the remaining 35% of these cash tax savings.
For purposes of the Tax Receivable Agreement, the applicable tax savings are generally computed by comparing our actual tax liability for a given taxable year to the amount of such taxes that we would have been required to pay in such taxable year without the tax basis in the certain intangible assets, the U.S. federal income tax R&D credits and the tax deductions for certain Business Combination expenses described above. The original term of the Tax Receivable Agreement was twelve taxable years following the closing of the Business Combination, with the payments described in (i) and (ii) above being deferred until the close of our third taxable year following the closing of the Business Combination, and payments described in (iii) above generally being deferred until the close of our fourth taxable year following the closing of the Business Combination and then payable ratably over the following three taxable year period regardless of whether we actually realize such tax benefits.
On December 31, 2021, the Company and the Vertiv Stockholder entered into a TRA Repurchase Agreement, in which the parties agreed to amend and supplement the Tax Receivable Agreement, to replace the Company’s remaining payment obligations under the Tax Receivable agreement with an obligation to pay $100 million in cash in two equal installments, payable on or before June 15, 2022, and on or before September 15, 2022. Upon receipt of the second installment payment, the Tax Receivable Agreement will terminate and the Company will not be required to make any further payments to the Vertiv Stockholder thereunder. In the event of a change of control of the Company prior to delivery of the second installment payment, all unpaid installment payments (together with any accrued interest thereon) will accelerate and become payable upon the consummation of such change of control, consistent with the existing terms of the Tax Receivable Agreement. In addition, in the event of a material breach by the Company of any of its material obligations under the TRA Repurchase Agreement, all unpaid obligations under the TRA Repurchase Agreement will accelerate and become payable immediately and will accrue interest at a rate equal to the lesser of the default rate and the maximum rate (each, as defined in the Tax Receivable Agreement) until satisfied in full.

Corporate Information
Our principal executive offices are located at 1050 Dearborn Drive, Columbus, Ohio, 43085, and our telephone number is (614) 888-0246. Our website is www.vertiv.com.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at www.vertiv.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, including press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. Our references to website URLs are intended to be inactive textual references only. The information found on, or that can be accessed from or that is hyperlinked to, our website does not constitute part of, and is not incorporated into, this Annual Report.
This Annual Report contains some of our trademarks, service marks and trade names, including, among others, Vertiv, Liebert, NetSure, Geist, Energy Labs, E&I, Powerbar, and Avocent. Each one of these trademarks, service marks or trade names is either (1) our registered trademark, (2) a trademark for which we have a pending application, or (3) a trade name or service mark for which we claim common law rights. All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report are presented without the TM, SM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our respective rights or the rights of the applicable licensors to these trademarks, service marks and trade names.
Upon the written request of any record holder or beneficial owner of Common Stock entitled to vote at the Annual Meeting, we will, without charge, provide a copy of our Annual Report, including the financial statements and the financial statement schedules, for the fiscal year ended December 31, 2021, as filed with the SEC. Requests should be directed to ir@vertiv.com.

Item 1A. Risk Factors
An investment in our securities involves risks and uncertainties. You should carefully consider the following risks as well as the other information included in this annual report, including “Cautionary Statement About Regarding Forward-Looking Statements,” “Risk Factor Summary,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this annual report, before investing in our securities. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us. Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Vertiv Holdings Co and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of Vertiv prior to the consummation of the Business Combination.
Risks Related to Our Customers and Our Industry
We rely on the continued growth of our customers’ networks, in particular data center and communication networks, to grow our business, operations and revenue, and any decreases in demand in these networks could lead to a decrease in our product offerings.
A substantial portion of our business depends on the continued growth of our customers’ data centers and communication networks. If these networks do not continue to grow, whether as a result of changes in the economy, capital spending, building capacity in excess of demand, delays in receiving required permits and approvals, or for any other reason, overall demand could decrease for our product offerings, which would have an adverse effect on our business, results of operations and financial condition.
The long sales cycles for certain of our products and solutions offerings, as well as unpredictable placing or canceling of customer orders, particularly large orders, may cause our revenues and operating results to vary significantly from quarter-to-quarter, which could make our future operational results less predictable.
A customer’s decision to purchase certain of our products or solutions, particularly products new to the market or long-term end-to-end solutions, may involve a lengthy contracting, design and qualification process. In particular, customers deciding on the design and implementation of large deployments may have lengthy and unpredictable procurement processes that may delay or impact expected future orders. As a result, the order booking and sales recognition process [is sometimes / often] uncertain and unpredictable, with some customers placing large orders with short lead times on little advance notice and others requiring lengthy, open-ended processes that may change depending on global or regional economic weakness. This unpredictability may cause our revenues and operating results to vary unexpectedly from quarter-to-quarter, making our future operational results less predictable.
Any disruption or consolidation of our customers’ markets or reduction in customer spending on technology could result in declines in the sales volume and prices of our products.
The disruption of our customers’ markets could occur due to a number of factors, including government policy changes, industry consolidations or the shifting of market size and power among customers. Such consolidations or other disruptions may result in certain parties gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. Such changes could impact spending as customers evolve their strategies or integrate acquired operations. For example, if industry consolidation results in there being fewer customers, the loss of any one customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants. Any reduction in customer spending on technological development as a result of these and other factors could have an adverse effect on our business, results of operations and financial condition. (See also “— Future legislation and regulation, both in the United States and abroad, governing the Internet services, other related communications services and information technologies could disrupt our customers’ markets resulting in declines in sales volume and prices of our products and otherwise have an adverse effect on our business operations.”)

Large companies, such as communication network and cloud/hyperscale and colocation data center providers, often require more favorable terms and conditions in our contracts, which could result in downward pricing pressures on our business.
Large companies, such as communication network and cloud/hyperscale and colocation data center providers, comprise a material portion of our customer base and generally have greater purchasing power than smaller entities. Accordingly, these customers often require more favorable terms and conditions in contracts from suppliers including us. Consolidation among such large customers, as noted in the risk factor above, could further increase their buying power and ability to require onerous terms. In addition, these customers may impose substantial penalties for any product or service failures caused by us or the failure by us to timely deliver products ordered by those customers. As we seek to sell more products to such customers, we may be required to agree to such terms and conditions more frequently, which may include terms that affect the timing of our cash flows and ability to recognize revenue, and could have an adverse effect on our business, results of operations and financial condition.
Our contracts with governmental customers are subject to increased pressures to reduce expenses, may contain additional or more onerous terms and conditions that are not common among commercial customers, and may subject us to increased risk of audits, investigations, sanctions and penalties by such governmental parties, which could result in various civil and criminal penalties, administrative sanctions, and fines and suspensions.
We derive a portion of our revenue from contracts with governmental customers, including the U.S. federal, state and local governments. There is increased pressure on such governmental customers and their respective agencies to reduce spending and some of our contracts at the state and local levels are subject to government funding authorizations. These factors combine to potentially limit the revenue we derive from such contracts.
Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. Such contracts are also subject to various laws and regulations that apply to doing business with governmental entities. The laws relating to government contracts differ from other commercial contracting laws and our government contracts may contain pricing and other terms and conditions that are less favorable to the Company than those in commercial contracts.
We have, and we intend to continue pursuing, long-term, fixed-price contracts (including long-term, turnkey projects). Our failure to mitigate certain risks associated with our long-term, fixed-price contracts (including long-term, turnkey projects) may result in excess costs and penalties.
Long-term, fixed-price contracts (including long-term, turnkey projects) have a duration greater than twelve months, and involve substantial risks, which may result in excess costs and penalties, and include but are not limited to:
•unanticipated technical problems with equipment, requiring us to incur added expenses to remedy such problems;
•changes in costs or shortages of components, materials, labor or construction equipment;
•recognition of revenues over the term of the contract;
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

The areas in which we provide our product and solution offerings are highly competitive, and we experience competitive pressures from numerous and varied competitors.
We encounter competition from numerous and varied competitors targeting all areas of our business on a global and regional basis. We compete with our competitors primarily on the basis of our technology, reliability, quality, price, service and customer relationships. A significant element of our competitive strategy is focused on delivering reliable, high-quality products and solutions at the best relative global cost. If our products, services, and cost structure do not enable us to compete successfully based on any of those criteria, we may experience a decline in product sales and a corresponding loss of customers.
Our competitors, any of which could introduce new technologies or business models that disrupt significant portions of our markets and cause our customers to move a material portion of their business away from us to such competitors, include :
•Large-scale, global competitors with broad, sometimes larger, product portfolios and service offerings. These competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to our products and services that compete against their products and services. Competitors within this category include Schneider Electric, S.E., Eaton Corporation Plc, Legrand SA, and Huawei Investment & Holding Co., Ltd, each of which have a large, global presence and compete directly in the markets in which we operate. Industry consolidation may also impact the competitive landscape by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate.
•Offering-specific competitors with products and services that compete globally but with a limited set of product offerings. These competitors may be able to focus more closely on a particular segment of the market and apply targeted financial, technical and marketing resources in ways that we cannot, potentially leading to stronger brand recognition and more competitive pricing.Regional or country-level competitors that compete with us in a limited geographic area.
Failure to obtain performance and other guarantees from financial institutions, may prevent us from bidding on or obtaining certain contracts, or cause our costs with respect to such contracts to be higher.
In accordance with industry practice, for large data center construction opportunities we are required to provide guarantees, including bid-bonds, advance payment and performance guarantees for our performance and project completion dates. Some customers require these guarantees to be issued by a financial institution, and historic global financial conditions have in the past, and may in the future, make it more difficult and expensive to obtain these guarantees. If, in the future, we cannot obtain such guarantees on commercially reasonable terms or at all, we could be prevented from bidding on or obtaining such large construction contracts, or our costs for such contracts could be higher and, in either case, could have an adverse effect on our business, results of operations and financial condition.
We may not realize all of the sales expected from our backlog of orders and contracts.
Our backlog consists of the value of product and service orders for which we have received a customer purchase order or purchase commitment and which have not yet been delivered. As of December 31, 2021 and 2020, Vertiv’s estimated combined order backlog was approximately $3,191.0 and $1,844.8, respectively. The vast majority of our combined backlog is considered firm and expected to be delivered within one year. Our customers have the right in some circumstances, usually with penalties or termination consequences, to reduce or defer firm orders in backlog. If customers terminate, reduce or defer firm orders, whether due to fluctuations in their business needs or purchasing budgets or other reasons, our sales will be adversely affected and we may not realize the revenue we expect to generate from our backlog or, if realized, may not result in profitable revenue. More generally, we do not believe that our backlog estimates as of any date are indicative of revenues for any future period. Additionally, because of our significant backlog, there may be significant delays between the time that we alter the prices we charge customers for our offerings and the time such price changes are reflected in our financial results.

Risks Related to Our Business Operations
We are subject to changes in costs of production due to factors beyond our control, the impacts of which may be exacerbated if we fail to properly manage our supply chain and inventory.
Our operations, particularly our manufacturing and service operations, depend on the availability and prices of raw materials, components and products and services, from third-party suppliers, and such suppliers’ ability to timely deliver the quantities and quality required at reasonable prices. Additionally, our operations depend on our ability to accurately anticipate these needs and prices. We have a large number of providers to support our global operations and breadth of offerings. In addition, certain of our suppliers are also competitors with us in one or more parts of our business and those suppliers may decide to discontinue business with us. In 2021, we did not accurately anticipate the magnitude of inflationary increases in costs of our materials, freight and labor, as a result of which such cost increases were not immediately reflected in the prices for our offerings. Other supply chain risks that we could face include, but are not limited to, the following:
•Volatility in the supply or price of raw materials, freight and labor. Our products rely on a variety of raw materials and components, including steel, copper and aluminum and electronic components. We may experience a shortage of, or a delay in receiving, such materials or components as a result of strong demand, supplier capacity constraints or other operational disruptions, restrictions on use of materials or components subject to our governance and compliance requirements, disputes with suppliers or problems in transitioning to new suppliers. Moreover, prices for some of these materials and components have historically been volatile and unpredictable. We also rely upon labor and third-party freight services to produce and deliver our offerings to our customers. During 2021, we experienced significant increases in material, freight and labor costs, and we expect inflationary pressures on such costs to continue in 2022. Ongoing supply issues may require us to reengineer some offerings, which could result in further costs and delays, some of which costs we may not be able to pass onto our customers. If we are unable to secure necessary supplies at reasonable prices or acceptable quality, we may be unable to manufacture products, fulfill service orders or otherwise operate our business. We may also be unable to offset unexpected increases in material and component costs with our own price increases without suffering reduced volumes, revenues or operating income.
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
In addition, our operations depend upon disciplined inventory management, as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Excess or obsolete inventory, whether procured pursuant to an inaccurate customer forecast or otherwise, would result in a write-off of such inventory, causing an increase in costs of goods sold and a decline in our gross margins.

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
We rely on our information systems and the information systems of a variety of third parties for processing customer orders, shipping products, billing our customers, tracking inventory, supporting finance and accounting functions, financial statement preparation, payroll services, benefit administration and other general aspects of our business. Our information systems or those of our third-party providers, including sensitive data stored through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties, may be vulnerable to attack or breach. Any such attack or breach could compromise such information systems, resulting in fraud, ransom attack or theft of proprietary or sensitive information which could be accessed, publicly disclosed, misused, stolen or lost. This could impede our sales and disrupt or prevent manufacturing, distribution or other critical functions, and the financial costs we could incur to eliminate or alleviate these security risks could be significant and may be difficult to anticipate or measure. Moreover, such a breach could cause reputational and financial harm and subject us to liability to our customers, suppliers, business partners or any affected individual.
As our business increasingly interfaces with employees, customers, vendors and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into smart products, Internet of Things, business-to-consumer, and e-commerce subjects us to increased cyber and technology risks. The secure operation of our information technology systems and networks, and ensuring that we have skilled personnel to assist in ensuring continued security, is critical to our business operations and strategy. Information technology security threats from user error to attacks designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication.
In addition, the products we produce or elements of such products that we procure from third parties may contain defects, vulnerabilities, or weaknesses in design, architecture or manufacture, which could lead to system security vulnerabilities in our products and compromise the network security of our customers If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our products or services, the market perception of the effectiveness of our products or services could be harmed.
Implementations of new information systems and enhancements to our current systems may be costly and disruptive to our operations.
We have recently implemented, and we continue to implement, new information systems including enhancements to our enterprise resource plan, human capital management, and product lifecycle management systems. The implementation of new information systems and enhancements to current systems may be costly and disruptive to our operations. Any problems, disruptions, delays or other issues in the design and implementation of these systems or enhancements could adversely impact our ability to process customer orders, ship products, provide service and support to our customers, bill and collect in a timely manner from our customers, fulfill contractual obligations, accurately record and transfer information, recognize revenue, file securities, governance and compliance reports in a timely manner or otherwise run our business. For example, in 2021, certain reporting used for operational forecasting purposes was not immediately available after we went live on our new enterprise resource planning systems in the Americas which impacted our ability to forecast increases in our costs and implement price mitigation measures. If we are unable to successfully design and implement these new systems, enhancements and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, or if the implementation of such systems cause further disruptions, or if the new implemented systems do not operate as anticipated, our business, results of operations and financial condition could be negatively impacted. Additionally, the benefits of these new systems may not be realized until they are fully implemented and testing has been completed.
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
We rely, in part, on independent sales representatives, distributors and original equipment manufacturers for the distribution of our products and services, some of whom operate on an exclusive basis. If the financial condition or operations of these third parties weaken, including as a result of a shift away from the go-to-market operating model they currently follow, and they are unable to successfully market and sell our products, our revenue and gross margins could be adversely affected. In addition, if there are disruptions or consolidation in their markets, such parties may be able to improve their negotiating position and renegotiate historical terms and agreements for the distribution of our products or terminate relationships with us in favor of our competitors. Changes in the negotiating position of such third parties in future periods could have an adverse effect on our results of operations.
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
Any failure of our product offerings could subject us to substantial liability, including product liability claims, which could damage our reputation or the reputation of one or more of our brands.
The product offerings that we provide are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third parties. Defects could expose us to product warranty claims, including substantial expense for the recall and repair or replacement of a product or component, and product liability claims, including liability for personal injury or property damage. We are not generally able to limit or exclude liability for personal injury or property damage to third parties under the laws of most jurisdictions in which we do business and, in the event of such incident, we could spend significant time, resources and money to resolve any such claim. We may be required to pay for losses or injuries purportedly caused by the design, manufacture, installation or operation of our products or by solutions performed by us or third parties.
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
As of December 31, 2021, we employed approximately 24,000 people globally and had manufacturing facilities in the Americas, Asia Pacific and EMEA. We generate substantial revenue outside of the United States and expect that foreign revenue will continue to represent a significant portion of our total revenues. In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries, as well as, contractual labor requirements with unions in countries where we operate with local labor unions. We also must communicate and monitor company-wide standards and directives across our global network. Our failure to successfully manage our geographically diverse operations and our contractual and regulatory obligations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with company-wide standards and procedures.
Our sales and operations in emerging markets exposes us to economic and political risks.
We generate a significant portion of our revenue from sales in emerging markets. Serving a global customer base requires that we place more materials, production and service assets in emerging markets to capitalize on market opportunities and maintain our cost position. Newer geographic markets may be relatively less profitable due to the investments needed to enter such markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rates associated with some of those markets. Operations in emerging markets can also present risks that are not encountered in countries with well-established economic and political systems, including:
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
•trade regulations, tariffs, boycotts and embargoes, including policies adopted by countries that may favor domestic companies and technologies over foreign competitors, which could impair our ability to obtain materials necessary to fulfill contracts, pursue business or establish operations in such countries;
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
Consequently, our exposure to these conditions which may exist in or otherwise impact the emerging markets that we enter may have an adverse effect on our business, results of operations and financial condition.

Our operations depend on production facilities throughout the world, which subjects us to varying degrees of risk of disrupted production.
We operate manufacturing facilities worldwide. Our manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, shortages in suppliers, components and parts, war, political unrest, terrorist activity, economic upheaval, changes in governmental regulations, government mandated shut downs or shelter in place orders, or public health concerns (such as the spread of COVID-19). Some of these conditions are more likely in certain geographic regions in which we operate. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses. As an example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. While it is difficult to anticipate the impact the sanctions announced to date may have on our operations, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as restrictions on energy supplies from Russia to countries in the region, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.
Legal and Regulatory Risks
Future legislation and regulation, both in the United States and abroad, governing the Internet services, other related communications services and information technologies could disrupt our customers’ markets resulting in declines in sales volume and prices of our products and otherwise have an adverse effect on our business operations.
Various laws and governmental regulations, both in the United States and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, in the United States regulations governing aspects of fixed broadband networks and wireless networks may change as a result of proposals regarding net neutrality and government regulation of the Internet, which could impact our communication networks customers. Although President Biden issued an executive order in July 2021 encouraging the FCC to restore net neutrality rules undone by the previous administration, the effects and ultimate outcome of government regulation of the Internet and related services pertaining to net neutrality are unclear. There may also be forthcoming regulation in the United States in the areas of cybersecurity, data privacy and data security, any of which could impact us and our customers. Similarly, cybersecurity, data privacy and data security regulations outside of the United States continue to evolve. Future legislation could impose additional costs on our business, disrupt our customers’ markets or require us to make changes in our operations which could adversely affect our operations.
Any failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results.
To conduct our operations, we regularly move data across borders, and consequently we are subject to a number of continuously evolving and developing privacy and data protection laws and regulations around the world. These include, for example, the General Data Protection Regulation (GDPR) in Europe, the California Privacy Rights and Enforcement Act of 2020 (CPRA) in the United States, and the Personal Information Protection Law (PIPL) in China. The latter, which took effect on November 1, 2021 shares many similarities with the GDPR, including its extraterritorial reach, restrictions on data transfer, compliance obligations and sanctions for non-compliance. Other countries, such as China for example, have enacted or are enacting data localization and security laws that require certain data to stay within their borders. These evolving legal and operational requirements impose significant costs of compliance that are likely to increase over time. The scope of the laws and regulations that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. This requires us to operate in a complex environment where we face significant constraints on how we can process personal data across our business.
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
We are subject to various anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA), that prohibit payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We operate in several less-developed countries and regions that are recognized as having a greater risk of potentially corrupt business environments and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Our legal compliance and ethics programs and policies, including our code of business conduct, existing policies on anti-bribery, export controls, environmental and other legal compliance, and periodic training on these matters, mandate compliance with anti-corruption laws and are designed to reduce the likelihood of a compliance violation. In the event that we have reason to believe that our employees or business partners have or may have violated applicable laws, regulations or policies, including anti-corruption laws, we are required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Nevertheless, such a violation could still occur, disrupting our business through fines, penalties, diversion of internal resources, negative publicity and possibly severe criminal or civil sanctions.
We are also subject to applicable import laws, export controls and economic sanctions laws and regulations, including rule changes, evolving enforcement practices, and other actions resulting from Executive Orders. Changes in import and export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in claims for breach of existing contracts and modifications to existing compliance programs and training schedules. Violations of the applicable export or import control, or economic sanctions laws and regulations, such as an export to an embargoed country, or to a denied party, or the export of a product without the appropriate governmental license, may result in penalties, including fines, debarments from export privileges, and loss of authorizations needed to conduct aspects of our international business, and may harm our ability to enter into contracts with our customers who have contracts with the U.S. government. A violation of the laws and regulations enumerated above could have an adverse effect on our business, results of operations and financial condition.
Changes in US or foreign trade policies, including additional tariffs or global trade conflicts, could increase the cost of our products, which could adversely impact the competitiveness of our products.
There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. For example, the former U.S. administration called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. While the new administration could have a different approach to U.S. foreign trade policy, there remains uncertainty, which may reduce trade between the U.S and other countries, including countries in which we operate. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. The tariffs implemented on our products (or on materials, parts or components we use to manufacture our products) by the former U.S. administration increased the cost of our products manufactured in the U.S. and imported into the U.S. If additional tariffs or trade restrictions are implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. or other countries, the cost of our products manufactured in countries such as China and Mexico and imported into the U.S. or other countries in which we operate could increase further. We expect to continue to pass along some of these costs to our customers, but the increased cost could adversely affect the demand for products. These cost increases could adversely affect the demand for our products and/or our profitability, which could have a material adverse effect on our business and our earnings.
We are subject to risks related to legal claims and proceedings filed by or against us, and adverse outcomes in these matters may materially harm our business.
We are subject to various claims, disputes, investigations, demands, arbitration, litigation, or other legal proceedings. Legal claims and proceedings may relate to labor and employment matters, commercial arrangements, intellectual property, disputes with customers, product liability or defects, environmental, health and safety matters, property damage, theft, personal injury, fiduciary duties of our directors and officers, and various other matters. Legal matters are inherently uncertain, and we cannot predict the duration, scope, outcome or consequences. In addition, legal matters are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have an adverse effect on our business, results of operations and financial condition.

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
Third parties may claim that we, or customers using our products, are infringing their intellectual property rights. For example, patent assertion entities, or non-practicing entities, may purchase intellectual property assets for the purpose of asserting infringement claims and attempting to extract settlements from us. Regardless of the merit of these claims, they can be time-consuming, costly to defend, and may require that we develop or substitute non-infringing technologies, redesign affected products, divert management’s attention and resources away from our business, require us to enter into settlement or license agreements that may not be commercially reasonable, pay significant damage awards, including treble damages if we were found to be willfully infringing, or temporarily or permanently cease engaging in certain activities or offering certain products or services in some or all jurisdictions, and any of the foregoing could adversely impact our business.
Furthermore, because of the potential for unpredictable significant damage awards or injunctive relief, even arguably unmeritorious claims may be settled for significant amounts of money. In addition, if we are the beneficiary of an indemnification agreement for such infringement claims, the indemnifying party may be unable or unwilling to uphold its indemnification obligations to us. Our customer contracts and certain of our intellectual property license agreements often include obligations to indemnify our customers and licensees against certain claims of intellectual property infringement, and these obligations may be uncapped. If claims of intellectual property infringement are brought against such customers or licensees in respect of the intellectual property rights, products or services that we provide to them, we may be required to defend such customers or licensees and/or pay some or all of the costs these parties may incur related to such litigation or claims. In addition, our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such acquired technology or the care taken to safeguard against infringement or similar risks with respect thereto.
We are subject to environmental, health and safety matters, laws and regulations, including regulations related to the composition and takeback of our products and our ownership, lease or operation of our facilities which could subject us to significant costs or liabilities.
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
If we fail to comply with applicable environmental, health and safety laws and regulations, we may face administrative, civil or criminal fines or penalties, the suspension or revocation of necessary permits, and requirements to install additional pollution controls. Furthermore, current and future environmental, health and safety laws, regulations and permit requirements could require us to make changes to our operations or incur significant costs relating to compliance. For example, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have been responding to these issues. Under the current administration, the Department of Justice recently stated its intent to bolster its enforcement of and responses to environmental law violations by corporations, including an increased emphasis on pursuing criminal prosecutions for environmental violations. Similarly, in March 2021, the SEC formed the Climate and ESG Task Force, which monitors climate-related and other ESG disclosures in public company filings. The increased focus on environmental sustainability may result in new regulations and customer requirements, or changes in current regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition.
In addition, we handle hazardous materials in the ordinary course of operations and there may be spills or releases of hazardous materials into the environment. We have significant manufacturing facilities in North and South America, in Asia-Pacific and in EMEA. At sites which we own, lease or operate, or have previously owned, leased or operated, or where we have disposed or arranged for the disposal of hazardous materials, we may have current liability exposure for contamination, and could in the future be liable for additional contamination. We have been, and may in the future be, required to participate in the remediation or investigation of, or otherwise bear liability for, such contamination and be subject to claims from third parties who were damaged or injured by such contamination.
We are subject to risks related to sustainability and ESG issues.
Businesses including ours are facing increasing scrutiny in ESG related areas, including renewable resources, environmental stewardship, supply chain management, climate change, safety, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. If we fail to meet applicable standards or expectations with respect to these issues across all of our services and in all of our operations and activities, including the expectations we set for ourselves, our reputation and brand image could be damaged, and our business, financial condition and results of operations could be adversely impacted.
Moreover, in the event that we communicate to the market certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives and goals, or we could be criticized for the scope of such initiatives or goals. The expectations and assumptions underlying any such initiatives and goals would be necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and measuring and reporting on many ESG matters.
Certain organizations that provide corporate governance and other corporate risk information to investors and stakeholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based in whole or part on ESG or sustainability metrics. Were such organizations to rate or score our operations, we would not control these organizations or the content and opinions included in their reports and could not assure that their analysis would be accurate. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such companies so as to improve ESG disclosure or performance and may also make voting decisions, or take other actions, based on their perceptions in this regard to hold these companies and their boards of directors accountable.
Risks Related to Our Financial Position, Investments and Indebtedness
Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
As of December 31, 2021, we had total goodwill and net intangible assets of $3,468.3 which constituted approximately 50% of our total assets in the aggregate. We assess goodwill and indefinite lived assets for impairment annually, and we conduct an interim evaluation of definite lived and indefinite lived assets whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of goodwill and net intangible assets will depend on the future cash flows of the businesses to which they relate. If we are not able to realize the value of the goodwill and net intangible assets, this could adversely affect our results of operations and financial condition, and also result in an impairment of those assets.
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
We have previously identified material weaknesses in our internal control over financial reporting. In the future, if we identify new material weaknesses that are not remediated, it could result in material misstatements in our financial statements.
During the year ended December 31, 2020 and quarters ended March 31, 2021, June 30, 2021, September 30, 2021, we identified material weaknesses in internal control over financial reporting that related to (a) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes; and (b) the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.
As of December 31, 2021 we have fully implemented our plan to remediate these material weaknesses and as of December 31, 2021 management has concluded that the Company’s internal control over financial reporting was effective. Notwithstanding this conclusion as of December 31, 2021, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.
If we are unable to remediate any future material weaknesses identified, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our Class A common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

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
For the years ended December 31, 2020 and 2019, Vertiv recorded consolidated net losses of $327.3 and $140.8, respectively. Our future results of operations are uncertain and we may continue to record net losses in future periods.
Our level of indebtedness could adversely affect our financial condition and prevent us from making payments on the Senior Secured Credit Facilities (as defined herein), our Notes (as defined herein) and our other debt obligations (if any).
We have debt, including existing outstanding indebtedness under the Term Loan Facility (as defined herein). As of December 31, 2021, we had approximately $2,161.7 of senior secured indebtedness outstanding under the Term Loan Facility, $850.0 of Senior Secured Notes due 2028 (the "Notes") outstanding and $435.6 of undrawn commitments (which undrawn commitments are available subject to customary borrowing base and other conditions), and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries) under the ABL Revolving Credit Facility (net of letters of credit outstanding in the aggregate principal amount of $19.4, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility), which, if drawn would constitute senior secured indebtedness.
Our level of indebtedness could have important consequences, including making it more difficult for us to satisfy our obligations; increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements; exposing us to interest rate fluctuations because the interest on the debt under the Senior Secured Credit Facilities is imposed, and debt under any future debt agreements may be imposed, at variable rates, which may affect the yield requirements of investors who invest in our shares, adversely impacting the price of our shares and our ability to issue equity or incur debt; requiring us to dedicate a portion of our cash flow from operations to payments on our debt (including scheduled repayments on the outstanding term loan borrowings under the Term Loan Facility, interest payments on the Notes or any future debt agreements with similar requirements), thereby reducing the availability of our cash flow for operations and other purposes; making it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness; limiting our ability to refinance indebtedness or increasing the associated costs; requiring us to sell assets to reduce debt or influencing our decision about whether to do so; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or preventing us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our business; and placing us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable terms and that, as a result, may be better positioned to withstand economic downturns.
Despite our levels of indebtedness, we have the ability to incur more indebtedness. Incurring additional debt could further intensify the risks described above.
We may be able to incur additional debt in the future and the terms of the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes will not fully prohibit us from doing so. We have the ability to draw upon the undrawn portion of our $455.0 ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries) and the ability to increase the aggregate availability thereunder by up to $145.0 (subject to receipt of commitments and satisfaction of certain other conditions). We also have the ability to draw upon the uncommitted accordion provided under the Term Loan Facility (subject to the receipt of commitments and satisfaction of certain other conditions), which, as of the date of closing of the Term Loan Facility, permitted incremental term loans thereunder or certain equivalent debt outside of the Term Loan Facility documentation of up to (i) the greater of $325.0 and 60% of “consolidated EBITDA” (as defined in the Term Loan Facility), plus (ii) the sum of all voluntary prepayments, repurchases and redemptions of the Term Loan Facility and certain permitted indebtedness that is secured on a pari passu basis with the Term Loan Facility, in each case, to the extent not financed with the incurrence of certain additional long-term indebtedness, plus (iii) an unlimited amount so long as, on a pro forma basis (x) with respect to indebtedness secured on a pari pasu basis with the Term Loan Facility, the “consolidated first lien net leverage ratio” (as defined in the Term Loan Facility) of Vertiv Group (as defined herein) and its restricted subsidiaries would not exceed 3.75:1.00 and (y)

with respect to indebtedness incurred outside of the Term Loan Facility documentation and secured on a junior basis with the Term Loan Facility or unsecured, the "consolidated total net leverage ratio" (as defined in the Term Loan Facility) of Vertiv Group) (as defined herein) and its restricted subsidiaries would not exceed, subject to certain exceptions, 5.25:1.00. If new debt is added to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our respective debt obligations. In addition, the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
Restrictive covenants in the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes, and any future debt agreements, could restrict our operating flexibility.
The credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes contain covenants that limit certain of our subsidiaries’ ability to take certain actions. These restrictions may limit our ability to operate our businesses, and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.
The credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes restrict (subject to customary exceptions), among other things, our ability to incur additional indebtedness; pay dividends or other payments on capital stock; guarantee other obligations; grant liens on assets; make loans, acquisitions or other investments; transfer or dispose of assets; make optional payments of, or otherwise modify, certain debt instruments; engage in transactions with affiliates; amend organizational documents; engage in mergers or consolidations; enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its restricted subsidiaries; and designate our subsidiaries as unrestricted subsidiaries. Additionally, the activities which may be carried out by Holdings (as defined herein) are subject to limitations.
In addition, under the ABL Revolving Credit Facility, if availability goes below a certain threshold, Vertiv Group and its restricted subsidiaries are required to comply with a minimum “consolidated fixed charge coverage ratio” (as defined in the ABL Revolving Credit Facility) of 1.00 to 1.00.
Our ability to comply with the covenants and restrictions contained in the credit agreements governing the Senior Secured Credit Facilities, the indenture governing the Notes and any future debt agreements, is not fully within our control and breaches of such covenants or restrictions could trigger adverse consequences.
Our ability to comply with the covenants and restrictions contained in the credit agreements governing the Senior Secured Credit Facilities, the indenture governing the Notes and any future debt agreements, may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants and restrictions in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy, among other factors. The breach of any of these covenants or restrictions could result in a default under the credit agreements governing the Senior Secured Credit Facilities, the indenture governing the Notes or any future debt, including as a result of a cross-default, that would permit the holders or applicable lenders to terminate any outstanding commitments and declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, the applicable borrowers may be unable to borrow under the Senior Secured Credit Facilities, or any future debt, may not be able to repay the amounts due under the Senior Secured Credit Facilities, or any future debt, may not be able to make interest payments on the Notes and may not be able make cash available to us, by dividend, debt repayment or otherwise, to enable us to make payments on any future debt, meet other corporate needs or pay dividends. In addition, the lenders under the Senior Secured Credit Facilities, the noteholders of the Notes or any future debtholder, could proceed against the collateral securing that indebtedness. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.
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
As of February 22, 2022, the Vertiv Stockholder beneficially owned approximately 10.0% of our outstanding Class A common stock. As long as the Vertiv Stockholder owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) or Bylaws (the “Bylaws” and, together with the Certificate of Incorporation, the “Organizational Documents”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The Vertiv Stockholder’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock. Because our Certificate of Incorporation opts out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) regulating certain business combinations with interested stockholders, the Vertiv Stockholder may transfer shares to a third party by transferring their common stock without the approval of our Board or other stockholders, which may limit the price that investors are willing to pay in the future for shares of our common stock. As of February 22, 2022, and pursuant to the Stockholders Agreement entered into by and among the Company, the Sponsor Members and the Vertiv Stockholder, the Vertiv Stockholder will have the right to nominate up to two directors to our Board.
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
On December 10, 2019 we entered into our Tax Receivable Agreement, which generally provided for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings in U.S. federal, state, local and certain foreign taxes, that we actually realize (or are deemed to realize) in periods after the closing of the Business Combination as a result of (i) increases in the tax basis of certain intangible assets of Vertiv resulting from certain pre-Business Combination acquisitions, (ii) certain U.S. federal income tax credits for increasing research activities (so-called “R&D credits”) and (iii) tax deductions in respect of certain Business Combination expenses.
On December 31, 2021, we entered into an agreement with the Vertiv Stockholder pursuant to which the parties agreed to amend and supplement the Tax Receivable Agreement to replace our remaining payment obligations under the Tax Receivable Agreement with an obligation to pay $100 million in cash in two equal installments (the “TRA Repurchase Agreement”). Following the effective date of the TRA Repurchase Agreement, no payments under the Tax Receivable Agreement will be made or owed by us to the Vertiv Stockholder, except for the installment payments (and any accrued interest thereon). The first installment payment will be due on or before June 15, 2022, and the second installment payment will be due on or before September 15, 2022. Upon receipt of the second installment payment, the TRA Repurchase Agreement will terminate and we will not be required to make any further payments to the Vertiv Stockholder pursuant to the TRA Repurchase Agreement or the Tax Receivable Agreement. In the event of a change of control of us prior to delivery of the second installment payment, all unpaid installment payments (together with any accrued interest thereon) will accelerate and become payable upon the consummation of such change of control. In addition, in the event of a material breach by us of any of our material obligations under the TRA Repurchase Agreement, all unpaid obligations under the TRA Repurchase Agreement will accelerate and become payable immediately and will accrue interest at a rate equal to the lesser of the Default Rate and the Maximum Rate (each, as defined in the Tax Receivable Agreement) until satisfied in full.
The acceleration of our obligations under the TRA Repurchase Agreement could have a substantial negative impact on our liquidity. Additionally, the obligation to make payments under the TRA Repurchase Agreement, including the acceleration of our obligation to make payments in the event of a change of control, could make us a less attractive target for a future acquisition.
Because we do not presently know the tax savings we may realize in future periods, it is possible that the actual cash tax savings realized by us may be significantly less than the corresponding payments we are required to make under the TRA Repurchase Agreement.
For more information about the Tax Receivable Agreement and the TRA Repurchase Agreement, please see the section entitled “Item 1. Business — Business Combination — Related Agreement — Tax Receivable Agreement.”
Resales of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.
As restrictions on resale end and registration statements remain available for use, the sale or possibility of sale of shares by the Vertiv Stockholder and other investors could have the effect of increasing the volatility in our share price or the market price of our securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. We cannot predict the size of any such future sales of shares or the effect, if any, that future sales would have on the market price of our shares. Sales of our Class A common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for holders to sell shares of our Class A common stock.
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
We are a holding company without any direct operations and have no significant assets other than our ownership interest in our subsidiaries . Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the agreements governing the Senior Secured Credit Facilities, the Notes, and any of our other outstanding indebtedness.
The trading price of our Class A common stock may be volatile.
The trading price of our Class A common stock may be highly volatile and subject to wide fluctuations due to a number of factors, some of which will be beyond our control. Some of the factors that could negatively affect the market price of our Class A common stock or result in significant fluctuations in price, regardless of our actual operating performance, include actual or anticipated variations in our quarterly operating results that vary from our expectations or those of securities analysts and investors, changes in market valuations of similar companies, announcements by us or third parties, key personnel changes, speculation and changes in general market, economic and political conditions, including economic slowdowns, uncertainty regarding macroeconomic events, our operating performance and the performance of other similar companies, our ability to accurately project future results, and new legislation or regulatory developments that adversely impact us, our markets or our industry. In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our Class A common stock has been volatile. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our Class A common stock. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this annual report.

Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our net revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated net revenue or earnings forecasts that we may provide. In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of our management team from our business regardless of the outcome of such litigation.
The coverage of our business or our securities by securities or industry analysts or the absence thereof could adversely affect our securities and trading volume.
The trading market for our securities will be influenced in part by the research and other reports that industry or securities analysts may publish about us or our business or industry from time to time. We do not control these analysts or the content and opinions included in their reports. If there is little or no equity research coverage of us, or the analysts who publish information about our securities have relatively little experience with our company that may affect their ability to accurately forecast our results, the trading price and volume of our securities would likely be negatively impacted. If analysts do cover us and one or more of them downgrade our securities, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.
The exercise of Warrants for our Class A common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2021, we had Warrants to purchase an aggregate of 10,533,333 shares of our Class A common stock outstanding. To the extent these outstanding Warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the then-existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A common stock.
The valuation of our Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).
The change in fair value of our Warrants is primarily the result of changes in stock price and Warrants outstanding at each reporting period. The Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding Warrants issued in connection with the IPO of GSAH. Significant changes in our stock price or number of Warrants outstanding may adversely affect our net income (loss) in our consolidated statements of earnings (loss).
General Risk Factors
Our business, results of operations, financial position, cash flows and liquidity have been and could continue to be adversely affected by the COVID-19 pandemic or other similar outbreaks.
The ongoing global COVID-19 pandemic, including the emergence of new variants of the virus and efforts to reduce its spread have led to a significant decline of economic activity and significant disruption and volatility in global markets. To date, the COVID-19 outbreak and response by governments and other third parties to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in global financial markets. For example, many state, local, and foreign governments have put in place quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease, or are reinstituting such restrictions in response to the emergence of new variants of the virus. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business and customer site closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers.

The ongoing COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business, results of operations, financial position, cash flows and liquidity. Such effects may be material and may include, but are not limited to:
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
In addition, any federal COVID-19 vaccine or testing mandate could negatively impact our ability to attract and retain key personnel, cause operational disruptions, or cause increased compliance burdens. On November 4, 2021, the Occupational Safety and Health Administration (OSHA) unveiled new rules requiring employers with 100 or more employees to ensure that their employees are fully vaccinated or otherwise undergo weekly testing for COVID-19; however, the U.S. Supreme Court rejected these rules on January 14, 2022. The ultimate impact that COVID-19 will continue to have on our customers (including their operational sites), subcontractors, suppliers, distributors, and employees and any adverse impacts on these parties may have a corresponding material adverse impact on our business. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this Annual Report.
Economic weakness and uncertainty could adversely impact our business, results of operations and financial condition.
Worldwide economic conditions impact demand for our product offerings, and economic weakness and uncertainty in global, regional or local areas may result in decreased orders, revenue, gross margin and earnings. For example, our business has been impacted from time to time in the past by macroeconomic weakness in the United States and various regions outside of the United States. Any such economic weakness and uncertainty may result in:
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
In order to successfully operate, we must identify, attract, develop, train, motivate and retain key employees, and failure to do so could seriously harm us.
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
As part of our business strategy, we have in the past and may, from time to time in the future, acquire businesses or interests in businesses, including non-controlling interests, or form joint ventures or create strategic alliances. Whether we realize the anticipated benefits from such activities depends, in part, upon the successful integration between the businesses involved, the performance and development of the underlying products, capabilities or technologies, our correct assessment of assumed liabilities and the management of the operations. Accordingly, our financial results could be adversely affected by unanticipated performance and liability issues, our failure to achieve synergies and other benefits we expected to obtain, transaction-related charges, amortization related to intangibles, and charges for impairment of long-term assets. These transactions may not be successful.
As it relates to our acquisition of E&I Engineering Ireland Limited and its affiliates, Powerbar Gulf LLC (collectively, “E&I”) in November of 2021(“Acquisition”), our ability to realize the anticipated benefits of the Acquisition will also depend, to a large extent, on our ability to integrate the two businesses. If we cannot successfully integrate and manage the two businesses within a reasonable time following the Acquisition, we may not be able to realize the potential and anticipated benefits of the Acquisition, which could have a material adverse effect on our business, financial condition and operating results.
Our ability to realize the expected synergies and benefits of the Acquisition include, among other things, our ability to complete the timely integration of operations and systems, organizations, standards, controls, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of us and E&I, our ability to minimize the diversion of management attention from ongoing business concerns during the integration process, our ability to retain the service of key management and other key personnel, our ability to preserve customer, supplier and other important relationships and resolve potential conflicts that may arise, the risk that certain customers and suppliers will opt to discontinue business with the combined business or exercise their right to terminate their agreements as a result of the Acquisition pursuant to change of control provisions in their agreements or otherwise, the risk that E&I may have liabilities that we failed to or were unable to discover or were unable to quantify in the course of performing due diligence and we may not be indemnified for any of these liabilities, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination; and difficulties in managing the expanded operations of a significantly larger and more complex combined business.
We may encounter additional integration-related costs, fail to realize all of the benefits anticipated in the Acquisition or be subject to other factors that adversely affect preliminary estimates. In addition, even if the operations of the two businesses are integrated successfully, the full benefits of the Acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that we expect. The occurrence of any of these events, individually or in combination, could have a material adverse effect on the combined business’ financial condition and operating results.
Additionally, achieving these benefits may require certain related one-time costs, charges and expenses, which may be material and have not yet been quantified. We and E&I have both incurred and expect to incur significant, non-recurring costs in connection with consummating the Acquisition, combining the operations of the two companies and achieving the desired synergies. These fees and costs have been, and will continue to be, substantial. No assurances can be made that the costs of achieving the anticipated cost synergies will not rise materially, or that such synergies will be realized in the amounts expected, in the timeframes we currently anticipate, or at all. We can provide no assurance that we will be successful in generating growth, maintaining or increasing our cash flows or profitability or achieving cost savings and revenue enhancements in connection with the items reflected by these adjustments, and our inability to do so could have a material adverse effect on our business, cash flows, results of operations and financial position.

The phase-out of LIBOR could affect interest rates for our variable rate debt and interest rate swap agreements.
LIBOR is used as a reference rate for our variable rate debt under the Senior Secured Credit Facilities and for our interest rate swap agreements. If interest rates increase as a result of the LIBOR phase-out, our debt service obligations on our Senior Secured Credit Facilities (to the extent of the debt outstanding thereunder, and unless otherwise interest rate hedges) will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. As announced in July 2017 by the U.K. Financial Conduct Authority (“UKFCA”), the UKFCA no longer compels or persuades participating banks to submit LIBOR quotations and has phased out LIBOR as a benchmark as of December 31, of 2021. More recently, on March 5, 2021, the ICE Benchmark Administration (“IBA”) published a feedback statement on its prior December 2020 consultation regarding its intention to cease publication of most tenors of USD LIBOR after June 30, 2023. The extension does not apply to the rate's other denominations - euro, sterling, Swiss franc and Japanese yen. Despite the extension, U.S. banking regulators have advised that most USD LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate or a hardwired fallback. In accordance with the formal recommendation of the Alternative Reference Rates Committee (“ARRC”) issued on July 29, 2021, USD LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index calculated on a daily basis by reference to short-term repurchase agreements for U.S. Treasury securities. Although there have been certain issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR. The International Swaps and Derivatives Association, Inc. (“ISDA”) previously announced fallback language for USD LIBOR-referencing derivatives contracts that provides for SOFR as the primary replacement rate for USD LIBOR. Although the Senior Secured Credit Facilities provide a mechanism for determining a benchmark replacement index, such replacement may not be able to be implemented prior to LIBOR becoming unavailable, which may require us to borrow at the base rate (as described in the Senior Secured Credit Facilities), which may not be as favorable as LIBOR, and, if a benchmark replacement is implemented in accordance with the mechanisms in the Senior Secured Credit Facilities, such replacement may not be as favorable as LIBOR. In either case, the interest rates on our variable rate debt under the Senior Secured Credit Facilities may change. The new rates may be higher than those in effect prior to any LIBOR phase-out and the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.
We also have interest rate swap agreements, which are used to hedge the floating rate exposure of the Term Loan Facility. If LIBOR becomes unavailable and market quotations for specified inter-bank lending are not available, it is unclear how payments under such agreements would be calculated, which could cause the interest rate swap agreements to no longer offer us the protection we expect. Following publication of the IBA feedback statement, ISDA announced that these statements constituted an “Index Cessation Event” under the ISDA 2020 IBOR Fallbacks Protocol, triggering a “Spread Adjustment Fixing Date” of March 5, 2021 under the Bloomberg IBOR Fallback Rate Adjustments Rule Book for all LIBOR settings. Consequently, following the cessation of USD LIBOR, fallbacks for swaps will shift to SOFR, plus the spread adjustment fixed as of March 5, 2021. Although the protocol for swap replacement rates has been developed, there can be no assurance that our swap counterparties will adhere to it. It is uncertain whether amending our then-existing swap agreements may provide us with effective protection from changes in the then-applicable interest rate on the Term Loan Facility indebtedness or other indebtedness. Similarly, although the spread adjustment is now fixed, the effect of the replacement rate is still unclear, as the spread adjustment looks back to the median difference between the risk free rate and LIBOR over the previous five years. Consequently, such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. As such, LIBOR-related changes could affect our overall results of operations and financial condition.
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
As a public company, we incur significant legal, accounting, and other expenses. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the rules of the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time-consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and to devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
The Company's principal executive offices are located at 1050 Dearborn Drive, Columbus, Ohio. The Company maintains offices and manufacturing facilities at approximately 300 locations in 45 countries. The Company is a lessee under a number of operating leases for certain real properties and equipment, none of which are material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition. The company does not anticipate difficulty in renewing leases as they expire or in finding alternative facilities.
Item 3. Legal Proceedings
In the normal course of business, we are involved in a variety of lawsuits, claims and legal proceedings, including commercial and contract disputes, employment matters, product liability claims, environmental liabilities and intellectual property disputes.
The Company is a party to a number of pending legal proceedings and claims, including those involving general and product liability and other matters. See "Note 17 – Commitments and Contingencies” to the consolidated financial statements for additional information.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock currently trades on the NYSE under the symbol “VRT”. Our units and Warrants previously traded on the NYSE under the symbols “VERT.U” and "VRT WS,” respectively, from the consummation of the Business Combination until January 19, 2021 when they were delisted in connection with the redemption of all of our Public Warrants.
Holders of Common Stock
As of February 22, 2022, there were 46 holders of record of the Company's common shares. Such number does not include DTC participants or beneficial owners holding shares through nominee names.
Cash Dividends
On November 4, 2021, Vertiv declared an annual dividend of $0.01 per share, paid on December 16, 2021 to the Company’s shareholders of record, as of December 1, 2021, including holders of record of the Company’s units. We are a holding company without any direct operations and have no significant assets other than our ownership interest in Vertiv Holdings, LLC. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the Senior Secured Credit Facilities and any of our other outstanding indebtedness.
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
Stock performance graph
The following graph provides a comparison of the cumulative total stockholder return on our common stock from our first day of trading on July 30, 2018 through December 31, 2021 to the returns of the S&P MidCap 400 and Russell 1000. The graph assumes that $100 was invested on July 30, 2018 in our Class A common stock and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
07/30/18
12/31/18
12/31/19
12/31/20
12/31/21
Vertiv Holdings Co.
S&P MidCap 400 Index
Russell 1000 Index

Company / Index	7/30/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Vertiv Holdings Co.	100.0	99.5	112.0	189.6	253.7
S&P MidCap 400 Index	100.0	85.2	107.5	122.2	152.5
Russell 1000 Index	100.0	90.0	118.2	143.0	180.9
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Unless the context otherwise indicates or requires, references to (1) “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries ; and (2) “GSAH” refers to GS Acquisition Holdings Corp prior to the Business Combination. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

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

Key Developments
Below is a summary of selected key operational developments affecting our business in 2021:
•All public warrants previously outstanding were exercised or redeemed as of January 19, 2021, generating $156.5 of cash in December 2020 and $107.5 in January 2021.
•In March 2021, we, through our subsidiary Vertiv Group Corporation, a Delaware corporation (the “Borrower”) amended our existing Term Loan Credit Agreement with Citibank, N.A., to, among other things, reduce the interest rate margin for the Borrower’s outstanding term loans under the Term Loan Credit Agreement by 0.25%, to 2.75% in respect of term loans bearing interest based on the LIBOR rate and to 1.75% in respect of term loans bearing interest based on a base rate defined in the Term Loan Credit Agreement.
•On November 1, 2021, we, along with certain of our domestic and international subsidiaries, acquired E&I Engineering Ireland Limited, a private company limited by shares incorporated in Ireland, and Powerbar Gulf LLC – Foreign Direct Investment, a non-freezone limited liability company incorporated and registered in Ras Al Khaimah Economic Zone-Government of Ras Al Khaimah, (the “E&I Acquisition"), for an aggregate purchase price of $1,775.7 in upfront consideration plus an additional $200.0 in cash, with the additional consideration subject to achieving certain future profit milestones. The gross consideration of $1,775.7, consisted of $1,163.7 in cash, approximately $601.1 of Vertiv common stock, equating to 23.1 million shares of Vertiv common stock, $7.4 of contingent consideration and $3.5 of other adjustments.
•In conjunction with the E&I Acquisition, on October 22, 2021, we completed an offering of $850.0 aggregate principal amount Senior Secured Notes due 2028 in a private placement at par, which bear interest at 4.125% per annum and mature on November 15, 2028.

Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•COVID-19 Pandemic: Unprecedented measures have been taken by governments and businesses to address the COVID-19 pandemic. These measures have included periodic shelter-in-place orders, restrictions on travel and business operations, temporary closures of businesses, quarantines, and attempts to institute various regulatory requirements. As a result of this pandemic, global economic activity has been significantly impacted, causing volatility and disruption in global financial markets. These responsive measures taken by many countries have affected, and could in the future materially impact, the Company’s business, results of operations, financial condition and stock price.
•The extent of the continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the extent, timing and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for products. Refer to Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” for more information. The Company continues to monitor the situation and will take further actions as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and shareholders.
•Supply Chain Constraints and Cost Increases: During 2021, aspects of the Company’s business continued to be affected by the COVID-19 pandemic as well as increased costs for materials, freight and labor. Despite strong market demand, supply chain challenges continued, with critical part shortages driving the need for additional spot buys at increased costs, and costs associated with premium freight to meet customer commitments. These issues were exacerbated by failure to accurately forecast increases in costs due to inflation and translate such increases into changes in the prices we charge our customers. Additionally, logistical issues have significantly delayed the receipt of materials and, in some cases, the Company cannot procure critical parts at any price, creating production and delivery challenges pressuring the top and bottom line. The Company has taken actions to improve our ability to forecast inflationary headwinds and reflect anticipated cost increases in our prices and will continue to take actions to address shortages and inflationary pressures, which are expected to continue throughout 2022.

RESULTS OF OPERATIONS
Year ended December 31, 2021 compared to year ended December 31, 2020

(Dollars in millions)	2021	2020	$ Change	% Change
Net sales	$4,998.1	$4,370.6	$627.5	14.4%
Cost of sales	3,475.4	2,896.9	578.5	20.0%
Gross profit	1,522.7	1,473.7	49.0	3.3%
Selling, general and administrative expenses	1,109.0	1,008.4	100.6	10.0%
Amortization of intangibles	144.3	128.7	15.6	12.1%
Restructuring costs	1.4	73.9	(72.5)	(98.1)%
Foreign currency (gain) loss, net	3.2	26.0	(22.8)	(87.7)%
Asset impairments	8.7	21.7	(13.0)	(59.9)%
Other operating expense (income)	(3.8)	1.5	(5.3)	(353.3)%
Operating profit (loss)	259.9	213.5	46.4	21.7%
Interest expense, net	90.6	150.4	(59.8)	(39.8)%
Loss on extinguishment of debt	0.4	174.0	(173.6)	(99.8)%
Gain on tax receivable agreement	(59.2)	—	(59.2)	100.0%
Change in fair value of warrant liabilities	61.9	143.7	(81.8)	(56.9)%
Income tax expense	46.6	72.7	(26.1)	(35.9)%
Net income (loss)	$119.6	$(327.3)	$446.9	(136.5)%
Net Sales
Net sales were $4,998.1 in 2021, an increase of $627.5, or 14.4%, compared with $4,370.6 in 2020. The increase in sales was primarily driven by demand gains across each of the Company's product and service offerings, positive impacts from foreign currency of $82.5, E&I sales of $67.4 and the impact of global economic recovery from the COVID-19 pandemic. By offering, critical infrastructure & solutions sales increased $465.8 including the positive impacts from E&I sales of $67.4 and foreign currency of $50.7. Services & spares sales increased $121.6, including the positive impacts from foreign currency of $20.1. Integrated rack solutions sales increased $40.1 including the positive impacts from foreign currency of $11.7.
Excluding intercompany sales, net sales were $2,187.4 in the Americas, $1,609.0 in Asia Pacific and $1,201.7 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $3,475.4 in 2021, an increase of $578.5, or 20.0% compared to 2020. The increase in cost of sales was primarily due to the flow-through impact of higher net sales volume and increased commodity and logistic costs. Gross profit was $1,522.7 in 2021, or 30.5% of sales, compared to $1,473.7, or 33.7% of sales in 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) were $1,109.0 in 2021, an increase of $100.6 compared to 2020. SG&A as a percentage of sales were 22.2% in 2021 compared with 23.1% in 2020. The increase in SG&A was primarily driven by $39.4 merger and acquisition costs associated with the acquisition and integration of E&I, $18.7 related to litigation settlement costs, one time fixed cost reduction actions undertaken in 2020 in response to the COVID-19 pandemic, including discretionary spending cuts, that resulted in approximately $30.0 of cost savings, which were offset by one-time transaction related bonuses in 2020.
Other Operating Expenses
Other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). Other expenses were $153.8 for 2021, which was a $98.0 decrease from 2020. The decrease was primarily due to a decrease in restructuring costs of $72.5, change in foreign currency (gain) loss of $22.8, and a decrease in asset impairment of $13.0.

Loss on Extinguishment of debt
Loss on extinguishment of debt was $0.4 in 2021, which was a $173.6 decrease from the 2020 loss that resulted from the repayment of indebtedness from the Business Combination and the subsequent refinancing transactions.
Gain on Tax Receivable Agreement
The gain on tax receivable agreement is related to the $59.2 gain associated with the amended Tax Receivable Agreement signed December 31, 2021. Refer to "Note 12 – Financial Instruments and Risk Management” to the consolidated financial statements for additional information.
Change in Fair Value of Warrant Liabilities
Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the IPO of GSAH. The change in fair value of the outstanding warrants liability during 2021 and 2020 resulted in a loss of $61.9 and $143.7, respectively. The change in fair value of stock warrants was the result of changes in market prices and other observable inputs deriving the value of the financial instruments.
Interest expense
Interest expense, net, was $90.6 in 2021 compared to $150.4 in 2020. The $59.8 decrease was primarily due to a $25.4 reduction in interest expense resulting from the repayment of indebtedness in 2020, a $26.2 decrease related to lower interest rates secured through the debt refinancing, as described in "Note 6 - Debt" to the consolidated financial statements, a $16.8 decrease in accretion expense associated with the Tax Receivable Agreement, and partially offset by a $4.2 increase due to net settlement payments on the Company's interest rate swaps.
Income Taxes
Income tax expense was $46.6 in 2021 compared to $72.7 in 2020. The effective rate in 2021 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and uncertain tax positions, and reflects the impact of non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the period. The effective tax rate includes the benefit of certain internal reorganizations and tax elections outside the U.S. In 2020, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and uncertain tax positions, and discrete tax benefits related to a change in our indefinite reinvestment liability caused by legislative changes and movement in foreign currencies.
The tax expense in 2021 was $26.1 lower than 2020 primarily due to the change in mix of income, non-U.S. tax elections and changes in valuation allowances in the U.S.
Business Segments
The following are business segment results for the years ended December 31, 2021 and 2020. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see "Note 14 — Segment Information", of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	December 31, 2021	December 31, 2020	$ Change	% Change
Net sales	$2,187.4	$2,040.6	$146.8	7.2%
Operating profit (loss)	441.2	497.0	(55.8)	(11.2)%
Margin	20.2%	24.4%
Americas net sales of $2,187.4 in 2021 increased $146.8, or 7.2% from 2020. By product offering, net sales increased in critical infrastructure & solutions by $115.4 driven by strong growth in Thermal, DC Power Custom Solutions offerings and E&I sales of $21.7. Service & spares increased by $42.5 due to improved customer site availability, and integrated rack solutions decreased by a $11.1 primarily driven by supply chain constraints. Additionally, Americas net sales were positively impacted by foreign currency of approximately $3.9.
Operating profit (loss) in 2021 was $441.2, a decrease of $55.8 compared with 2020. Margin declined primarily due to increased commodity and logistic costs, supply chain constraints, and partially offset by decreased year over year restructuring charges of $11.5.

Asia Pacific

(Dollars in millions)	December 31, 2021	December 31, 2020	$ Change	% Change
Net sales	$1,609.0	$1,368.4	$240.6	17.6%
Operating profit (loss)	253.4	197.1	56.3	28.6%
Margin	15.7%	14.4%
Asia Pacific net sales of $1,609.0 in 2021 increased $240.6, or 17.6% from 2020. Sales increases were primarily due to strong growth in large projects such as data centers, 5G projects, and wind power. Additionally, sales improved in part due to the global recovery from COVID-19 in telecom, channel and services. By product offering, net sales improved in all offering categories, including increases in critical infrastructure & solutions, service & spares, and integrated rack solutions of $141.0, $55.2 and $44.4, respectively. Additionally, Asia Pacific net sales were positively impacted by foreign currency of approximately $61.5.
Operating profit (loss) in 2021 was $253.4, an increase of $56.3 compared with 2020. Margin improvements were driven by fixed cost volume leveraging on higher sales, decreased year over year restructuring charges of $7.3, partially offset by the absence of COVID-19 related government subsidies received in 2020 and increased commodity and logistic costs, and supply chain constraints.
Europe, Middle East & Africa

(Dollars in millions)	December 31, 2021	December 31, 2020	$ Change	% Change
Net sales	$1,201.7	$961.6	$240.1	25.0%
Operating profit (loss)	217.6	105.5	112.1	106.3%
Margin	18.1%	11.0%
EMEA net sales of $1,201.7 in 2021 increased $240.1, or 25.0% from 2020. Sales increases were primarily due to deployment of large colocation data centers, the global recovery from COVID-19, and E&I sales of $45.7. By offering, net sales improved in all offering categories, including increases in critical infrastructure & solutions, service & spares, and integrated rack solutions of $209.4, $23.9, and $6.8 respectively. Additionally, EMEA net sales were positively impacted by foreign currency of approximately $17.1.
Operating profit (loss) in 2021 was $217.6, an increase of $112.1 compared with 2020. Margin improved primarily due to decreased year over year restructuring charges of $49.8, fixed cost volume leveraging on higher sales, improved operational productivity and new product introductions, partially offset by increased commodity and logistic costs, and supply chain constraints.
Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $504.8 and $431.4 in 2021 and 2020, respectively. Corporate and other costs increased $73.4 compared with 2020 primarily due to $39.4 related to merger and acquisition costs associated with the acquisition of E&I and integration, approximately a $37.8 increase in costs related to research and development, $18.7 in legal settlement costs, and $8.7 of impairment costs related to the sale of a heavy industrial business, partially offset by decreased year over year restructuring charges of $3.9.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service. On March 10, 2021, we, through our subsidiary Vertiv Group Corporation, a Delaware corporation (the “Borrower”) and an indirect wholly owned subsidiary of Vertiv Holdings Co, Vertiv Intermediate Holding II Corporation, a Delaware corporation (“Holdings”) and the direct parent of Vertiv Group, and certain direct and indirect subsidiaries of the Borrower entered into an Amendment No. 1 to Term Loan Credit Agreement (the "Term Loan Amendment") with Citibank, N.A., as administrative agent (in such capacity, the “Term Agent”), and the lenders party thereto, which amended the Term Loan Credit Agreement, dated as of March 2, 2020 (as so amended the “Term Loan Credit Agreement”), by and among Holdings, the Borrower, the Term Agent and the lenders from time to time party thereto, to, among other things, reduce the interest rate margin for the Borrower’s outstanding term loans under the Term Loan Credit Agreement by 0.25%, to 2.75% in respect of term loans bearing interest based on the LIBOR rate and to 1.75% in respect of term loans bearing interest based on a base rate defined in the Term Loan Credit Agreement. The maturity date for such term loans remains March 2, 2027, and all other material provisions of the original Term Loan Credit Agreement remain materially unchanged.
On October 22, 2021, Vertiv Group Corporation (the “Issuer”), completed its offering (the “Offering”) of $850.0 aggregate principal amount of its Senior Secured Notes due 2028 (the “Notes”) in a private placement at par. The Notes will bear interest at 4.125% per annum and mature on November 15, 2028. The Company incurred $13.8 of debt issuance costs that were capitalized as part of the Notes.
We believe that net cash provided by operating activities, augmented by our long-term debt arrangements discussed below and ABL Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, as well as the resources necessary to invest for growth in existing businesses and manage our capital structure on a short- and long-term basis. We may also from time to time opportunistically access the capital markets and financing markets to optimize our capital structure subject to prevailing markets conditions. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance that we will continue to have access to the capital markets and financing markets on acceptable terms.
At December 31, 2021, we had $439.1 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $455.0 of revolving borrowings, with separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries, and an uncommitted accordion of up to $145.0. At December 31, 2021, Vertiv Group and certain other subsidiaries of the Company had $435.6 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $19.4, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
Long-Term Debt Obligations
See "Note 6 — Debt" of the consolidated financial statements of the long-term debt arrangements issued by the Company with certain of our subsidiaries named as guarantors or co-borrowers.

Summary Statement of Cash Flows
Year ended December 31, 2021 compared to year ended December 31, 2020

(Dollars in millions)	2021	2020	$ Change	% Change
Net cash provided by (used for) operating activities	$210.9	$208.9	$2.0	1.0%
Net cash used for investing activities	(1,216.8)	(45.7)	(1,171.1)	2,562.6
Net cash provided by financing activities	914.9	140.7	774.2	550.2
Capital expenditures	(73.4)	(44.4)	(29.0)	65.3
Investments in capitalized software	(11.2)	(8.3)	(2.9)	34.9
Net Cash provided by Operating Activities
Net cash provided by operating activities was $210.9 in 2021, a $2.0 increase in cash generation compared to 2020. The increase in cash generation was primarily driven by lower cash interest as a result of our overall reduction in long-term debt and our first quarter 2021 debt refinancing as well as lower transformation-related spending.
Net Cash used for Investing Activities
Net cash used for investing activities was $1,216.8 in 2021 compared to net cash used for investing activities of $45.7 in 2020. The higher use of cash over the comparable period was primarily the result of the E&I Acquisition for $1,163.7, increased capital expenditures, and slightly offset by $21.7 in proceeds from the sale of a heavy industrial UPS business.
Net Cash provided by Financing Activities
Net cash provided by financing activities was $914.9 in 2021 compared to $140.7 in 2020. The increase in cash generation was primarily the result of the issuance of the Notes due 2028 of $850.0, slightly offset by a decrease in exercise of Public Warrants of $49.0, and employee taxes paid from shares withheld of $7.3. In 2021, borrowings on the Term Loan Facility of $2,189.0, net of original discount, and proceeds from the reverse recapitalization of $1,832.5 were offset by the repayment of the Prior Term Loan Facility and Prior Notes as well as a payment made to Platinum Equity Advisors, LLC ("Advisors") in connection with the closing of the merger with GSAH.
Critical Accounting Estimates
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
The Company believes that the following accounting estimates are critical to our financial results:
Business Combinations
The Company allocates the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The amount of purchase price which is in excess of the fair values of assets acquired and liabilities assumed is recognized as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. The following are critical estimates in valuing intangible assets we have acquired or may acquire in the future and include but are not limited to:
•forecasted earnings before interest, taxes, and amortization;
•forecasted revenue;
•customer attrition rates;
•royalty rates; and
•discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Different assumptions may result in materially different values for assets acquired and liabilities assumed, which may impact the Company's financial position and future results of operations.
Long-lived assets
Goodwill
The Company accounts for goodwill and other intangible assets acquired in a business combination in conformity with current accounting guidance which does not allow for goodwill and indefinite-lived intangible assets to be amortized.
The Company reviews goodwill for impairment annually in the fourth quarter or when events and circumstances indicate an impairment may have occurred. The Company tests goodwill for impairment by comparing the estimated fair value of the reporting units to the related carrying value. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. Reporting units are defined as either operating segments or one level below the operating segments for which discrete financial information is available and reviewed by the business management. The Company’s four reporting units are comprised of the Americas; Greater China; Australia & New Zealand, South East Asia and India (ASI); and EMEA reporting units.
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
The Company performed its annual goodwill impairment using the quantitative approach in the fourth quarter and concluded there was no impairment as of that date. The impairment test concluded that the Americas; Greater China; Australia & New Zealand, South East Asia and India (ASI); and EMEA reporting units had fair values significantly in excess of their respective carrying amounts. The Company compared the total fair values of the reporting units to the Company’s market capitalization, to determine if the fair values are reasonable compared to external market indicators. The Company believes its use of significant assumptions within its valuation models are reasonable estimates of likely future events. Subsequent to this annual impairment test, no additional indications of an impairment were identified.
Significant assumptions inherent in the valuation methodologies include estimates of future projected business results (principally revenue and EBITDA), long-term growth rates, and the discount rate. The Company performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate and discount rate estimates. Significant assumptions utilized in the impairment analysis performed during the fourth quarter of 2021 included the weighted-average cost of capital, ranging between 10.5% and 12.0%, and terminal growth rates of 3.0%.

Tangible assets
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
Amortization expense recognized on finite-lived intangible assets was $157.9 for 2021, $142.8 for 2020, and $145.8 for 2019.
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
The Company’s assessment of an impairment on any of these assets classified currently as having indefinite lives, including goodwill, could change in future periods if significant events happen and/or circumstances change that effect the previously mentioned assumptions. Significant assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted average cost of capital for a market participant, and royalty and discount rates. For further information, see "Note 5 – Goodwill and Other Intangibles” of Notes to Consolidated Financial Statements.

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
Public and Private Placement Warrants
As part of GSAH's IPO on June 12, 2018, warrants were issued that entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). In addition, as part of a simultaneous private placement, additional warrants, exercisable for one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”).
9,387,093 Public Warrants and 10,533,333 Private Placement Warrants remained outstanding as of December 31, 2020. On January 19, 2021, the Company redeemed the outstanding Public Warrants in full and the Public Warrants and attached units were subsequently delisted from NYSE.
The Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrant. As of December 31, 2021, 10,533,333 Private Placement Warrants remain outstanding.
We evaluated the Public and Private Placement Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Since the Public and Private Placement Warrants meet the definition of a derivative under ASC 815, we recorded these Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of earnings (loss) and consolidated statements of comprehensive income (loss) at each reporting date. Because the Public Warrants were publicly traded and thus had an observable market price, fair value adjustments were determined by utilizing the market prices whereas the Private Placement Warrants were valued using a Black-Sholes-Merton pricing model as described in "Note 12 - Financial Instruments and Risk Management", to the consolidated financial statements. The changes in the fair value of the Warrants may be material to our future operating results.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to certain market risks, including the impact of changes in foreign currency exchange rates, interest rates and the prices of various commodities used in the normal course of business.
To mitigate the volatility in our earnings and cash flows, the Company manages certain of our exposures through the use of various financial instruments, including some derivatives, to help us hedge our foreign currency exchange risk and interest rate risk. The Company does not enter into such transactions for trading or speculative purposes.
A discussion of the Company’s accounting policies for derivative instruments and hedging activities, is included in “Note 1 – Summary of Significant Accounting Policies”. Information relating to market risks is presented in “Note 12 - Financial Instruments and Risk Management” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part II of this Annual Report.
Foreign Exchange Rate Risk
The Company has transactional foreign currency exposures related to buying and selling in currencies other than the local currencies in which it operates. The Company enters into one-month foreign exchange forwards in order to mitigate European Euro and Chinese Yuan exposures on the carrying amount of foreign currency-denominated assets, liabilities, commitments, and when applicable anticipated foreign currency transactions. As of December 31, 2021 the Company had an insignificant amount of outstanding currency hedges. We have translation exposure resulting from translating the financial statements of foreign subsidiaries into United States Dollars. During 2021, the Company has hedged portions of the net investment in foreign subsidiaries against fluctuations in the European Euro and Chinese Yuan through derivative financial instruments.

Interest Rate Risk
The Company is subject to market risk from exposure to changes in interest rates and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. The Company has an ABL Revolving Credit Facility, floating rate Term Loan due 2027 and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2021 and 2020, the Company had no borrowings on its ABL Revolving Credit Facility. Cash and cash equivalents were $439.1 and $534.6 at December 31, 2021 and 2020, respectively. In order to mitigate interest rate risk, the Company entered into interest rate swap agreements with an initial notional amount of $1,200.0, which reduced to $1,000.0 in 2021 and will remain at $1,000.0 until the maturity of the Term Loan Credit Agreement in 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. Based on the outstanding balances of floating rate debt, net of interest rate swap agreements, a 100 basis point increase (decrease) in variable interest rates at December 31, 2021 and 2020 would increase our annual net interest expense by approximately $12.0 and $10.0, respectively.
Commodity Risk
We are subject to commodity risk from fluctuating prices of certain raw materials, steel, copper and aluminum and electronic components.
Additional information relating to market risks is presented in "Note 12 - Financial Instruments and Risk Management" in the Notes to Consolidated Financial Statements and is incorporated by reference into Part II of this Annual Report. Our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements are filed as part of this Annual Report under “Item 15. Exhibits, Financial Statement Schedules” and are set forth immediately following the signature pages of this Annual Report.
Item 8. Financial statements and supplementary data
The Report of Independent Registered Public Accounting Firm, our consolidated financial statements, and the accompanying Notes to Consolidated Financial Statements that are filed as part of this Annual Report are listed under “Item 15. Exhibits, Financial Statement Schedules” and are set forth immediately following the signature pages of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021 (the end of the period covered by this Annual Report). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 excluded E&I which was acquired by the Company in the fourth quarter of 2021. Total assets and totals sales recorded by the Company related to this acquisition represented 28.7% (inclusive of acquired intangible assets), and 1.3%, respectively, of Vertiv’s consolidated balances, as of and for the year ended December 31, 2021. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.
Remediation of Material Weakness in Internal Control Over Financial Reporting
The Company designed and implemented internal controls to remediate the material weaknesses that existed as of December 31, 2020, with respect to our controls over automated and manual business process controls, including reports generated from our IT systems, that are dependent upon the completeness and accuracy of information from the affected general information technology controls. We implemented new, relevant IT systems; improved IT change management policies and procedures; implemented proper segregation of duties; and implemented dedicated controls over our IT systems and general information technology controls. With respect to our controls over financial reporting we have re-designed internal controls processes; expanded our Finance, Accounting and Reporting and Information Technology teams with experienced and qualified resources; and, implemented a risk-based internal controls plan with enhanced process documentation.
These changes and the remediation of the material weaknesses identified as of December 31, 2020, were completed during the year ended December 31, 2021. Based on these remediation efforts, the Company has concluded that its internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report.
Except as described in Item 9A, there have been no change in the Company's internal control over financial reporting during the year ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertiv Holdings Co
Opinion on Internal Control Over Financial Reporting
We have audited Vertiv Holdings Co’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vertiv Holdings Co (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of E&I (as defined in Note 2), which is included in the 2021 consolidated financial statements of the Company and constituted 28.7% of total assets (inclusive of acquired intangible assets) as of December 31, 2021 and 1.3% of total sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of E&I.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022, expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Grandview Heights, Ohio
March 1, 2022

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III.
Item 10. Directors, Executive Officer and Corporate Governance
The information required by this Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end of December 31, 2021 (the “Proxy Statement”).
Item 11. Director and Executive Compensation
The information required by this Item 11. “Director and Executive Compensation” is incorporated herein by reference from our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities authorized for issuance under equity compensation plans
The following table provides information as of December 31, 2021 with respect to our shares of Class A common stock issuable under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, Warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders
Vertiv Holdings Co 2020 Stock Incentive Plan	12,020,105	14.56	30,416,663
Equity compensation plans not approved by security holders
Total	12,020,105	14.56	30,416,663
(1)The calculation of the weighted average exercise price does not include 3,657,389 shares subject to restricted stock units that do not have an exercise price.
(2)Commencing with the first business day of each calendar year beginning in 2021 through 2030, the number of shares in the reserve under the 2020 Stock Incentive Plan may be increased by a number equal to the least of (x) 10.5 million shares, (y) 3% of the number of shares outstanding as of the last day of the immediately preceding calendar year, or (z) a lesser number of Shares determined by our board of directors or compensation committee. This number is inclusive of 10.3 million shares authorized in 2021 pursuant to the plan.
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

2.2
Sale and Purchase Agreement between Vertiv Holdings Ireland DAC, Vertiv International Holding Corporation (“Buyers”), Vertiv Holdings Co (the “Company”) and the Sellers named therein, dated September 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of Vertiv Holdings Co (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

3.2
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2021).

3.3	Amended and Restated Bylaws of Vertiv Holdings Co (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
4.1
Indenture, dated as of October 22, 2021, by and among Vertiv Group Corporation, the guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2021).

4.2	Form of 4.125% Senior Secured Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2021).
4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
4.4	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
4.5
Warrant Agreement, dated June 7, 2018, by and among GS Acquisition Holdings Corp, Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2018).

4.6
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

4.7
Registration Rights Agreement [E&I Transaction], dated as of November 1, 2021, by and among the Company, each of the Holders listed on Schedule A thereto and the other Holders time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2021).

4.8*	Description of Securities of Vertiv Holdings Co.
10.1
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

10.3
TRA Repurchase Agreement, dated as of December 31, 2021, by and between Vertiv Holdings Co and VPE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2022).

10.4**	2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.5**
Form of Stock Option Award Agreement under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.6**
Form of Restricted Stock Unit Agreement under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.7**	Vertiv Holdings Co Executive Change of Control Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.8**	Vertiv Holdings Co Executive Employment Policy (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.9**	Form of Executive Offer Letter (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
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

10.14
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

10.17
Term Loan Credit Agreement, dated as of March 2, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as borrower, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

10.18
Amendment No. 1 to Term Loan Credit Agreement, dated as of March 10, 2021, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding II Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2021).

10.19**
Form of Stock Option Award for Employees under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.20**
Form of Restricted Stock Unit (RSU) Agreement for Non-Executive Employees under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.21**	Form of Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2021).
10.22
Aircraft Time Sharing Agreement by and between Vertiv Group Corporation and Rob Johnson dated February 12, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2021).

10.23**
Employment Agreement by and between Vertiv Holdings Co and Stephen Hen I Liang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2021).

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
* Filed herewith.
** Denotes the management contracts and compensatory arrangements in which any director or named executive officer participates.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 1, 2022	Vertiv Holdings Co
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

/s/ Rob Johnson	Chief Executive Officer and Director	March 1, 2022
Rob Johnson	(Principal Executive Officer)

/s/ David J. Fallon	Chief Financial Officer	March 1, 2022
David J. Fallon	(Principal Financial Officer)

/s/ Scott A. Cripps	Chief Accounting Officer	March 1, 2022
Scott A. Cripps	(Principal Accounting Officer)

/s/ David M. Cote	Executive Chairman of the Board	March 1, 2022
David M. Cote

/s/ Joseph van Dokkum	Director	March 1, 2022
Joseph van Dokkum

/s/ Roger Fradin	Director	March 1, 2022
Roger Fradin

/s/ Jacob Kotzubei	Director	March 1, 2022
Jacob Kotzubei

/s/ Matthew Louie	Director	March 1, 2022
Matthew Louie

/s/ Edward L. Monser	Director	March 1, 2022
Edward L. Monser

/s/ Steven S. Reinemund	Director	March 1, 2022
Steven S. Reinemund

/s/ Robin L. Washington	Director	March 1, 2022
Robin L. Washington

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vertiv Holdings Co

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vertiv Holdings Co (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of certain intangible assets related to the acquisition of E&I

Description of the Matter	As described in Note 2 to the consolidated financial statements, on November 1, 2021, the Company completed the acquisition of E&I (as defined in Note 2), for a total purchase price of approximately $1.8 billion. The acquisition was accounted for as a business combination and the allocation of purchase accounting is preliminary.

Auditing the Company’s accounting for its acquisition of E&I was complex and subjective due to significant estimation uncertainty in determining the fair value of the acquired identifiable intangible assets, which principally consisted of customer relationship and developed technology intangible assets with an estimated fair value of $732 million and $181 million, respectively. The Company used the multi-period excess earnings method to value the customer relationship intangible assets and the relief from royalty method to value the developed technology intangible assets. The significant assumptions used to estimate the fair value of customer relationships included the forecasted earnings before interest, taxes, and amortization, customer attrition rates and a discount rate. The significant assumptions used to estimate the fair value of developed technology included the forecasted revenue, royalty rates and a discount rate. These significant assumptions are forward looking and as such inherently uncertain.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the preliminary estimation of the fair value of the customer relationship and developed technology intangible assets. For example, we tested controls over management’s review of the valuation methodologies and key assumptions used to estimate fair value, as well as management’s controls over the completeness and accuracy of the information within the valuation models.

To test the estimated fair values of the acquired customer relationship and developed technology intangible assets, our audit procedures included, among others, assessing the appropriateness of the valuation methodologies used, evaluating the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For the forecasted revenues and forecasted earnings before interest, taxes, and amortization, we compared the assumptions to current industry and economic trends, the historic financial performance of the acquired business, and forecasted performance of guideline public companies. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions. We involved our valuation specialist to assist in evaluating the methodologies used to estimate the fair value of the customer relationship and developed technology intangible assets and to test certain significant assumptions, including the customer attrition rates, royalty rates, and discount rate, which included a comparison of the selected rates to benchmark data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Grandview Heights, Ohio
March 1, 2022

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales
Net sales - products	$3,854.5	$3,308.8	$3,356.1
Net sales - services	1,143.6	1,061.8	1,075.1
Net sales	4,998.1	4,370.6	4,431.2
Costs and expenses
Cost of sales - products	2,814.5	2,290.5	2,349.2
Cost of sales - services	660.9	606.4	629.0
Cost of sales	3,475.4	2,896.9	2,978.2
Operating expenses
Selling, general and administrative expenses	1,109.0	1,008.4	1,100.8
Amortization of intangibles	144.3	128.7	129.2
Restructuring costs	1.4	73.9	20.7
Foreign currency (gain) loss, net	3.2	26.0	(1.5)
Asset impairments	8.7	21.7	—
Other operating expense (income)	(3.8)	1.5	(2.3)
Operating profit (loss)	259.9	213.5	206.1
Interest expense, net	90.6	150.4	310.4
Loss on extinguishment of debt	0.4	174.0	—
Gain on tax receivable agreement	(59.2)	—	—
Change in fair value of warrant liabilities	61.9	143.7	—
Income (loss) before income taxes	166.2	(254.6)	(104.3)
Income tax expense	46.6	72.7	36.5
Net income (loss)	$119.6	$(327.3)	$(140.8)

Earnings (loss) per share:
Basic	$0.34	$(1.07)	$(1.19)
Diluted	$0.33	$(1.07)	$(1.19)
Weighted-average shares outstanding
Basic	355,544,632	307,076,397	118,261,955
Diluted	360,140,323	307,076,397	118,261,955

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$119.6	$(327.3)	$(140.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(65.1)	72.0	(10.3)
Interest rate swaps	41.5	(32.8)	—
Tax receivable agreement	0.9	(0.9)	—
Pension	6.8	(4.9)	(13.4)
Other comprehensive income (loss), net of tax	(15.9)	33.4	(23.7)
Comprehensive income (loss)	$103.7	$(293.9)	$(164.5)

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$439.1	$534.6
Accounts receivable, less allowances of $14.1 and $15.0, respectively	1,536.4	1,354.4
Inventories	616.3	446.6
Other current assets	106.8	183.2
Total current assets	2,698.6	2,518.8
Property, plant and equipment, net	489.3	427.6
Other assets:
Goodwill	1,330.1	607.2
Other intangible assets, net	2,138.2	1,302.5
Deferred income taxes	47.9	20.9
Other	235.5	196.8
Total other assets	3,751.7	2,127.4
Total assets	$6,939.6	$5,073.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$22.0
Current portion of warrant liabilities	—	68.5
Accounts payable	858.5	730.5
Accrued expenses and other liabilities	953.4	901.8
Income taxes	21.1	18.8
Total current liabilities	1,854.8	1,741.6
Long-term debt, net	2,950.5	2,130.5
Deferred income taxes	198.8	116.5
Warrant liabilities	149.6	87.7
Other long-term liabilities	368.2	485.4
Total liabilities	5,521.9	4,561.7
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 375,801,857 and 342,024,612 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,597.5	1,791.8
Accumulated deficit	(1,215.4)	(1,331.2)
Accumulated other comprehensive (loss) income	35.6	51.5
Total equity	1,417.7	512.1
Total liabilities and equity	$6,939.6	$5,073.8

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$119.6	$(327.3)	$(140.8)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	69.1	60.3	57.1
Amortization	157.9	142.8	145.8
Deferred income taxes	(69.8)	(1.4)	(13.8)
Amortization of debt discount and issuance costs	6.3	10.5	27.9
Loss on extinguishment of debt	0.4	174.0	—
Gain on tax receivable agreement	(59.2)	—	—
Change in fair value of warrant liabilities	61.9	143.7	—
Asset impairments	8.7	21.0	—
Stock-based compensation	23.2	13.0	—
Changes in tax receivable agreement	7.7	21.3	—
Changes in operating working capital	(132.8)	(60.8)	(36.4)
Other	17.9	11.8	17.7
Net cash provided by (used for) operating activities	210.9	208.9	57.5
Cash flows from investing activities:
Capital expenditures	(73.4)	(44.4)	(47.6)
Investments in capitalized software	(11.2)	(8.3)	(22.7)
Proceeds from disposition of property, plant and equipment	9.8	7.0	5.0
Acquisition of Business, net of cash acquired	(1,163.7)	—	—
Proceeds from sale of Business	21.7	—	—
Net cash provided by (used for) investing activities	(1,216.8)	(45.7)	(65.3)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	—	346.2	491.8
Repayments of ABL revolving credit facility and short-term borrowings	—	(493.7)	(591.2)
Proceeds from the issuance of long-term debt	850.0	2,189.0	114.2
Repayment of long-term debt	(21.8)	(3,456.5)	—
Payment of redemption premiums	—	(75.0)	—
Payment of debt issuance costs	(13.8)	(11.2)	—
Proceeds from reverse recapitalization, net	—	1,832.5	—
Payment to Vertiv Stockholder	—	(341.6)	—
Dividend Payment	(3.8)	(3.3)	—
Proceeds from the exercise of warrants	107.5	156.5	—
Exercise of employee stock options	4.1	—	—
Employee taxes paid from shares withheld	(7.3)	—	—
Other financing	—	(2.2)	—
Net cash provided by (used for) financing activities	914.9	140.7	14.8
Effect of exchange rate changes on cash and cash equivalents	(4.5)	5.0	1.4
Increase (decrease) in cash, cash equivalents and restricted cash	(95.5)	308.9	8.4
Beginning cash, cash equivalents and restricted cash	542.6	233.7	225.3
Ending cash, cash equivalents and restricted cash	$447.1	$542.6	$233.7
Changes in operating working capital
Accounts receivable	$(117.4)	$(114.8)	$39.8
Inventories	(125.7)	(38.5)	85.5
Other current assets	2.1	7.8	(41.6)
Accounts payable	105.1	78.2	(140.8)
Accrued expenses and other liabilities	11.9	13.3	34.8
Income taxes	(8.8)	(6.8)	(14.1)
Total changes in operating working capital	$(132.8)	$(60.8)	$(36.4)
Supplemental Disclosures
Cash paid during the year for interest	$75.1	$167.0	$271.5
Cash paid during the year for income tax, net	97.3	64.7	48.7
Property and equipment acquired during the year for capital lease obligations	0.7	5.4	1.8

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018, as originally reported	1,000,000	$—	$277.7	$(859.8)	$41.8	$(540.3)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance at December 31, 2018, as recasted (1)	118,261,955	—	277.7	(859.8)	41.8	(540.3)
Net income (loss)	—	—	—	(140.8)	—	(140.8)
Other comprehensive income, net of tax	—	—	—	—	(23.7)	(23.7)
Balance as of December 31, 2019, as recasted (1)	118,261,955	$—	$277.7	$(1,000.6)	$18.1	$(704.8)

Balance at December 31, 2019, as originally reported	1,000,000	$—	$277.7	$(1,000.6)	$18.1	$(704.8)
Conversion of units of share capital	117,261,955	—	—	—	—	—
Balance as of December 31, 2019, as recasted (1)	118,261,955	—	277.7	(1,000.6)	18.1	(704.8)
Tax Receivable Agreement	—	—	(133.4)	—	—	(133.4)
Net income (loss)	—	—	—	(327.3)	—	(327.3)
Stock issuance	123,900,000	—	1,195.1	—	—	1,195.1
Merger recapitalization	86,249,750	—	179.4	—	—	179.4
Exercise of warrants (2)	13,612,907	—	260.4	—	—	260.4
Stock-based compensation	—	—	13.0	—	—	13.0
Dividend payment	—	—	—	(3.3)	—	(3.3)
Other merger adjustment	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss, net of tax	—	—	—	—	33.4	33.4
Balance as of December 31, 2020	342,024,612	$—	$1,791.8	$(1,331.2)	$51.5	$512.1
Net income (loss)	—	—	—	119.6	—	119.6
Exercise of employee stock options	370,513	—	4.6	—	—	4.6
Stock comp activity, net of withholdings for tax (3)	620,570	—	15.8	—	—	15.8
Employee 401K match with Vertiv stock	357,344	—	8.2	—	—	8.2
Exercise of warrants (4)	9,346,822	—	176.0	—	—	176.0
Stock issuance related to acquisition(5)	23,081,996	—	601.1	—	—	601.1
Dividend payment	—	—	—	(3.8)	—	(3.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(15.9)	(15.9)
Balance at December 31, 2021	375,801,857	$—	$2,597.5	$(1,215.4)	$35.6	$1,417.7

(1)The shares and earnings per share available to holders of the Company’s common shares, prior to the Business Combination, have been recasted as shares reflecting the exchange ratio established in the Business Combination (1.0 Vertiv Holdings share to 118.261955 Vertiv Holdings Co shares).
(2)The exercise of Warrants includes $156.5 of cash received during the year ended December 31, 2020 for the exercise of Public Warrants and a reduction of warrant liabilities related to the exercise of the Warrants.
(3)Net stock compensation activity includes 943,164 vested shares offset by 322,594 shares withheld for taxes valued at $7.3 and stock-based compensation of $23.2.
(4)The exercise of warrants includes $107.5 of cash received for the exercise of Public Warrants.
(5)On November 1, 2021 the Company issued 23,081,996 shares valued at $601.1 for the acquisition of E&I, refer to "Note 2 - Acquisition" for additional information.

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
Vertiv Holdings Co was originally incorporated in Delaware on April 25, 2016 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 12, 2018, GSAH consummated its initial public offering (the “IPO”) of 69,000,000 units (comprised of one share of Class A common stock and one-third of one redeemable warrant, with each whole warrant entitling the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”)), including 9,000,000 units issued pursuant to the exercise by the underwriters of their option to purchase additional units in full, at a price of $10.00 per unit, generating proceeds to GSAH of $690.0 before underwriting discounts and expenses. Simultaneously with the closing of the IPO, GSAH closed the private placement of an aggregate of 10,533,333 Warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company, at a price of $1.50 per Private Placement Warrant, generating proceeds of $15.8.
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
The aggregate merger consideration paid by GSAH in connection with the consummation of the Business Combination was approximately $1,526.2 (the “Merger Consideration”). The Merger Consideration was paid in a combination of cash and stock. The amount of cash consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was $341.6. The remainder of the consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was stock consideration (“Stock Consideration”), consisting of 118,261,955 newly-issued shares of our Class A common stock (the “Stock Consideration Shares”), which shares were valued at $10.00 per share for purposes of determining the aggregate number of shares of our Class A common stock payable to the Vertiv Stockholder as part of the Merger Consideration. In addition, the Vertiv Stockholder is entitled to receive additional future cash consideration with respect to the Business Combination in the form of amounts payable under a Tax Receivable Agreement, dated as of the Closing Date, by and between the Company and the Vertiv Stockholder (the “Tax Receivable Agreement”). See "Note 12 – Financial Instruments and Risk Management” to the consolidated financial statements for additional information.
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
On November 1, 2021, the Company, along with certain of our domestic and international subsidiaries, acquired E&I Engineering Ireland Limited, a private company limited by shares incorporated in Ireland, and Powerbar Gulf LLC – Foreign Direct Investment, a non-freezone limited liability company incorporated and registered in Ras Al Khaimah Economic Zone-Government of Ras Al Khaimah, (the “E&I Acquisition"). Reported amounts for the year ended December 31, 2021 include the financial results for the period November 1, 2021 to December 31, 2021 and as of December 31, 2021. See "Note 2 - Acquisition" for more information related to the Acquisition of E&I.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation. The presentation of certain prior period amounts includes the reclassification of intangible amortization expense, restructuring costs and net foreign currency (gain) loss into separate components within operating expenses to conform to the current period presentation. In addition certain prior year amounts have been reclassed to conform with current year presentation. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and assumptions based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions due to among other reasons, the continued uncertainty of general economic conditions due to the COVID-19 pandemic that has impacted, and may continue to impact, our sales channels, supply chain, manufacturing operations, workforce, or other key aspects of our operations.
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

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$439.1	$534.6	$223.5
Restricted cash included in other current assets	8.0	8.0	10.2
Total cash, cash equivalents, and restricted cash	$447.1	$542.6	$233.7
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable are derived from customers located in the U.S. and numerous foreign jurisdictions. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company establishes an allowance for credit losses on receivable based on historical experience and any specific customer collection issues that the Company has identified. Write-offs are recorded against the allowance for credit losses when all reasonable efforts for collection have been exhausted.

The change in the sales returns and allowances and allowance for credit losses is as follows:

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$55.5	$52.0	$36.0
Provision charged to expense	34.7	47.5	59.6
Deductions	(43.7)	(44.0)	(43.6)
Ending balance	$46.5	$55.5	$52.0
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

The following are the components of inventory:

	December 31, 2021	December 31, 2020
Inventories
Finished products	$236.5	$201.0
Raw materials	274.8	155.7
Work in process	105.0	89.9
Total inventories	$616.3	$446.6
The change in inventory obsolescence is as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	$64.1	$59.7	$30.6
Provision charged to expense	15.7	23.4	21.3
Write-offs and other	(23.6)	(19.0)	7.8
Ending balance	$56.2	$64.1	$59.7
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
Following are the components of property, plant and equipment:

	December 31, 2021	December 31, 2020
Property, plant and equipment, net
Machinery and equipment	$373.6	$322.4
Buildings	304.8	255.5
Land	42.1	47.4
Construction in progress	34.8	23.1
Property, plant and equipment, at cost	755.3	648.4
Less: Accumulated depreciation	(266.0)	(220.8)
Property, plant and equipment, net	$489.3	$427.6
Goodwill and Other Indefinite Lived Intangible Assets
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. The Company conducts annual impairment tests of goodwill in the fourth quarter or more frequently if events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. If an initial assessment indicates it is more likely than not goodwill may be impaired, it is evaluated by comparing the reporting unit’s estimated fair value to its carrying value. If its carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying value exceeds the fair value of the reporting unit. Estimated fair values of the reporting unit are Level 3 measures and are developed under an income approach that discounts estimated future cash flows using risk-adjusted interest rates and also the market approach.
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
Product warranty expense is approximately one percent of product sales and the product warranty accrual is reflected in accrued expenses in the consolidated balance sheets.

The change in product warranty accrual is as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	$36.5	$43.3	$44.9
Provision charge to expense	16.6	27.8	48.7
Paid/utilized	(23.1)	(34.6)	(50.3)
Ending balance	$30.0	$36.5	$43.3
Public and Private Placement Warrants
As part of the IPO on June 12, 2018, GSAH issued to third party investors 69,000,000 units, consisting of one share of Class A common stock and one-third of one Public Warrant, at a price of $10.00 per unit. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share.
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
The Warrants are classified as a liability at fair value on the Company’s Consolidated Balance Sheet at December 31, 2021 and 2020, respectively, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s Consolidated Statements of Earnings (Loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.
Because the Public Warrants were publicly traded and thus had an observable market price, fair value adjustments were determined by utilizing the market prices whereas the Private Placement Warrants were valued using a Black-Sholes-Merton pricing model as described in "Note 12 - Financial Instruments and Risk Management" to the consolidated financial statements. The changes in the fair value of the Warrants may be material to our future operating results.

Derivative Instruments and Hedging Activities
In the normal course of business, the Company is exposed to changes in foreign currency exchange rates and commodity prices due to its worldwide presence and business profile. The Company’s foreign currency exposures relate to transactions denominated in currencies that differ from the functional currencies of its subsidiaries. Primary commodity exposures are price fluctuations on forecasted purchases of copper and aluminum and related products. As part of the Company’s risk management strategy, derivative instruments can be selectively used in an effort to minimize the impact of these exposures. All derivatives are associated with specific underlying exposures and the Company does not hold derivatives for trading or speculative purposes. The duration of hedge positions is less than one year.
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
The Company may enter into net investment hedges of their foreign subsidiaries. The Company utilizes intercompany foreign currency denominated debt to hedge its investment in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in the Unaudited Condensed Consolidated Statements of Equity (Deficit) in the foreign currency translation adjustment of "Foreign currency (gain) loss, net" which offsets the translation adjustments on the underlying assets of foreign subsidiaries also recorded in "Other Comprehensive income (loss), net of tax".
Concurrent with the refinancing on March 2, 2020, the Company designated certain interest rate swaps with an initial notional amount of $1,200.0 as cash flow hedges, the notional amount reduced to $1,000.0 in 2021 and will remain at $1,000.0 until the maturity of the Term Loan Credit Agreement in 2027. The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2021 and 2020 interest rate swap agreements designated as cash flow hedges effectively swapped an initial amount of $1,000.0 and $1,200.0, respectively, of LIBOR based floating rate debt for fixed rate debt. See "Note 12 – Financial instruments and Risk Management” for additional information.
As of December 31, 2021 and 2020 no outstanding currency and commodity hedges received deferral accounting treatment. Accordingly, the Company recognized mark-to-market gains (losses) of $0.6, $0.9, and $(0.4), during the years ended December 31, 2021, 2020, and 2019 respectively, within "Other operating expense (income)" in the Consolidated Statements of Earnings (Loss). The fair values of the outstanding hedge instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts.
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

ASC 740-30-25-18 provides guidance that U.S. companies do not need to recognize tax effects on outside basis differences that are indefinitely reinvested. As of December 31, 2021 and 2020, the Company has provided for U.S. federal income taxes, foreign withholding and other taxes on outside basis differences in certain foreign subsidiaries that are not indefinitely reinvested. Certain earnings of foreign affiliates continue to be indefinitely reinvested, but determining the impact was not practicable due to interaction with other tax laws and regulations in the year of inclusion.
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
Dividends
On November 4, 2021, Vertiv announced that the Board of Directors declared the Company’s annual dividend of $0.01 per share. The dividend was payable to the Company’s shareholders of record, including holders of record of the Company’s units, as of December 1, 2021, and $3.8 was paid on December 16, 2021. The Company also declared a dividend in 2020 of $3.3 which was paid on December 17, 2020.
(2) ACQUISITION
On September 8, 2021, Vertiv Holdings Ireland DAC, a private company limited by shares incorporated in Ireland (the "Irish buyer"), Vertiv International Holding Corporation, an Ohio corporation (the “US Buyer” and together with the Irish Buyer, the “Buyers” and each a “Buyer”) and the Company entered into a sale and purchase agreement (the "Acquisition Agreement") to acquire the shares of E&I Engineering Ireland Limited, a private company limited by shares incorporated in Ireland, and Powerbar Gulf LLC ("E&I" or "Acquisition"). The Acquisition closed on November 1, 2021. Under the terms of the Acquisition Agreement, total consideration was $1,765.4, net of $10.3 of cash acquired. The gross consideration of $1,775.7, consisted of $1,163.7 in cash, approximately $601.1 of Vertiv common stock, equating to 23.1 million shares of Vertiv common stock, $7.4 of contingent consideration and $3.5 of other adjustments. Vertiv will pay up to $200.0 of additional cash consideration if E&I achieves certain EBITDA targets for the year ended December 31, 2022. As of December 31, 2021, the fair value of contingent consideration related to the EBITDA targets was $3.7. The change in the fair value of the contingent consideration is recorded within "Other operating expense (income)" on the Consolidated Statements of Earnings (Loss). In conjunction with the acquisition mentioned above, the Company, through a wholly owned subsidiary, issued $850.0 of Senior Secured Notes due 2028 as of October 22, 2021. Refer to "Note 6 - Debt" for additional information.
The Company incurred approximately $39.4 of acquisition-related costs related to E&I. Those costs, primarily related to third-party transaction and advisory fees, and are included within "Selling, general and administrative expenses" on the Consolidated Statements of Earnings(Loss).
E&I is a leading independent provider of switchgear, busway and modular power units serving data center and C&I customers in Europe. The combination is expected to broaden our power infrastructure portfolio, expand our services opportunities by providing additional upfront project start-up and ongoing maintenance services, enable us to offer complete integrated power and modular solutions, help Vertiv continue its participation with Hyperscale cloud providers and expand its existing relationships as well as gain new customers with enhanced offerings and ultimately, offer customers more flexible and scalable power deployment options.
The Company accounted for the acquisition of E&I using the acquisition method of accounting. Assets acquired and liabilities assumed have been recorded based on their preliminary fair values, and as a result, the estimates and assumptions are subject to change. The Company is still in the process of finalizing the valuation estimates to determine the final purchase price allocation including the final working capital adjustments, amounts allocated to intangible assets, the allocation of fair value to its foreign jurisdictions, and recording the tax effects of the Acquisition. The Company expects to complete this process no longer than twelve months after the closing of the Acquisition.

The following is a preliminary purchase price allocation of assets acquired and liabilities assumed related to the acquisition:

Accounts receivable	$87.7
Inventories	50.1
Other current assets	15.7
Property, plant and equipment	87.1
Goodwill	748.2
Other intangible assets	1,004.2
Other assets	10.4
Accounts payable	33.9
Accrued expenses and other liabilities	50.0
Deferred income taxes	129.8
Other long-term liabilities	24.3
Net assets acquired and liabilities assumed	$1,765.4
The following table represents the definite lived intangible assets acquired, the preliminary fair values and respective useful lives:

	Useful Life	Preliminary Fair Value
Customer relationships	15 to 16 years	$731.6
Developed technology	13 years	180.7
Trademarks	15 to 16 years	52.3
Backlog	1 year	39.6
Total intangible assets		$1,004.2
The Company used the multi-period excess earnings method to value the customer relationship intangible assets and the relief from royalty method to value the developed technology intangible assets. The significant assumptions used to estimate the fair value of customer relationships included forecasted earnings before interest, taxes, and amortization, customer attrition rates and a discount rate. The significant assumptions used to estimate the fair value of developed technology included the forecasted revenues, royalty rates and a discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The estimated weighted-average useful lives was 14.2 years for finite lived intangible assets.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets recognized for E&I, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the consummation of the acquisition of E&I. The goodwill arising from the acquisition is not expected to be deductible for tax purposes. As of the Acquisition date, goodwill of $273.4 and $474.8 has been allocated to the America’s and the Europe, Middle East and Africa segments, respectively. Refer to "Note 5 - Goodwill and Other Intangibles" for additional information about goodwill and other intangible assets.
Since the acquisition date, for the year ended December 31, 2021, E&I net sales were $67.4 which are included in "Net sales" and operating loss from the acquisition were $10.0 included in "Income (loss) before income taxes, net" on the Consolidated Statement of Earnings (Loss).

Pro Forma Financial Information
In accordance with ASC 805 Business Combination, the following unaudited pro forma results of operations for the year ended December 31, 2021 and 2020, respectively, assumes the E&I acquisition was completed on January 1, 2020. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense and amortization of debt issuance costs, accounting policies applied to E&I after the business combination, amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets.

Unaudited proforma information	Year Ended December 31, 2021	Year Ended December 31, 2020
Net sales	$5,323.9	$4,814.1
Net income (loss)	76.7	(380.0)
The unaudited pro forma results contain the following nonrecurring adjustments to give effect to pro forma events that are directly attributable to the transaction, factually supportable, and expected to have a continuing impact on the combined results. Proforma data may not be indicative of the results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate the acquired business.
(3) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Disaggregation of Revenues
Beginning in 2020, sales were moved within product and service offering categories to reflect a strategic realignment within the Company's matrix organizational structure. Comparative results for the years ended December 31, 2020 and 2019 have been adjusted to reflect this modification. Additionally, product and service offering category names were revised as follows: Services & software solutions changed to Service & spares and I.T. edge & infrastructure changed to Integrated rack solutions. There was no change in the description of the Critical infrastructure & solutions offering.
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

Disaggregation of Revenues
The following table disaggregates our revenue by product and service offering and timing of transfer of control:

	Year Ended December 31, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions(1)	$1,189.6	$971.7	$739.1	$2,900.4
Services & spares	705.1	421.5	312.1	1,438.7
Integrated rack solutions	292.7	215.8	150.5	659.0
Total	$2,187.4	$1,609.0	$1,201.7	$4,998.1

Timing of revenue recognition:
Products and services transferred at a point in time	$1,514.6	$1,304.3	$1,019.5	$3,838.4
Products and services transferred over time	672.8	304.7	182.2	1,159.7
Total	$2,187.4	$1,609.0	$1,201.7	$4,998.1
(1)    For the year ended December 31, 2021, E&I sales from November 1, 2021 to December 31, 2021 of $21.7 and $45.7 are included in Americas; and Europe, Middle East & Africa reportable segments, respectively.

	Year Ended December 31, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$1,074.2	$830.7	$529.7	$2,434.6
Services & spares	662.6	366.3	288.2	1,317.1
Integrated rack solutions	303.8	171.4	143.7	618.9
Total	$2,040.6	$1,368.4	$961.6	$4,370.6

Timing of revenue recognition:
Products and services transferred at a point in time	$1,418.9	$1,078.5	$751.9	$3,249.3
Products and services transferred over time	621.7	289.9	209.7	1,121.3
Total	$2,040.6	$1,368.4	$961.6	$4,370.6
(1)Comparative results for Critical infrastructure & solutions, Services & spares and Integrated rack solutions for the year ended December 31, 2020 have been adjusted by $(23.1), $(7.7), and $30.8, respectively, to reflect the strategic realignment described above.

	Year Ended December 31, 2019
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$1,225.6	$755.5	$486.4	$2,467.5
Services & spares	689.8	361.1	287.2	1,338.1
Integrated rack solutions	313.7	161.4	150.5	625.6
Total	$2,229.1	$1,278.0	$924.1	$4,431.2

Timing of revenue recognition:
Products and services transferred at a point in time	$1,592.4	$1,007.1	$748.9	$3,348.4
Products and services transferred over time	636.7	270.9	175.2	1,082.8
Total	$2,229.1	$1,278.0	$924.1	$4,431.2

The opening and closing balances of our current and long-term contract liabilities and current and long-term deferred revenue are as follows:

	Balances at December 31, 2021	Balances at December 31, 2020
Deferred revenue - current (1)	$238.9	$199.6
Deferred revenue - noncurrent (2)	59.9	38.8
Other contract liabilities - current (1)	52.1	36.1
(1) Current deferred revenue and contract liabilities are included within accrued expenses.
(2) Noncurrent deferred revenue is recorded within other long-term liabilities.
Noncurrent deferred revenue consists primarily of maintenance, extended warranty and other service contracts. We expect to recognize revenue of $37.2, $12.6 and $10.1 in the years ending December 31, 2023, 2024, and thereafter, respectively.
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
During 2020, Vertiv approved a multi-year restructuring program to align our cost structure to support our margin expansion targets. The program includes workforce reductions and footprint optimization across all segments. Restructuring charges expected to be recognized estimated approximately $95.0 for the entire program.
The change in liability for the restructuring costs for the year ended December 31, 2021 follows:

	December 31, 2020	Paid/Utilized	Expense	December 31, 2021
Severance and benefits	$68.9	$(31.8)	$(3.3)	$33.8
Plant closing and other	0.4	(4.9)	4.7	0.2
Total	$69.3	$(36.7)	$1.4	$34.0
The change in the liability for restructuring costs for the year ended December 31, 2020 follows:

	December 31, 2019	Paid/ Utilized	Expense	December 31, 2020
Severance and benefits	$21.6	$(23.2)	$70.5	$68.9
Plant closing and other	0.6	(3.6)	3.4	0.4
Total	$22.2	$(26.8)	$73.9	$69.3
The change in the liability for restructuring costs for the year ended December 31, 2019 follows:

	December 31, 2018	Paid/ Utilized	Expense	December 31, 2019
Severance and benefits	$24.6	$(21.6)	$18.6	$21.6
Plant closing and other	1.2	(2.7)	2.1	0.6
Total	$25.8	$(24.3)	$20.7	$22.2
Restructuring expense by business segment follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Americas	$4.0	$15.5	$5.3
Asia Pacific	3.1	10.4	3.9
Europe, Middle East & Africa(1)	(7.1)	42.7	11.1
Corporate	1.4	5.3	0.4
Total	$1.4	$73.9	$20.7
(1)     During 2021, a previously recorded restructuring reserve was relieved due to the sale of a heavy industrial UPS business, refer to "Note 5 - Goodwill and Other Intangibles" for more information.

(5) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by segment follows:

	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Balance, December 31, 2019	$371.5	$50.3	$184.0	$605.8
Foreign currency translation and other	(12.3)	0.3	13.4	1.4
Balance, December 31, 2020	$359.2	$50.6	$197.4	$607.2
Acquisition of E&I(1)	$273.4	$—	$474.8	$748.2
Foreign currency translation and other	(0.6)	0.3	(16.3)	(16.6)
Impairment(2)	—	—	(8.7)	(8.7)
Balance, December 31, 2021	$632.0	$50.9	$647.2	$1,330.1
(1)    For more information on the Acquisition of E&I, refer to "Note 2 - Acquisition".
(2)    Impairment is related the sale of a heavy industrial UPS business, see additional details below.

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

As of December 31, 2021	Gross	Accumulated Amortization	Net
Customer relationships	$1,824.8	$(453.7)	$1,371.1
Developed technology	508.1	(177.0)	331.1
Capitalized software	95.5	(53.7)	41.8
Trademarks	90.6	(24.3)	66.3
Backlog	39.6	(6.9)	32.7
Total finite-lived identifiable intangible assets	$2,558.6	$(715.6)	$1,843.0
Indefinite-lived trademarks	295.2	—	295.2
Total intangible assets	$2,853.8	$(715.6)	$2,138.2

As of December 31, 2020	Gross	Accumulated Amortization	Net
Customer relationships	$1,114.3	$(362.5)	$751.8
Developed technology	330.0	(144.8)	185.2
Capitalized software	94.2	(44.3)	49.9
Trademarks	39.0	(19.3)	19.7
Total finite-lived identifiable intangible assets	$1,577.5	$(570.9)	$1,006.6
Indefinite-lived trademarks	295.9	—	295.9
Total intangible assets	$1,873.4	$(570.9)	$1,302.5
Total intangible asset amortization expense for the years ended December 31, 2021, 2020 and 2019, was $157.9, $142.8, $145.8, respectively.

Based on intangible asset balances as of December 31, 2021, expected amortization expense is as follows:

2022	2023	2024	2025	2026
$236.4	$198.6	$198.5	$198.5	$188.9
In October 2021, the Company entered into an agreement for approximately 20.0 EUR ($21.7 USD) in cash proceeds for the sale of a heavy industrial UPS business within the Europe, Middle East & Africa segment. As a result of the disposition, the Company adjusted the business to the current fair value, less expected costs to sell, and recorded an $8.7 impairment in "Asset impairment" in the Consolidated Statements of Earnings (Loss). On December 21, 2021, the sale of the heavy industrial UPS business was finalized, which resulted in no additional impairment.
During the year ended December 31, 2020, management changed its strategy on the ERP platform that was being implemented in the Americas segment. As a result, the Company recognized a write-off of approximately $12.3, consisting primarily of capitalized software costs, which is recorded as a corporate expense, within "Asset Impairments" in the Consolidated Statement of Earnings (Loss).
During the year ended December 31, 2020, in connection with the restructuring program, management determined a certain product line in the Americas segment to be non-core to the business. As a result, the Company recognized an impairment charge of $8.7, consisting primarily of developed technology and trademarks, which is recorded in "Asset Impairments" in the Consolidated Statement of Earnings (Loss).
The Company considered the overall macroeconomic conditions and the uncertainty surrounding the global economy and performed a quantitative impairment test for all of its reporting units with goodwill during the fourth quarter of 2021. The discounted cash flow approach, the comparable public company approach and the comparable acquisition approach were used to estimate the fair value of each reporting unit using a weighting of 40%, 40% and 20%, respectively. The discounted cash flow model requires several assumptions including future sales growth, earnings before interest, taxes, depreciation, and amortization (or "EBITDA") margins, capital expenditures, a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the years forecasted by the reporting units) for each reporting unit. The comparable public company and comparable acquisition approaches require several assumptions including EBITDA multiples for comparable companies and transactions that operate in the same markets as the Company’s reporting units. The estimated fair value of all reporting units was in excess of its respective carrying value, which resulted in a conclusion that no impairment existed as of December 31, 2021.
The continued uncertainty surrounding the global economy due to the COVID-19 pandemic increases the likelihood that adverse changes in key assumptions used to determine the fair value of reporting units like sales estimates, cost factors, discount rates and stock price could result in interim quantitative goodwill impairment tests and non-cash goodwill impairments in future periods.
Additionally, as part of the annual impairment evaluation the Company also performed a quantitative impairment test for indefinite-lived tradename intangible assets and concluded that it was not more likely than not the fair value of such tradename assets was below their carrying values. However, uncertainty surrounding the impact of the COVID-19 pandemic increases the likelihood that adverse changes in key assumptions used to determine the fair value of indefinite-lived intangibles like sales estimates or discount rates could result in interim quantitative tradename impairments tests and non-cash tradename impairments in future periods. Additionally, uncertainty around the current macroeconomic environment could result in changes to the Company’s marketing and branding strategy which also could impact the carrying value or estimated useful lives of the Company’s tradenames.
(6) DEBT

Long-term debt consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Term Loan due 2027 at 2.84% and 3.15% at December 31, 2021 and 2020, respectively	$2,161.7	$2,183.5
Senior Secured Notes due 2028 at 4.125% at December 31, 2021	850.0	—
Unamortized discount and issuance costs	(39.4)	(31.0)
	2,972.3	2,152.5
Less: Current Portion	(21.8)	(22.0)
Total long-term debt, net of current portion	$2,950.5	$2,130.5

Contractual maturities of the Company’s debt obligations as of December 31, 2021 are shown below:

2022	$21.8
2023	21.8
2024	21.8
2025	21.8
2026	21.8
Thereafter	2,902.7
Total	$3,011.7
Senior Secured Notes due 2028
On October 22, 2021, Vertiv Group Corporation (the “Issuer”), completed its offering (the “Offering”) of $850.0 aggregate principal amount of its Senior Secured Notes due 2028 in a private placement at par. The Notes bear interest at 4.125% per annum and mature on November 15, 2028. The Company incurred $13.8 of debt issuance costs that were capitalized as part of the Notes.

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
Pursuant to the Term Loan Amendment, among other modifications, the interest rate margin for the Borrower’s outstanding term loans under the Credit Agreement was reduced by 0.25%, to 2.75% in respect of term loans bearing interest based on the LIBOR rate and to 1.75% in respect of term loans bearing interest based on a base rate defined in the Credit Agreement. The Company recognized a loss on the extinguishment of debt of $0.4 related to the Amendment for the year ended December 31, 2021.
The maturity date for such term loans remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged.
Prior Term Loan Repayment
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
The Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the initial principal amount, which amortization payments commenced on June 30, 2020. The interest rate applicable to the Term Loan is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of Citibank, N.A. on such day, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal funds and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus 2.00% or (b) one-, two-, three- or six-month LIBOR or, if agreed by all Term Lenders, 12-month LIBOR or, if agreed to by the Term Agent, any shorter period (selected at the option of the Borrower), plus 3.00%. Additionally, concurrent with entering into the Term Loan Credit Agreement, Vertiv Group entered into interest rate swap agreements with an initial notional amount of $1,200.0, which will reduce to $1,000.0 in 2021 and remain at $1,000.0 until the maturity of the Term Loan Credit Agreement in 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. The borrowing rate of the Term Loan as of December 31, 2021 and 2020 was 2.84% and 3.15%, respectively.
On March 10, 2021, the interest rate margin decreased to 2.75% in respect of term loans bearing interest based on the LIBOR rate and to 1.75% in respect of term loans bearing interest based on a base rate defined in the Credit Agreement for the Term Loan due 2027 as mentioned above.
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
At December 31, 2021, Vertiv Group and the Co-Borrowers had $435.6 of availability under the ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $19.4, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At December 31, 2021 and 2020, there were no borrowings outstanding under the ABL Revolving Credit Facility.
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
(7) LEASES
The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 20 years, some of which have renewal and termination options. Termination options are exercisable at the Company's option. The lease terms used to recognize right-of-use assets and lease liabilities include periods covered by options to extend the lease where the Company is reasonably certain to exercise that option and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option. The majority of our leases are operating leases. Finance leases are immaterial to our consolidated financial statements.
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
Operating lease expense is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	$56.3	$53.3
Short-term and variable lease cost	23.0	25.3
Total lease cost	$79.3	$78.6
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$55.6	$53.3
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$66.5	$65.1
Supplemental balance sheet information(1) related to operating leases is as follows:

	Financial statement line item	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	Other assets	$152.9	$145.8

Operating lease liabilities	Accrued expenses and other liabilities	$42.1	$42.3
Operating lease liabilities	Other long-term liabilities	113.6	107.3
Total lease liabilities		$155.7	$149.6
(1)     For the year ended December 31, 2021, $2.0, $0.6, and $1.4 of operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities, respectively, associated with the Company's acquisition of E&I.

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term	5.5 years	4.5 years
Weighted Average Discount Rate	5.2%	5.8%
Maturities of lease liabilities at December 31, 2021 are as follows:

December 31, 2021
Operating Leases
2022	$50.5
2023	41.5
2024	30.0
2025	18.7
2026	10.3
Thereafter	32.3
Total Lease Payments	183.3
Less: Imputed Interest	(27.6)
Present value of lease liabilities	$155.7
(8) PENSION PLANS
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

Net periodic pension expense and projected benefit obligations for the Company's U.S defined benefit plans are not material for disclosure. Total defined contribution plan expense for the Company's U.S plans was $11.9, $7.3, and $13.5 for the years ended December 31, 2021, 2020, and 2019, respectively.
Retirement plan expense for our Non-U.S. plans includes the following components:

	Non-U.S. Plans
	December 31, 2021	December 31, 2020	December 31, 2019
Company defined benefit plans:
Service cost	$3.5	$3.1	$2.4
Interest cost	2.0	2.1	2.4
Expected return on plan assets	(0.8)	(0.8)	(0.9)
Net amortization	0.6	0.4	—
Net periodic pension expense	5.3	4.8	3.9
Curtailment	(1.9)	—	—
Settlement	(0.1)	—	—
Defined contribution plans	3.5	2.1	2.8
Total	$6.8	$6.9	$6.7
Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for our Non-U.S. defined benefit pension plans follow:

	Non-U.S. Plans
	December 31, 2021	December 31, 2020
Projected benefit obligation, beginning	$103.5	$90.6
Service cost	3.5	3.1
Interest cost	2.0	2.1
Actuarial (gain) loss	(6.3)	3.5
Benefits paid	(2.6)	(2.8)
Participant contributions	0.3	0.3
Settlements	(2.2)	(0.5)
Curtailment	(2.5)	—
Plan Amendments	(0.4)	—
Acquisition/Divestiture	(1.3)	—
Foreign currency translation and other	(6.6)	7.2
Projected benefit obligation, ending	$87.4	$103.5
Fair value of plan assets, beginning	15.5	14.9
Actual return on plan assets	0.7	1.2
Employer contributions	2.6	2.6
Participants' contributions	0.3	0.3
Benefits paid	(2.6)	(2.7)
Settlements	(2.2)	(0.5)
Foreign currency translation and other	(0.5)	(0.3)
Fair value of plan assets, ending	$13.8	$15.5
Net amount recognized in the balance sheet	$(73.6)	$(88.0)
Amounts recognized in the balance sheet:
Noncurrent asset	$0.1	$0.4
Current liability	(2.9)	(2.3)
Noncurrent liability	(70.8)	(86.1)
Net amount recognized in the balance sheet	$(73.6)	$(88.0)
Pretax accumulated other comprehensive (income) loss	$10.3	$19.1
As of December 31, 2021, U.S. plans were underfunded by $0.8 and non-U.S. plans were underfunded by $73.6. The U.S. funded status includes unfunded plans totaling $0.8 and the non-U.S. status includes unfunded plans totaling $73.7.    There are an insignificant amount of overfunded non-U.S. plans.

As of the plans' December 31, 2021 and 2020 respective measurement dates, the total accumulated benefit obligation was $77.5 and $92.4, respectively. Also, as of the respective measurement dates, the total projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 31, 2021	December 31, 2020
Projected benefit obligation	$71.3	$96.8
Accumulated benefit obligation	64.0	87.1
Fair value of plan assets	—	9.6
Future expected benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans
2022	$0.1	$3.6
2023	0.1	3.5
2024	0.1	3.7
2025	0.1	3.8
2026	0.1	4.1
2027 through 2031	0.2	28.2
Total future expected benefit payments	$0.7	$46.9
The Company expects to contribute approximately $0.3 to its retirement plans in 2022. Company defined benefit pension plan expense for 2022 is expected to be approximately $5.6, versus $5.4 in 2021.
The weighted-average assumptions used in the valuation of pension benefits are as follows:

	U.S. Plans		Non-U.S. Plans
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net pension expense
Discount rate	2.15%	2.95%	2.04%	2.51%
Expected return on plan assets	—%	—%	5.23%	6.10%
Rate of compensation increase	—%	—%	3.41%	3.46%
Benefit obligations
Discount rate	2.40%	2.15%	2.96%	2.04%
Rate of compensation increase	—%	—%	3.83%	3.41%
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
The Company's Non-U.S. Plan asset allocations at December 31, 2021 and 2020 follow:

	Non-U.S. Plans
	December 31, 2021	December 31, 2020
Equity securities	21%	23%
Debt securities	35%	33%
Insurance arrangements	3%	3%
Cash	2%	3%
Other	39%	38%
Total	100%	100%
The Company did not have any U.S Plan assets at December 31, 2021 or 2020.
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
The fair values of defined benefit plan assets, organized by asset class and by the fair value hierarchy of ASC 820 as outlined in "Note 1 - Summary of Significant Accounting Policies" follow:

	Level 1	Level 2	Level 3	Total	Percentage
December 31, 2021
Equity securities	$2.9	$—	$—	$2.9	21%
Debt securities	2.0	2.8	—	4.8	35%
Insurance arrangements	—	—	0.4	0.4	3%
Cash	0.3	—	—	0.3	2%
Other	—	2.8	2.6	5.4	39%
Total	$5.2	$5.6	$3.0	$13.8	100%
December 31, 2020
Equity securities	$3.5	$—	$—	$3.5	23%
Debt securities	2.2	3.0	—	5.2	33%
Insurance arrangements	—	—	0.4	0.4	3%
Cash	0.4	—	—	0.4	3%
Other	—	3.5	2.5	6.0	38%
Total	$6.1	$6.5	$2.9	$15.5	100%
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
Details of the changes in value for Level 3 assets are as follows:

	2021	2020
Level 3, beginning balance January 1,	$2.9	$2.8
Gains (losses) on assets held	(0.1)	0.1
Purchases, sales and settlements, net	0.2	—
Level 3, ending balance December 31,	$3.0	$2.9

(9) INCOME TAXES
The effective tax rate for continuing operations was 28.0%, (28.6)%, and (35.0)%, for the years ended December 31, 2021, 2020, and 2019, respectively. The effective rate in the each period was primarily influenced by the mix of income between our U.S. and non-U.S. operations, favorable tax rates and incentives in non-U.S. jurisdictions, taxes accrued on unremitted earnings, withholding taxes on cross-border payments, changes in valuation allowance for U.S. federal and state purposes, the GILTI provisions of the Tax Cuts and Jobs Act (“the Act”), the change in fair value of warrant liabilities, and additional reserves for uncertain tax positions.
The global intangible low-taxed income ("GILTI") provisions of the Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.
Earnings (loss) before income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2021	2020	2019
United States	$(72.7)	$(373.2)	$(201.1)
Non-U.S. (1)	238.9	118.6	96.8
Total earnings (loss) before income taxes	$166.2	$(254.6)	$(104.3)
(1)Certain of the Company's Non-U.S. entities generate significant losses for which a valuation allowance is provided for and accordingly do not create a tax benefit.
The principal components of income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$2.3	$0.1	$—
State and local	9.7	0.6	(1.4)
Non-U.S.	104.4	73.4	51
Deferred:
Federal	(25)	2.3	(0.4)
State and local	(4.7)	2.9	(1.8)
Non-U.S.	(40.1)	(6.6)	(10.9)
Income tax expense (benefit)	$46.6	$72.7	$36.5
Reconciliation of U.S. federal statutory taxes to the Company’s total income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2021	2020	2019
Taxes at U.S. statutory rate (21%)	$34.9	$(53.5)	$(21.9)
State and local taxes, net of federal tax benefit	4.5	(4.9)	(4.0)
Non-U.S. rate differential	29.5	4.6	4.3
Non-U.S. tax holidays and incentives	(12.1)	(9.2)	(4.6)
Uncertain tax positions	33.7	16.4	16.0
U.S. tax impact of non-U.S. operations	(21.1)	12.8	12.0
Change in valuation allowances	(24.0)	82.1	17.0
Taxes on undistributed foreign earnings and withholding/ dividend taxes	14.2	9.8	8.5
Foreign derived intangible income	(15.9)	—	—
R&D deduction/ credit	(11.8)	(7.9)	(2.2)
Impact of non-tax litigation and other settlements	(8.5)	—	—
Change in fair value of warrant liabilities	13.0	30.2	—
Other permanent differences	8.1	4.9	6.7
Impact of rate changes in non-U.S. jurisdictions	(9.2)	(2.6)	4.8
Impact of transaction costs	6.0	(4.8)	—
Other (1)	5.3	(5.2)	(0.1)
Total income tax expense (benefit)	$46.6	$72.7	$36.5
(1)Represents several adjustments, none of which are significant for separate disclosure.

The Company has tax holiday agreements in place in China, which are scheduled to expire in 2022. It is the Company's intention to reapply for these holidays as they expire. We anticipate that we will continue to qualify for these holidays, but we will assess based on business conditions at the time of renewal.
As of December 31, 2021 and 2020 the Company has recognized $39.1 and $38.0, respectively, of deferred income tax liabilities for non-U.S. income taxes and foreign withholding taxes on outside basis differences for certain foreign subsidiaries with earnings that are not indefinitely reinvested. Certain earnings of foreign affiliates continue to be indefinitely reinvested, but determining the impact was not practicable due to interaction with other tax laws and regulations in the year of inclusion.
The principal items that gave rise to deferred income tax assets and liabilities follow:

	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating losses and capital losses	$128.9	$156.0
Accrued liabilities	37.6	44.9
Employee compensation and benefits	11.2	10.1
Pensions	11.6	14.8
Business interest deduction limitation	76.0	80.7
Inventory	23.9	21.8
R&D credit carryforward	7.1	8.8
Lease liability	17.7	13.7
Bad debts	4.8	7.5
Foreign tax credit carryforward	8.4	7.6
Debt issuance costs	—	4.8
Other	2.8	0.4
Total deferred tax assets, before valuation allowances	$330.0	$371.1
Valuation allowances	$(241.6)	$(282.6)
Deferred tax assets, net of valuation allowances	$88.4	$88.5
Deferred tax liabilities
Intangibles & Goodwill	(147.4)	(95.5)
Undistributed foreign earnings	(39.1)	(38.0)
Property, plant & equipment	(30.0)	(30.6)
Debt issuance costs	(4.7)	—
Lease Right of Use Asset	(16.8)	(12.1)
Other	(1.3)	(7.8)
Total deferred tax liabilities	$(239.3)	$(184.0)
Net deferred income tax liabilities	$(150.9)	$(95.5)
At December 31, 2021, the Company had federal net operating losses of $275.2, expiring at various times starting in 2036 with some losses having an unlimited carryforward period. At December 31, 2021, the gross amount of the Company’s state net operating losses was $783.7, expiring at various times between 2022 and 2041. At December 31, 2021, the Company had other federal tax credit carryforwards expiring between 2027 and 2041. At December 31, 2021, the Company had other state tax credit carryforwards expiring between 2029 and 2036.
The use of certain US tax attributes as of December 31, 2021 is subject to an annual limitation due to the change in ownership of our stock in February 2020 as described in "Note 1 - Summary of Significant Accounting Policies". At this time, the tax attributes subject to the annual limitation have a valuation allowance recorded against them and therefore this annual limitation will not have a material impact on the Company. There can be no assurance that trading in our shares will not affect another change in ownership under the Internal Revenue Code which could impose an additional limit on the use of our tax attributes.
At December 31, 2021, the Company’s foreign net operating losses that are available to offset future taxable income were $205.8. These foreign loss carryforwards will expire at various times beginning in 2022 with some losses having an unlimited carryforward period.
At December 31, 2021, the Company’s foreign capital loss carryforwards were $70.0. The majority of foreign capital loss carryforwards will expire in 2024 with the remaining having an unlimited carryforward period.

Pursuant to the terms of the separation, Emerson agreed to indemnify the Company for all U.S. federal, state or local income taxes, as well as non-U.S. income taxes, that are attributable to any period prior to the separation. An indemnification receivable of $10.0 has been recorded in noncurrent other assets for the uncertain tax positions related to periods prior to the separation. The impact on the Company’s tax expense for changes in uncertain tax positions for periods prior to the separation (discussed below) will be offset by the Emerson indemnification, resulting in no net effect on the Company’s net income.
Pursuant to the terms of the Acquisition, E&I agreed to indemnify the Company for certain non-U.S. income taxes, that are attributable to any period prior to the acquisition. An indemnification receivable of $3.5 has been recorded in noncurrent other assets for the uncertain tax positions related to periods prior to the acquisition. The impact on the Company’s tax expense for changes in uncertain tax positions for periods prior to the acquisition (discussed below) will be offset by the E&I indemnification, resulting in no net effect on the Company’s net income.
Following are changes in unrecognized tax benefits before considering recoverability of cross-jurisdictional tax credits (federal, state, and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next 12 months.

	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	$70.0	$52.6	$38.4
Additions for the current year tax positions	25.1	13.2	10.2
Additions for prior year tax positions	22.8	8.1	5.5
Reductions for prior year tax positions	(10.2)	(1.5)	(1.0)
Reductions for settlements with tax authorities	(8.5)	—	—
Reductions for expirations of statute of limitations	(0.6)	(2.4)	(0.5)
Ending balance	$98.6	$70.0	$52.6
The total amount of net unrecognized tax benefits that would affect income tax expense, if recognized in the Consolidated Financial Statements, is $84.5. In addition, an adjustment of $13.5 would result to other expense for reversal of the indemnification receivable. The Company accrues interest and penalties related to income taxes in income tax expense. As of December 31, 2021, 2020, and 2019, total accrued interest and penalties were $15.2, $12.4, and $7.1, respectively.
Eligible domestic subsidiaries file a consolidated U.S. Federal income tax return. Examinations by the U.S. Internal Revenue Service are complete through 2013. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates. As noted above, pursuant to the terms of the transactions, Emerson and E&I will indemnify the Company for certain tax assessments for periods prior to closing.
The change in the income tax valuation allowance is as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	$282.6	$205.7	$208.0
Additions (reductions) charged to expense	(24.0)	82.1	17.0
Reductions charged to other accounts	(17.0)	(5.2)	(19.3)
Ending balance	$241.6	$282.6	$205.7
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
During the year ended December 31, 2020, the Company recorded $5.5 of cash related to a true-up of merger consideration in connection with the business combination.

Transactions with Affiliates of Advisors
The Company also purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the year ended December 31, 2021, 2020, and 2019 purchases were $98.0, $64.3, and $65.0, respectively. For the year ended December 31, 2021 sales were $86.9. Accounts payable to affiliates of Advisors were $3.9 as of December 31, 2021. Accounts receivable from affiliates of Advisors were $42.9 as of December 31, 2021. There were an insignificant amount of sales, accounts receivable, and accounts payable in 2020 and 2019 with affiliates of Advisors.
Tax Receivable Agreement
On the Closing Date of the Business Combination, the Company entered into a Tax Receivable Agreement with Advisors. As of December 31, 2021, the Company signed an amended Tax Receivable Agreement. See "Note 12 — Financial Instruments and Risk Management" for additional information.
(11) OTHER FINANCIAL INFORMATION
Items reported in earnings include the following:

	Year Ended December 31,
	2021	2020	2019
Research and development expense	$266.4	$228.6	$229.4
Depreciation expense	69.1	60.3	57.1
Rent expense	76.6	78.6	81.4
Advertising expense	26.0	28.3	30.3
Items reported in accrued expenses and other liabilities include the following:

	December 31, 2021	December 31, 2020
Deferred revenue	$238.9	$199.6
Accrued payroll and other employee compensation	125.8	138.5
Litigation reserve (see Note 17)	—	96.6
Restructuring (see Note 4)	34.0	69.3
Operating lease liabilities (see Note 7)	42.1	42.3
Contract liabilities	52.1	36.1
Product warranty (see Note 1)	30.0	36.5
Tax Receivable Agreement (see Note 12)	100.0	—
Other	330.5	282.9
Total	$953.4	$901.8
(12) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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

	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2021
Assets:
Interest rate swaps	Other noncurrent assets	$16.1	$—	$16.1	$—
Total assets		$16.1	$—	$16.1	$—

Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$7.4	$—	$7.4	$—
Contingent consideration	Accrued expenses and other liabilities	3.7	—	—	3.7
Private warrants	Warrant liabilities	149.6	—	149.6	—
Total liabilities		$160.7	$—	$157.0	$3.7

	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2020
Liabilities:
Tax Receivable Agreement	Other long-term liabilities	$155.6	$—	$—	$155.6
Interest rate swaps	Accrued expenses and other liabilities	10.3	—	10.3	—
Interest rate swaps	Other long-term liabilities	22.5	—	22.5	—
Public warrants	Current portion of warrant liabilities	68.5	68.5	—	—
Private warrants	Warrant liabilities	87.7	—	87.7	—
Total liabilities		$344.6	$68.5	$120.5	$155.6
Tax Receivable Agreement — On the Closing Date of the Business Combination, the Company entered into the Tax Receivable Agreement, which generally provides for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings in U.S. federal, state, local and certain foreign taxes, that we actually realize (or are deemed to realize) in periods after the closing of the Business Combination as a result of (i) increases in the tax basis of certain intangible assets of Vertiv resulting from certain pre-Business Combination acquisitions, (ii) certain U.S. federal income tax credits for increasing research activities (so-called “R&D credits”) and (iii) tax deductions in respect of certain Business Combination expenses. We expect to retain the benefit of the remaining 35% of these cash tax savings.
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
The Tax Receivable Agreement provided for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings realized (or deemed realized) over a twelve-year period after the closing of the Business Combination as described above. In the twelfth year of the Tax Receivable Agreement, an additional payment will be made to the Vertiv Stockholder based on 65% of the remaining tax benefits that have not been realized. The timing of expected future payments under the Tax Receivable Agreement were dependent upon various factors, including the existing tax bases at the time of the Business Combination, the realization of tax benefits, and changes in tax laws. However, as the Company is obligated to settle the remaining tax benefits after 12 years, the Company had concluded that the liability should be measured at fair value. The fair value of the estimated liability on the closing date of $133.4 was included as an adjustment to additional paid in capital. Subsequent measurements were recorded in interest expense, net and accumulated other comprehensive income, as appropriate based on the passage of time, change in risk-free rate and implied credit spread. Cash flows of the Tax Receivable Agreement were discounted at an appropriate rate for the applicable duration of the instrument adjusted for our own credit spread. The fair value movement on the tax receivable agreement attributable to our own credit risk spread was recorded in other comprehensive income.
On December 31, 2021, the Company and the Vertiv Stockholder agreed to amend and supplement the prior Tax Receivable Agreement to replace the Company’s remaining payment obligations under the prior agreement with an obligation to pay $100 million in cash in two equal installments. The first installment payment will be due on or before June 15, 2022, and the second installment payment will be due on or before September 15, 2022. Upon receipt of the second installment payment, the agreement will terminate and the Company will not be required to make any further payments to the Vertiv Stockholder.
We recorded $4.5 and $21.3 of accretion expense in "Interest expense, net" for the years ended December 31, 2021 and 2020, respectively, in the Consolidated Statement of Earnings (Loss). An unrealized loss of $(3.2) and $(0.9) was recorded in "Accumulated other comprehensive income" in the Consolidated Balance Sheets, related to the change in fair value of the tax receivable liability for the years ended December 31, 2021 and 2020 , respectively. Upon execution of the amended Tax Receivable Agreement, the Company reversed $4.1 previously recorded in "Accumulated other comprehensive income", and recognized a gain of $59.2 for the difference between the amount accrued for this obligation in comparison to the amount at which the obligation will be settled.
Prior to entering into the amendment to the Tax Receivable Agreement, its value was determined using Level 3 inputs. The measurement was calculated using unobservable inputs based on the Company’s own assumptions including the timing and amount of future taxable income and realizability of tax attributes. When valuing the tax receivable liability at December 31, 2020, the Company utilized a discount rate of 3.4%. The discount rate was determined based on the risk-free rate and Vertiv's implied credit spread. The tax receivable liability at December 31, 2021 of $100.0 represents the agreed upon settlement value with the Vertiv Stockholder as detailed above.
Details of the changes in fair value for the Tax receivable agreement are as follows:

	2021	2020
Beginning fair value liability balance, January 1,	$155.6	$—
Tax receivable agreement, initially recorded	—	133.4
Change in fair value	7.7	22.2
Gain on Tax Receivable Agreement	(59.2)	—
Amounts previously recorded in accumulated other comprehensive income (loss)	(4.1)	—
Reclassification to accrued expenses and other liabilities	(100.0)	—
Ending fair value liability balance, December 31,	$—	$155.6
Contingent consideration — In conjunction with the E&I acquisition, there is $3.7 of contingent earnout related to their projected future results recorded in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. Changes in fair value will be included within ""Other operating expense (income)" on the Consolidated Statements of Earnings(Loss). Refer to "Note 2 - Acquisition" for more details.
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

The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2021 interest rate swap agreements designated as cash flow hedges effectively swapped an initial amount of $1,000.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The Company recognized $10.5 and $6.4 in earnings for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the Company expects that approximately $7.4 of pre-tax net losses on cash flow hedges will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Net investment hedge — During the year ended December 31, 2021, the Company designated certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges were $1.3 and are included in "Foreign currency translation" in the Consolidated Statement of Other comprehensive income (loss). As of December 31, 2021, approximately $193.2 of the Company's intercompany debt were designated to hedge investments in certain foreign subsidiaries and affiliates.
Public Warrants — The Public Warrants are traded in active markets, their value was derived using quoted market prices and are classified as Level 1 financial instruments.
Private Placement Warrants — The fair value of the Private Placement Warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. The significant assumptions which the Company used in the model are:

Private Placement Warrant valuation inputs	December 31, 2021	December 31, 2020
Stock price	$24.97	$18.67
Strike price	$11.50	$11.50
Remaining life	3.10	4.10
Volatility	34.2%	30.6%
Interest rate (1)	0.98%	0.27%
Dividend yield (2)	0.04%	0.05%
(1)    Interest rate determined from a constant maturity treasury yield
(2)    December 31, 2021 and 2020 dividend yield assumes $0.01 per share per annum.
Other fair value measurements
We determine the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,148.2	$2,161.7	$2,169.9	$2,183.5
Senior Secured Notes due 2028	853.2	850.0	—	—
(1)See "Note 6 — Debt" for additional information

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Year Ended December 31,
	2021	2020	2019
Foreign currency translation, beginning	$104.9	$32.9	$43.2
Other comprehensive income (loss)	(65.1)	72.0	(10.3)
Foreign currency translation, ending	39.8	104.9	32.9
Interest rate swaps, beginning	(32.8)	—	—
Unrealized gain (loss) deferred during the period(1)	41.5	(32.8)	—
Interest rate swaps, ending	8.7	(32.8)	—
Pension, beginning	(19.7)	(14.8)	(1.4)
Actuarial gain (loss), net of income taxes	6.8	(4.9)	(13.4)
Pension, ending	(12.9)	(19.7)	(14.8)
Tax receivable agreement, beginning	(0.9)	—	—
Unrealized gain (loss) during the period (2)	(3.2)	(0.9)	—
TRA settlement (3)	4.1	—	—
Tax receivable agreement, ending	—	(0.9)	—
Accumulated other comprehensive income (loss)	$35.6	$51.5	$18.1
(1)During the year ended December 31, 2021 and 2020, $10.5 and $6.4, respectively, was reclassified into earnings.
(2)The fair value movement on the Tax Receivable Agreement attributable to our own credit risk spread is recorded in other comprehensive (loss) income.
(3)See "Note 12 - Financial Instruments and Risk Management" for additional information.
(14) SEGMENT INFORMATION
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
The segment performance measure excludes corporate and other costs, as described herein. Intersegment selling prices approximate market prices. Summarized information about the Company’s results of operations by business segment and product and service offering follows:
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
Business Segments

	Year Ended December 31,
Sales	2021	2020	2019
Americas	$2,206.4	$2,055.1	$2,251.4
Asia Pacific	1,693.6	1,431.4	1,378.0
Europe, Middle East & Africa	1,267.4	1,009.7	976.0
	5,167.4	4,496.2	4,605.4
Eliminations	(169.3)	(125.6)	(174.2)
Total	$4,998.1	$4,370.6	$4,431.2

	Year Ended December 31,
Operating profit (loss) (1)	2021	2020	2019
Americas	$441.2	$497.0	$450.3
Asia Pacific	253.4	197.1	175.6
Europe, Middle East & Africa	217.6	105.5	76.6
Total reportable segments	912.2	799.6	702.5
Foreign currency gain (loss)	(3.2)	(26.0)	1.5
Corporate and other	(504.8)	(431.4)	(368.7)
Total corporate, other and eliminations	(508.0)	(457.4)	(367.2)
Amortization of intangibles	(144.3)	(128.7)	(129.2)
Operating profit (loss)	$259.9	$213.5	$206.1
(1)Beginning in the first quarter of 2021, operating profit (loss) is the primary income measure used for assessing segment performance and making operating decisions. Comparative results for the year ended December 31, 2020 and 2019 have been presented in conformity with the updated format.

Total Assets	December 31, 2021	December 31, 2020
Americas	$2,706.2	$2,165.8
Asia Pacific	1,345.4	1,289.1
Europe, Middle East & Africa	2,568.7	1,070.0
	6,620.3	4,524.9
Corporate and other	319.3	548.9
Total	$6,939.6	$5,073.8

	Year Ended December 31,
Intersegment sales	2021	2020	2019
Americas	$19.0	$14.5	$22.3
Asia Pacific	84.6	63.0	100.0
Europe, Middle East & Africa	65.7	48.1	51.9
Total	$169.3	$125.6	$174.2

	Year Ended December 31,
Depreciation and Amortization	2021	2020	2019
Americas	$114.7	$118.4	$122.2
Asia Pacific	41.0	35.5	35.4
Europe, Middle East & Africa	42.9	24.8	24.0
Corporate and other	28.4	24.4	21.3
Total	$227.0	$203.1	$202.9

	Year Ended December 31,
Capital Expenditures	2021	2020	2019
Americas	$28.7	$15.0	$23.5
Asia Pacific	20.5	13.8	11.3
Europe, Middle East & Africa	18.3	12.4	10.0
Corporate and other	5.9	3.2	2.8
Total	$73.4	$44.4	$47.6

	Year Ended December 31,
Sales by Destination	2021	2020	2019
United States and Canada	$1,975.4	$1,858.1	$2,017.4
Europe	1,014.6	777.0	763.9
Asia	1,556.9	1,366.1	1,285.6
Latin America	264.0	180.6	213.0
Middle East/Africa	187.2	188.8	151.3
Total	$4,998.1	$4,370.6	$4,431.2
Sales in the U.S. were $1,874.9, $1,762.4, and $1,892.4 for the years ended December 31, 2021, 2020, and 2019, respectively, while sales in China were $862.7, $778.5, and $669.2, respectively.
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
A summary of the weighted average assumptions used in determining the fair value of stock options follows:

	Year Ended December 31,
	2021	2020
Expected volatility	30.47%	27.00%
Expected option life in years	6.25	6.25
Expected dividend yield	0.08%	0.08%
Risk-free interest rate	0.86%	1.17%
Weighted-average fair value of stock options	$6.53	$3.82
A summary of the 2021 stock option activity follows:

	Options	Weighted-average exercise price per option	Weighted-average remaining contractual life in years	Aggregate intrinsic value (1)
Outstanding at January 1, 2021	7,113,029	$11.91
Granted	2,460,515	20.89
Exercised	(387,000)	11.56
Forfeited and canceled	(823,828)	11.99
Outstanding at December 31, 2021	8,362,716	$14.56	8.38	$87.1
Exercisable at December 31, 2021	1,370,239	$12.07	7.73	$17.7
(1)The aggregate intrinsic value in the table above represents the difference between the Company's stock price on the last trading day of 2021 and the exercise price of each in-the-money option on the last day of the period presented.
For the years ended December 31, 2021 and 2020, respectively, total compensation expense relating to stock options was $9.3 and $5.6. As of December 31, 2021, there was $25.3 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 2.53 years.
Restricted stock units
RSUs have been issued to certain employees and directors as of December 31, 2021 and entitle the holder to receive one common share for each RSU upon vesting. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, generally over seven years. A summary of the 2021 RSU activity follows:

	Restricted stock units	Weighted-average fair value per unit
Outstanding at January 1, 2021	4,043,346	$12.17
Granted	775,409	22.70
Vested	(943,158)	12.01
Forfeited and canceled	(218,208)	10.37
Outstanding at December 31, 2021	3,657,389	14.54
For the year ended December 31, 2021 and 2020, respectively, total compensation expense relating to RSUs was $13.9 and $7.4. As of December 31, 2021, there was $43.3 of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 3.30 years.

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
The details of the earnings per share calculations for the years ended December 31, 2021, 2020, and 2019 are as follows (in millions, except per share and per share amounts):

	Year Ended December 31,
	2021	2020(1)	2019
Net income (loss)	$119.6	$(327.3)	$(140.8)

Weighted-average number of common shares outstanding - basic	355,544,632	307,076,397	118,261,955
Dilutive effect of equity-based compensation and warrants	4,595,691	—	—
Weighted-average number of common shares outstanding - diluted	360,140,323	307,076,397	118,261,955

Net income per share
Basic	$0.34	$(1.07)	$(1.19)
Diluted	0.33	(1.07)	(1.19)
(1)The Business Combination was accounted for as a reverse capitalization in accordance with U.S. GAAP. See "Description of the Business" in "Note 1 - Summary of Significant Accounting Policies." Accordingly, weighted-average shares outstanding for purposes of the earnings per share calculation have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (1.0 Vertiv Holdings share to 118.261955 Vertiv Holdings Co shares).

The dilutive effect of stock awards was 4.6 million for the year ended December 31, 2021. Additional stock awards and warrants were also outstanding during the year ended December 31, 2021, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive stock awards and warrants represented 2.3 million and 5.7 million shares for the year ended December 31, 2021, respectively.
The dilutive effect of stock awards was zero for the year ended December 31, 2020. Additional stock awards and warrants were also outstanding during the year ended December 31, 2020, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive stock awards and warrants represented 6.7 million and 25 million shares for the year ended December 31, 2020, respectively.
In December of 2020, the Company announced its plans to redeem for cash all of its outstanding Public Warrants to purchase shares of Vertiv's Class A common shares. During 2020, $156.5 of cash was generated from the exercise of 13.6 million Public Warrants.
In January of 2021, 9.3 million Public Warrants were exercised which generated cash proceeds of $107.5 in connection with Vertiv's notice of redemption to redeem for cash all of its outstanding Public Warrants to purchase shares of Class A common stock. Public Warrants that remained exercised at 5 p.m. New York City time on January 18, 2021 were no longer exercisable, and the registered holders of such unexercised Public Warrants are entitled to receive the redemption price of $0.01 per Warrant.
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
On August 30, 2021, the appellate court entered a judgment that the district court erred in its prior rulings and vacated the district court's judgment and post-verdict orders on appeal and remanded the case back to the district court for a new trial; and further vacated orders related to attorneys' and expert witness' fees. As a result of the appellate court’s ruling, the Company reversed the prior accrual of $96.2 in accrued expenses for the full amount of the judgment, and reversed the associated indemnification receivable. On September 27, 2021 Bladeroom filed a petition requesting a rehearing en banc with the 9th Circuit denying Bladeroom's petition for hearing on December 21, 2021.
On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling shareholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling shareholders. On September 6, 2019, the selling shareholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration due to them. The selling shareholders assert that the applicable 2018 operating results were exceeded and that Vertiv owes $34.5 in earn-out, the highest amount of earn-out possible under the agreement. As of December 31, 2020, the Company had accrued $2.8 in accrued expenses. On December 21, 2021, the parties agreed to a settlement term sheet, which includes, among other terms, the following: the Company agrees to pay $21.5 to the selling shareholders of Energy Labs; a full and complete waiver, release and discharge of all claims and liabilities; and a dismissal of the pending lawsuit. The parties executed a Settlement Agreement on December 30, 2021 consistent with the aforementioned terms. For the year ended December 31, 2021, $18.7 of litigation settlement was recorded in "Selling, general and administrative expenses" on the Consolidated Statement of Earnings (Loss).
On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with, the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. On December 31, 2021, the parties entered into a settlement agreement on ordinary and customary terms, settling all of the disputes between them.
At December 31, 2021, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated financial statements, nor were there any material commitments outside the normal course of business other than those described above.