Form 10-Q
period 2022-03-31
Vertiv Holdings Co
filed 2022-05-02
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2022

or

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
Yes ☐ No ☒
As of April 29, 2022, there were 376,686,144 shares of our Class A common stock, par value $0.0001, issued and outstanding.

Part I. Financial Information

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net sales
Net sales - products	$849.4	$803.7
Net sales - services	307.0	294.7
Net sales	1,156.4	1,098.4
Costs and expenses
Cost of sales - products	655.8	563.6
Cost of sales - services	197.0	176.8
Cost of sales	852.8	740.4
Operating expenses
Selling, general and administrative expenses	292.2	250.1
Amortization of intangibles	57.7	31.8
Restructuring costs	0.8	2.0
Foreign currency (gain) loss, net	(1.3)	(6.9)
Other operating expense (income)	(0.6)	1.2
Operating profit (loss)	(45.2)	79.8
Interest expense, net	29.3	24.1
Loss on extinguishment of debt	—	0.4
Change in fair value of warrant liabilities	(94.9)	13.6
Income (loss) before income taxes	20.4	41.7
Income tax expense	11.9	10.0
Net income (loss)	$8.5	$31.7

Earnings (loss) per share:
Basic	$0.02	$0.09
Diluted	$(0.23)	$0.09
Weighted-average shares outstanding:
Basic	375,972,294	349,603,701
Diluted	379,692,729	353,448,585

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net income (loss)	$8.5	$31.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	(36.3)	(36.1)
Interest rate swaps	54.2	33.9
Tax receivable agreement	—	4.1
Pension	0.1	(0.8)
Other comprehensive income (loss), net of tax	18.0	1.1
Comprehensive income (loss)	$26.5	$32.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$288.5	$439.1
Accounts receivable, less allowances of $15.2 and $14.1, respectively	1,534.3	1,536.4
Inventories	774.5	616.3
Other current assets	126.7	106.8
Total current assets	2,724.0	2,698.6
Property, plant and equipment, net	485.3	489.3
Other assets:
Goodwill	1,317.7	1,330.1
Other intangible assets, net	2,055.2	2,138.2
Deferred income taxes	51.7	47.9
Other	277.1	235.5
Total other assets	3,701.7	3,751.7
Total assets	$6,911.0	$6,939.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$21.8
Accounts payable	887.5	858.5
Accrued expenses and other liabilities	972.3	953.4
Income taxes	22.2	21.1
Total current liabilities	1,903.8	1,854.8
Long-term debt, net	2,946.3	2,950.5
Deferred income taxes	194.7	198.8
Warrant liabilities	54.7	149.6
Other long-term liabilities	357.4	368.2
Total liabilities	5,456.9	5,521.9
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 375,991,964 and 375,801,857 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,607.4	2,597.5
Accumulated deficit	(1,206.9)	(1,215.4)
Accumulated other comprehensive (loss) income	53.6	35.6
Total equity	1,454.1	1,417.7
Total liabilities and equity	$6,911.0	$6,939.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash flows from operating activities:
Net income (loss)	$8.5	$31.7
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	17.9	16.9
Amortization	61.3	35.3
Deferred income taxes	(4.6)	(7.5)
Amortization of debt discount and issuance costs	2.3	1.8
Loss on extinguishment of debt	—	0.4
Change in fair value of warrant liabilities	(94.9)	13.6
Changes in operating working capital	(116.1)	(44.6)
Stock based compensation	6.6	5.6
Payment of contingent consideration	(8.7)	—
Changes in tax receivable agreement	—	1.8
Other	(4.5)	5.7
Net cash provided by (used for) operating activities	(132.2)	60.7
Cash flows from investing activities:
Capital expenditures	(15.1)	(16.8)
Investments in capitalized software	(3.1)	(1.1)
Net cash used for investing activities	(18.2)	(17.9)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	75.8	—
Repayments of ABL revolving credit facility and short-term borrowings	(60.0)	—
Repayment of long-term debt	(5.5)	(5.5)
Proceeds from the exercise of warrants	—	107.5
Payment of contingent consideration	(12.8)	—
Exercise of employee stock options	1.0	0.9
Net cash provided by (used for) financing activities	(1.5)	102.9
Effect of exchange rate changes on cash and cash equivalents	1.3	(3.1)
Increase (decrease) in cash, cash equivalents and restricted cash	(150.6)	142.6
Beginning cash, cash equivalents and restricted cash	447.1	542.6
Ending cash, cash equivalents and restricted cash	$296.5	$685.2
Changes in operating working capital
Accounts receivable	$(4.8)	$47.1
Inventories	(160.4)	(68.4)
Other current assets	(14.5)	(5.3)
Accounts payable	33.0	20.7
Accrued expenses and other liabilities	30.5	(41.5)
Income taxes	0.1	2.8
Total changes in operating working capital	$(116.1)	$(44.6)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	342,024,612	—	1,791.8	(1,331.2)	51.5	512.1
Net income (loss)	—	—	—	31.7	—	31.7
Exercise of employee stock options	76,047	—	0.9	—	—	0.9
Employee 401K match with Vertiv stock	69,309	—	1.3	—	—	1.3
Exercise of warrants (1)	9,346,822	—	176.0	—	—	176.0
Stock-based compensation	—	—	5.6	—	—	5.6
Other comprehensive income (loss), net of tax	—	—	—	—	1.1	1.1
Balance at March 31, 2021	351,516,790	$—	$1,975.6	$(1,299.5)	$52.6	$728.7

Balance at December 31, 2021	375,801,857	$—	$2,597.5	$(1,215.4)	$35.6	$1,417.7
Net income (loss)	—	—	—	8.5	—	8.5
Exercise of employee stock options	89,566	—	1.0	—	—	1.0
Stock-based compensation	—	—	6.6	—	—	6.6
Employee 401K match with Vertiv stock	100,541	—	2.3	—	—	2.3
Other comprehensive income (loss), net of tax	—	—	—	—	18.0	18.0
Balance at March 31, 2022	375,991,964	$—	$2,607.4	$(1,206.9)	$53.6	$1,454.1
(1)The exercise of warrants includes $107.5 of cash received during the three months ended March 31, 2021 for the exercise of Public Warrants.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Vertiv Holdings Co
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except as otherwise specified and per share amounts)
(1) DESCRIPTION OF BUSINESS
Vertiv Holdings Co ("Holdings Co", and together with its majority-owned subsidiaries, “Vertiv”, "we", "our", or "the Company"), formerly known as GS Acquisition Holdings Corp, provides mission-critical infrastructure technologies and life cycle services for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include power conditioning and uninterruptible power systems, thermal management, integrated data center control devices, software, monitoring, and service. Vertiv manages and reports results of operations for three reportable segments: Americas; Asia Pacific; and Europe, Middle East & Africa.
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
The presentation of certain prior period amounts have been reclassed to conform with current year presentation. For the three months ended March 31, 2021, $40.3 net sales and $29.8 cost of sales from products was reclassified to services, respectively.
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
The notes included herein should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2022 (the "2021 Form 10-K").
(3) ACQUISITION
On November 1, 2021, the Company, through its wholly-owned subsidiaries Vertiv Holdings Ireland DAC, a private company limited by shares incorporated in Ireland (the "Irish buyer") and Vertiv International Holding Corporation, an Ohio corporation (the “US Buyer” and together with the Irish Buyer, the “Buyers” and each a “Buyer”) acquired (the "Acquisition") the shares of E&I Engineering Ireland Limited, a private company limited by shares incorporated in Ireland, and Powerbar Gulf LLC ("E&I").
As of March 31, 2022 in conjunction with the E&I acquisition, there is $2.2 of contingent earnout related to their projected future results recorded in "Accrued expenses and other liabilities" in the Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2022 the change in fair value of contingent consideration of $1.5 is included within "Other operating expense (income)" on the Unaudited Condensed Consolidated Statements of Earnings(Loss).

There were no material changes to the purchase price allocation for the three months ended March 31, 2022. The following is the preliminary purchase price allocation of assets acquired and liabilities assumed related to the Acquisition:

Preliminary Allocation
Accounts receivable	$87.7
Inventories	50.1
Other current assets	15.7
Property, plant and equipment	87.1
Goodwill	748.2
Other intangible assets	1,004.2
Other assets	10.4
Accounts payable	33.9
Accrued expenses and other liabilities	50.0
Deferred income taxes	129.8
Other long-term liabilities	24.3
Net assets acquired and liabilities assumed	$1,765.4
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets recognized for E&I, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the consummation of the Acquisition of E&I. The goodwill arising from the Acquisition is not expected to be deductible for tax purposes. As of March 31, 2022, goodwill of $273.4 and $474.8 has been allocated to the Americas and the Europe, Middle East and Africa segments, respectively.
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
For the three months ended March 31, 2022, E&I net sales were $87.5 which are included in "Net sales" and operating losses of $16.8 were included in "Income (loss) before income taxes, net" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).
Pro Forma Financial Information
In accordance with ASC 805 Business Combination, the following unaudited pro forma results of operations for the three months ended March 31, 2021 assumes the E&I acquisition was completed on January 1, 2020. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense and amortization of debt issuance costs, accounting policies applied to E&I after the business combination, amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets.

Unaudited proforma information	Three months ended March 31, 2021
Net sales	$1,192.8
Net income (loss)	23.9
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
(4) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Disaggregation of Revenues
The following table disaggregates our revenue by business segment, product and service offering and timing of transfer of control:

	Three Months Ended March 31, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$294.3	$183.8	$186.8	$664.9
Services & spares	164.7	104.6	64.9	334.2
Integrated rack solutions	76.1	44.4	36.8	157.3
Total	$535.1	$332.8	$288.5	$1,156.4

Timing of revenue recognition:
Products and services transferred at a point in time	$378.1	$256.4	$221.7	$856.2
Products and services transferred over time	157.0	76.4	66.8	300.2
Total	$535.1	$332.8	$288.5	$1,156.4

	Three Months Ended March 31, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$279.2	$216.3	$132.4	$627.9
Services & spares	154.2	95.5	72.1	321.8
Integrated rack solutions	68.1	45.6	35.0	148.7
Total	$501.5	$357.4	$239.5	$1,098.4

Timing of revenue recognition:
Products and services transferred at a point in time	$360.5	$281.6	$195.0	$837.1
Products and services transferred over time	141.0	75.8	44.5	261.3
Total	$501.5	$357.4	$239.5	$1,098.4

The opening and closing balances of our current and long-term contract assets and current and long-term deferred revenue were as follows:

	Balances at March 31, 2022	Balances at December 31, 2021
Deferred revenue - current (1)	$293.9	$238.9
Deferred revenue - noncurrent (2)	50.0	59.9
Other contract liabilities - current (1)	60.3	52.1
(1)    Current deferred revenue and contract liabilities are included within accrued expenses and other liabilities.
(2)    Noncurrent deferred revenue is recorded within other long-term liabilities.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. We expect to recognize revenue of $29.2, $12.3 and $8.5 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
(5) RESTRUCTURING COSTS
Restructuring costs include expenses associated with the Company's efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include costs of moving fixed assets, employee training, relocation, and facility costs.
Restructuring costs by business segment were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Americas	$0.5	$0.7
Asia Pacific	—	0.1
Europe, Middle East & Africa	0.4	1.2
Corporate	(0.1)	—
Total	$0.8	$2.0
The change in the liability for the restructuring of operations during the three months ended March 31, 2022 were as follows:

	December 31, 2021	Expense	Paid/Utilized	March 31, 2022
Severance and benefits	$33.8	$—	$(11.7)	$22.1
Plant closing and other	0.2	0.8	(0.7)	0.3
Total	$34.0	$0.8	$(12.4)	$22.4
The change in the liability for the restructuring of operations during the three months ended March 31, 2021 were as follows:

	December 31, 2020	Expense	Paid/Utilized	March 31, 2021
Severance and benefits	$68.9	$0.2	$(10.1)	$59.0
Plant closing and other	0.4	1.8	(1.8)	0.4
Total	$69.3	$2.0	$(11.9)	$59.4
(6) DEBT
Long-term debt, net, consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Term Loan due 2027 at 2.99% and 2.84% at March 31, 2022 and December 31, 2021, respectively.	$2,156.2	$2,161.7
Senior Secured Notes due 2028 at 4.125% at both March 31, 2022 and December 31, 2021	850.0	850.0
Unamortized discount and issuance costs	(38.1)	(39.4)
	2,968.1	2,972.3
Less: Current Portion	(21.8)	(21.8)
Total long-term debt, net of current portion	$2,946.3	$2,950.5

ABL Revolving Credit Facility
At March 31, 2022, Vertiv Group Corporation (a wholly-owned subsidiary of the Company), as the "Borrower," and certain subsidiaries of the Borrower as co-borrowers (the "Co-Borrowers") had $432.2 of availability under the Asset Based Revolving Credit Facility (the "ABL Revolving Credit Facility") (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $19.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At March 31, 2022, there was no borrowing balance on the ABL Revolving Credit Facility.
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
Operating lease expenses are recorded in "Cost of sales" and "Selling, general and administrative expenses" on the Unaudited Condensed Consolidated Statements of Earnings (Loss). Refer to the below table for a summary of these lease expenses:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Operating lease cost	$14.0	$13.7
Short-term and variable lease cost	6.8	5.2
Total lease cost	$20.8	$18.9
Supplemental cash flow information related to operating leases is as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - Payments on operating leases	$14.3	$13.7
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$11.7	$10.2
Supplemental balance sheet information related to operating leases is as follows:

	Financial statement line item	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$152.8	$152.9

Operating lease liabilities	Accrued expenses and other liabilities	$44.0	$42.1
Operating lease liabilities	Other long-term liabilities	112.8	113.6
Total lease liabilities		$156.8	$155.7
Weighted average remaining lease terms and discount rates for operating leases are as follows:

	March 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term	5.6 years	5.5 years
Weighted Average Discount Rate	5.3%	5.2%

Maturities of lease liabilities are as follows:

	March 31, 2022	December 31, 2021
	Operating Leases
2022	$38.4	$50.5
2023	44.3	41.5
2024	32.7	30.0
2025	20.6	18.7
2026	11.6	10.3
Thereafter	37.2	32.3
Total Lease Payments	184.8	183.3
Less: Imputed Interest	(28.0)	(27.6)
Present value of lease liabilities	$156.8	$155.7
(8) INCOME TAXES
The Company's effective tax rate was 58.3% and 24.0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate in the three months ended March 31, 2022 is primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances offset by non-taxable changes in fair value of the warrant liabilities. The effective rate for the comparative three month period is primarily influenced by the mix of income between our U.S. and non-U.S. operations and reflects the negative impact of Global Intangible Low-Taxed Income (or "GILTI"), which is offset by changes in the U.S. valuation allowance.
The Company has provided for U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of March 31, 2022, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(9) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
The Company purchased and sold goods in the ordinary course of business with affiliates of Platinum Equity Advisors, LLC ("Advisors"). For the three months ended March 31, 2022 and 2021 purchases were $34.9 and $14.5, respectively. For the three months ended March 31, 2022 sales were $31.4, and sales with affiliates of Advisors were insignificant for the three months ended March 31, 2021. Accounts payable to affiliates of Advisors were $0.9 and $3.9 as of March 31, 2022 and December 31, 2021, respectively. Accounts receivable from affiliates of Advisors were $24.5 and $42.9 as of March 31, 2022 and December 31, 2021, respectively.
Tax Receivable Agreement
On December 31, 2021, the Company and an affiliate of Advisors (the "Vertiv Stockholder") agreed to amend and supplement the prior Tax Receivable Agreement to replace the Company’s remaining payment obligations under the prior agreement with an obligation to pay $100 million in cash in two equal installments. The first installment payment will be due on or before June 15, 2022, and the second installment payment will be due on or before September 15, 2022. Upon receipt of the second installment payment, the agreement will terminate and the Company will not be required to make any further payments to the Vertiv Stockholder.
For the three months ended March 31, 2021 we recorded $1.8 of accretion expense in "Interest expense, net" in the Unaudited Condensed Consolidated Statement of Earnings (Loss). An unrealized gain (loss) of $4.1 was recorded in "Accumulated other comprehensive income" in the Unaudited Condensed Consolidated Comprehensive Income (Loss), related to the change in fair value of the tax receivable liability for the three months ended March 31, 2021.

(10) OTHER FINANCIAL INFORMATION

	March 31, 2022	December 31, 2021
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$288.5	$439.1
Restricted cash included in other current assets	8.0	8.0
Total cash, cash equivalents, and restricted cash	$296.5	$447.1

	March 31, 2022	December 31, 2021
Inventories
Finished products	$298.5	$236.5
Raw materials	327.5	274.8
Work in process	148.5	105.0
Total inventories	$774.5	$616.3

	March 31, 2022	December 31, 2021
Property, plant and equipment, net
Machinery and equipment	$384.4	$373.6
Buildings	302.1	304.8
Land	45.0	42.1
Construction in progress	36.1	34.8
Property, plant and equipment, at cost	767.6	755.3
Less: Accumulated depreciation	(282.3)	(266.0)
Property, plant and equipment, net	$485.3	$489.3

	March 31, 2022	December 31, 2021
Accrued expenses and other liabilities
Deferred revenue	$293.9	$238.9
Accrued payroll and other employee compensation	110.8	125.8
Restructuring (see Note 5)	22.4	34.0
Operating lease liabilities	44.0	42.1
Product warranty	28.2	30.0
Contract liabilities (see Note 4)	60.3	52.1
Tax Receivable Agreement (see Note 9)	100.0	100.0
Other	312.7	330.5
Total	$972.3	$953.4

	2022	2021
Change in product warranty accrual
Beginning balance, January 1	$30.0	$36.5
Provision charge to expense	2.5	6.4
Paid/utilized	(4.3)	(6.1)
Ending balance, March 31,	$28.2	$36.8
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
Recurring fair value measurements
A summary of the Company's financial instruments recognized at fair value, and the fair value measurements used, follows:

	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
March 31, 2022
Assets:
Interest rate swaps	Other current assets	$4.4	$—	$4.4	$—
Interest rate swaps	Other noncurrent assets	58.5	—	58.5	—
Total assets		$62.9	$—	$62.9	$—

Liabilities:
Contingent consideration	Accrued expenses and other liabilities	$2.2	$—	$—	$2.2
Private warrants	Warrant liabilities	54.7	—	54.7	—
Total liabilities		$56.9	$—	$54.7	$2.2

	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
December 31, 2021
Assets:
Interest rate swaps	Other noncurrent assets	$16.1	$—	$16.1	$—
Total assets		$16.1	$—	$16.1	$—

Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$7.4	$—	$7.4	$—
Contingent consideration	Accrued expenses and other liabilities	3.7	—	—	3.7
Private warrants	Warrant liabilities	149.6	—	149.6	—
Total liabilities		$160.7	$—	$157.0	$3.7
Contingent consideration — As of March 31, 2022 in conjunction with the Acquisition, there is $2.2 of contingent earnout related to E&I's projected future results recorded in "Accrued expenses and other liabilities" in the Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2022 the change in fair value of contingent consideration of $1.5 is included within "Other operating expense (income)" on the Unaudited Condensed Consolidated Statements of Earnings(Loss). Refer to "Note 3 - Acquisition" for more details on the Acquisition.
Interest rate swaps — From time to time the Company may enter into derivative financial instruments designed to hedge the variability in interest expense on floating rate debt. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are deferred through other comprehensive income, depending on the nature and effectiveness of the offset.

The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At March 31, 2022 interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The Company recognized $2.6 and $2.7 in earnings for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the Company expects that approximately $4.4 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of realized and unrealized translation adjustments from these hedges were insignificant and are included in "Foreign currency translation" in the Unaudited Condensed Consolidated Statement of Other comprehensive income (loss). As of March 31, 2022, approximately $257.0 of the Company's intercompany debt were designated to hedge investments in certain foreign subsidiaries and affiliates.
Private warrants — the fair value of the Private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model.
The significant assumptions which the Company used in the model are:

Warrant valuation inputs	March 31, 2022	December 31, 2021
Stock price	$14.00	$24.97
Strike price	$11.50	$11.50
Remaining life	2.85	3.10
Volatility	41.0%	34.2%
Interest rate (1)	2.42%	0.98%
Dividend yield (2)	0.07%	0.04%
(1)    Interest rate determined from a constant maturity treasury yield
(2)    March 31, 2022 and December 31, 2021 dividend yield assumes $0.01 per share per annum.

Other fair value measurements
We determine the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,102.3	$2,156.2	$2,148.2	$2,161.7
Senior Secured Notes due 2028	773.5	850.0	853.2	850.0
(1)See Note 6 — Debt for additional information

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Foreign currency translation, beginning	$39.8	$104.9
Other comprehensive income (loss)	(36.3)	36.1
Foreign currency translation, ending	3.5	68.8
Interest rate swaps, beginning	8.7	(32.8)
Unrealized gain (loss) deferred during the period (1)	54.2	33.9
Interest rate swaps, ending	62.9	1.1
Pension, beginning	(12.9)	(19.7)
Actuarial gain (losses) recognized during the period, net of income taxes	0.1	(0.8)
Pension, ending	(12.8)	(20.5)
Tax receivable agreement, beginning	—	(0.9)
Unrealized gain (loss) during the period (2)	—	4.1
Tax receivable agreement, ending	—	3.2
Accumulated other comprehensive income (loss)	$53.6	$52.6
(1)During the three months ended March 31, 2022 and 2021, $2.6 and $2.7, respectively, was reclassified into earnings.
(2)The fair value movement on the Tax Receivable Agreement attributable to our own credit risk spread was recorded in "Other comprehensive income (loss)" prior to the amended Tax Receivable Agreement.

(13) SEGMENT INFORMATION
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
Asia Pacific includes products and services sold for applications within the data center, communication networks and commercial/industrial markets throughout Greater China and Australia & New Zealand, South East Asia and India. Products and services offered are similar to the Americas segment.
Europe, Middle East & Africa includes products and services sold for applications within the data center, communication networks and commercial/industrial markets in Europe, Middle East & Africa. Products and services offered are similar to the Americas segment.

Reportable Segments

Sales	Three months ended March 31, 2022	Three months ended March 31, 2021
Americas	$549.0	$505.9
Asia Pacific	353.8	377.6
Europe, Middle East & Africa	318.0	250.4
	1,220.8	1,133.9
Eliminations	(64.4)	(35.5)
Total	$1,156.4	$1,098.4

Intersegment sales (1)	Three months ended March 31, 2022	Three months ended March 31, 2021
Americas	$13.9	$4.4
Asia Pacific	21.0	20.2
Europe, Middle East & Africa	29.5	10.9
Total	$64.4	$35.5
(1)Intersegment selling prices approximate market prices.

Operating profit (loss)	Three months ended March 31, 2022	Three months ended March 31, 2021
Americas	$57.9	$126.4
Asia Pacific	41.5	53.1
Europe, Middle East & Africa	33.2	33.4
Total reportable segments	132.6	212.9
Foreign currency gain (loss)	1.3	6.9
Corporate and other	(121.4)	(108.2)
Total corporate, other and eliminations	(120.1)	(101.3)
Amortization of intangibles	(57.7)	(31.8)
Operating profit (loss)	$(45.2)	$79.8
(14) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) adjusted for the gain on fair value of warrant liability, if the impact is dilutive, by the weighted average number of common shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive equity-based compensation and warrants.
The details of the earnings per share calculations for the three months ended March 31, 2022 and 2021 are as follows:

(In millions, except share and per share amounts)	Three months ended March 31, 2022	Three months ended March 31, 2021
Basic earnings (loss) per share computation:
Net income (loss)	$8.5	$31.7
Weighted-average number of shares outstanding - basic	375,972,294	349,603,701
Basis earnings per share	$0.02	$0.09

Diluted earnings (loss) per share computation:
Net income (loss)	$8.5	$31.7
Gain on fair value of warrant liabilities	(94.9)	—
Net income (loss) adjusted for the gain on fair value of warrant liabilities	$(86.4)	$31.7

Weighted-average number of shares outstanding - basic	375,972,294	349,603,701
Dilutive effect of private warrants	3,720,435	—
Dilutive effect of equity-based compensation	—	3,844,884
Weighted-average number of shares outstanding - diluted	379,692,729	353,448,585
Diluted earnings (loss) per share	$(0.23)	$0.09

The dilutive effect of private warrants was 3.7 million during the three months ended March 31, 2022. Additional equity-based compensation awards were also outstanding during the three months ended March 31, 2022, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards represented 7.8 million shares for the three months ended March 31, 2022.
The dilutive effect of equity-based compensation awards was 3.8 million during the three months ended March 31, 2021. Additional equity-based compensation awards and warrants were also outstanding during the three months ended March 31, 2021, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards and warrants represented 0.8 million and 5.3 million shares for the three months ended March 31, 2021, respectively.
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
On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling shareholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling shareholders. On September 6, 2019, the selling shareholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration due to them. The selling shareholders assert that the applicable 2018 operating results were exceeded and that Vertiv owes $34.5 in earn-out, the highest amount of earn-out possible under the agreement. On December 21, 2021, the parties agreed to a settlement term sheet, which includes, among other terms, the following: the Company agrees to pay $21.5 to the selling shareholders of Energy Labs; a full and complete waiver, release and discharge of all claims and liabilities; and a dismissal of the pending lawsuit. The parties executed a Settlement Agreement on December 30, 2021 consistent with the aforementioned terms. On January 12, 2022, the Company paid the agreed upon settlement of $21.5.
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
On March 24, 2022, a putative securities class action, Kirk Vinings v. Vertiv Holdings Co, 22-cv-02416, was filed against Vertiv, Rob Johnson, and David Fallon, in the Southern District of New York. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 on behalf of a putative class of all persons and entities that purchased or otherwise acquired Vertiv securities between April 28, 2021 and February 23, 2022. The complaint alleges that Vertiv failed to disclose in certain of its filings made with the SEC during 2021 that it was not able to sufficiently anticipate and respond to supply chain issues and inflation. While Vertiv believes it has meritorious defenses against the plaintiff’s claims, Vertiv is unable at this time to predict the outcome of this dispute or the amount of any cost associated with its resolution.

At March 31, 2022, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s consolidated financial statements, nor were there any material commitments outside the normal course of business other than those described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise indicates or requires, references to (1) “the Company,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries following the business combination; and (2) “Holdings” refers to Vertiv Holdings, LLC and its subsidiaries prior to the business combination. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on Vertiv. There can be no assurance that future developments affecting Vertiv will be those that Vertiv has anticipated. Vertiv undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. These risk factors and those identified elsewhere in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of Vertiv’s customers’ markets; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; competition in the infrastructure technologies industry; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; failure to properly manage Vertiv’s supply chain or difficulties with third-party manufacturers; our ability to forecast changes in prices, including due to inflation in material, freight and/or labor costs, and timely implement measures necessary to mitigate the impacts of any such changes; risks associated with our significant backlog, including that the impacts of any measures taken to mitigate inflation will not be reflected in our financial statements immediately; failure to meet or anticipate technology changes; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; Vertiv’s ability to realize cost savings in connection with Vertiv's restructuring program; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; changes to tax law; ongoing tax audits; costs or liabilities associated with product liability; the global scope of Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States and abroad; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; risks associated with current or potential litigation or claims against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; failure to maintain internal controls over financial reporting; the unpredictability of Vertiv’s future operational results, including the ability to grow and manage growth profitably; potential net losses in future periods; Vertiv’s level of indebtedness and the ability to incur additional indebtedness; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements that is not fully within our control; Vertiv’s ability to access funding through capital markets; the Vertiv Stockholder’s significant ownership and influence over the Company; risks associated with Vertiv’s obligations to pay the Vertiv Stockholder portions of the tax benefits relating to pre-business combination tax assets and attributes; resales of Vertiv's securities may cause volatility in the market price of our securities; Vertiv's organizational documents contain provisions that may discourage unsolicited takeover proposals; Vertiv's certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of Vertiv’s subsidiaries to pay dividends; volatility in Vertiv's stock price due to various market and operational factors; risks associated with the failure of industry analysts to provide coverage of Vertiv's business or securities; the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future acquisitions; risks associated with Vertiv's limited history of operating as an independent company; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.
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
•The extent of the continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the extent, timing and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for products. Refer to Part I, Item 1A of Form 10-K for the year ended December 31, 2021 filed with the SEC under the heading “Risk Factors,” for more information. The Company continues to monitor the situation and will take further actions as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and shareholders.
•Supply Chain Constraints and Cost Increases: During 2022, aspects of the Company’s business continue to be affected by the COVID-19 pandemic as well as increased costs for materials, freight and labor. Despite continued strong market demand, we expect that supply chain challenges and inflationary pressures will continue throughout 2022, with critical part shortages driving the need for additional spot buys at increased costs, and costs associated with premium freight to meet customer commitments. Additionally, logistical issues have significantly delayed the receipt of materials and, in some cases, the Company cannot procure critical parts at any price, creating production and delivery challenges pressuring the top and bottom line. The Company continues to take actions to improve our ability to forecast inflationary headwinds and reflect anticipated cost increases in our prices and will continue to take actions to address shortages and inflationary pressures, which are expected to continue, and may increase, throughout 2022. Based on first quarter results, we anticipate continued pricing realization in the remainder of 2022, even within the current more inflationary environment, as a result of the pricing actions undertaken by the Company in the fourth quarter of 2021 and which we have and will continue to take throughout 2022.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021

(Dollars in millions)	Three months ended March 31, 2022	Three months ended March 31, 2021	$ Change	% Change
Net sales	$1,156.4	$1,098.4	$58.0	5.3%
Cost of sales	852.8	740.4	112.4	15.2
Gross profit	303.6	358.0	(54.4)	(15.2)
Selling, general and administrative expenses	292.2	250.1	42.1	16.8
Amortization of intangibles	57.7	31.8	25.9	81.4
Restructuring costs	0.8	2.0	(1.2)	(60.0)
Foreign currency (gain) loss, net	(1.3)	(6.9)	(5.6)	(81.2)
Other operating expense (income)	(0.6)	1.2	(1.8)	(150.0)
Operating profit (loss)	(45.2)	79.8	(125.0)	(156.6)
Interest expense, net	29.3	24.1	5.2	21.6
Loss on extinguishment of debt	—	0.4	(0.4)	(100.0)
Change in fair value of warrant liabilities	(94.9)	13.6	(108.5)	(797.8)
Income tax expense	11.9	10.0	1.9	19.0
Net income (loss)	$8.5	$31.7	$(23.2)	(73.2)%
Net Sales
Net sales were $1,156.4 in the first three months of 2022, an increase of $58.0, or 5.3%, compared with $1,098.4 in the first three months of 2021. The increase in sales was primarily driven by E&I sales of $87.5, partially offset offset by the negative impacts from foreign currency of $18.3, and lower sales from a divested business of $15.9. The impact of higher selling prices was offset by lower volumes due to on-going supply chain constraints. By product offering, critical infrastructure & solutions sales increased $37.0, which included negative impacts from foreign currency of $2.4. Services & spares sales increased $12.4, which included negative impacts from foreign currency of $8.3. Integrated rack solutions sales increased $8.6, which included the negative impacts from foreign currency of $7.6.
Excluding intercompany sales, net sales were $535.1 in the Americas, $332.8 in Asia Pacific and $288.5 in EMEA. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $852.8 in the first three months of 2022, an increase of $112.4, or 15.2% compared to the first three months of 2021. The increase in cost of sales was primarily driven by E&I of $65.8 and increased commodity and logistic costs, and supply chain constraints, partially offset by the impact of lower volumes and fixed cost investments. Gross profit was $303.6 in the first three months of 2022, or 26.3% of sales, compared to $358.0, or 32.6% of sales, in the first three months of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) were $292.2 in the first three months of 2022, an increase of $42.1 compared to the first three months of 2021. SG&A as a percentage of sales was 25.3% for the three months ended March 31, 2022 compared with 22.8% in the three months ended March 31, 2021. The increase in SG&A was primarily driven by E&I costs of $12.5, increased research and development spend of $7.4, higher commissions of $7.5 as a result of higher order volume, and increased employee compensation costs.
Other Operating Expenses
Other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). Other expenses were $56.6 for the first three months of 2022, which was a $28.5 increase from the first three months of 2021. The increase was primarily due to an increase in amortization of intangibles of $25.9 associated with the acquisition of E&I on November 1, 2021.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.4 for the first three months of 2021 related to lender fees associated with the Term Loan Amendment. This was not repeated in 2022.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the IPO of our predecessor, GS Acquisition Holdings Corp. The change in fair value of the outstanding warrants liability during the first three months of 2022 and 2021 resulted in a gain of $94.9 and a loss of $13.6, respectively. The change in fair value of stock warrants was the result of changes in market prices and other observable inputs deriving the value of the financial instruments.
Interest Expense
Interest expense, net, was $29.3 in the first three months of 2022 compared to $24.1 in the first three months of 2021. The $5.2 increase was primarily due to a $9.4 increase related to the Senior Secured Notes due 2028, slightly offset by a $1.8 decrease in accretion expense associated with the Tax Receivable Agreement, and $1.3 decrease as a result of the term loan refinancing in the first three months of 2021.
Income Taxes
Income tax expense was $11.9 in the first three months of 2022 compared to $10.0 in the first three months of 2021. The effective rate in the first three months of 2022 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances which is offset by non-taxable changes in fair value of the warrant liabilities. In the first three months of 2021, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, and reflects the negative impact of GILTI which is partially offset by changes in valuation allowance in the U.S.
The tax expense in the first three months of 2022 was $1.9 higher than the first three months of 2021 primarily due to the change in mix of income in the countries in which we operate.
Business Segments

The following is detail of business segment results for the three months ended March 31, 2022. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to the Company’s consolidated results, see "Note 13 — Segment Information", of the Company's condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Net sales	$535.1	$501.5	$33.6	6.7%
Operating profit (loss)	57.9	126.4	(68.5)	(54.2)%
Margin	10.8%	25.2%
Americas net sales of $535.1 in the first three months of 2022 increased $33.6, or 6.7% from the first three months of 2021. The increase in sales was primarily driven by E&I sales of $17.1 and higher selling prices with volumes relatively flat with prior year. By product offering, net sales increased in critical infrastructure & solutions by $15.1 mostly due to E&I sales. Service & spares increased by $10.5 due to improved customer site availability. Integrated rack solutions increased by $8.0 primarily due to higher rack power distribution unit sales. Americas net sales were negatively impacted by foreign currency of approximately $0.1.
Operating profit (loss) in the first three months of 2022 was $57.9, a decrease of $68.5 compared with the first three months of 2021. Margin declined primarily due to increased commodity and logistic costs exceeding price realization.

Asia Pacific

(Dollars in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Net sales	$332.8	$357.4	$(24.6)	(6.9)%
Operating profit (loss)	41.5	53.1	(11.6)	(21.8)%
Margin	12.5%	14.9%
Asia Pacific net sales were $332.8 in the first three months of 2022, a decrease of $24.6, or 6.9% from the first three months of 2021. Sales decreases were primarily due to lower volumes driven by supply chain constraints and customer site access as a result of COVID-19, particularly in China, and the expiration of governmental subsidies in our Wind Power business, partially offset by stronger sales elsewhere in the region, particularly in India. By product offering, net sales weakened in critical infrastructure & solutions and integrated rack solutions of $32.5 and $1.2, respectively, and slightly offset by $9.1 of improvements in service & spares. Additionally, Asia Pacific net sales were negatively impacted by foreign currency of approximately $0.6.
Operating profit (loss) in the first three months of 2022 was $41.5, a decrease of $11.6 compared with the first three months of 2021. Margin declined primarily due to volume deleveraging, primarily in Greater China, and unfavorable mix, primarily in South East Asia. The impact of increased commodity and logistics costs was offset by price realization.
Europe, Middle East & Africa

(Dollars in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Net sales	$288.5	$239.5	$49.0	20.5%
Operating profit (loss)	33.2	33.4	(0.2)	(0.6)%
Margin	11.5%	13.9%
EMEA net sales were $288.5 in the first three months of 2022, an increase of $49.0, or 20.5% from the first three months of 2021. Sales increases were primarily due to E&I sales of $70.4 and higher selling prices, partially offset by $15.9 of the divested heavy industrial UPS business. By offering, net sales improved in critical infrastructure & solutions by $54.4 of which $70.4 related to E&I sales, improvements in integrated rack solutions of $1.8, and slightly offset by a $7.2 decrease in service & spares. Additionally, Europe, Middle East & Africa net sales were negatively impacted by foreign currency of approximately $17.6.
Operating profit (loss) in the first three months of 2022 was $33.2, a decrease of $0.2 compared with the first three months of 2021. Margin declined primarily due to increased commodity and logistic costs exceeding price realization.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $120.1 and $101.3 in the first three months of 2022 and 2021, respectively. Corporate and other costs increased $18.8 compared with the first three months of 2021 primarily due to $10.2 increased research and development costs and E&I integration costs.
Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service. As previously disclosed in the Company's 2021 Annual Report, on October 22, 2021, Vertiv Group Corporation (the “Vertiv Group”), completed its offering (the “Offering”) of $850.0 aggregate principal amount of its Senior Secured Notes due 2028 (the “Notes”) in a private placement at par. The Notes will bear interest at 4.125% per annum and mature on November 15, 2028.
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

At March 31, 2022, we had $288.5 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $455.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $145.0. At March 31, 2022, Vertiv Group and certain other subsidiaries of the Company had $432.2 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $19.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
Long-Term Debt Obligations
There is a discussion in "Note 6 — Debt" in Part I. Item I. of this Form 10-Q contains further details of the long-term debt arrangements reflected in our consolidated financial statements, which debt was issued by the Company and certain of our subsidiaries as borrowers, co-borrowers or guarantors.
Summary Statement of Cash Flows
Three Months Ended March 31, 2022 and 2021

(Dollars in millions)	2022	2021	$ Change	% Change
Net cash (used for) provided by operating activities	$(132.2)	$60.7	$(192.9)	(317.8)%
Net cash used for investing activities	(18.2)	(17.9)	(0.3)	(1.7)
Net cash (used for) provided by financing activities	(1.5)	102.9	(104.4)	(101.5)
Capital expenditures	(15.1)	(16.8)	1.7	10.1
Investments in capitalized software	(3.1)	(1.1)	(2.0)	(181.8)
Net Cash (used for) provided by Operating Activities
Net cash used for operating activities was $132.2 in the first three months of 2022, a $192.9 decrease in cash generation compared to the first three months of 2021. Net income from operations of $8.5 included $11.4 of net non-cash expense items, consisting of a gain on the change in fair value of warrant liabilities of $94.9 and deferred taxes of $4.6, partially offset by depreciation and amortization of $79.2, non-cash stock based compensation expense of $6.6 and amortization of debt discount and issuance costs of $2.3. Trade working capital used $116.1 primarily as a result of inventory build to support forecasted sales and to meet customer demand and there was a $8.7 payment related to a litigation settlement. Refer to "Note 15 - Commitments and Contingencies” in Part I. Item I. of this Form 10-Q for additional information related to this settlement.
Net Cash used for Investing Activities
Net cash used for investing activities was $18.2 in the first three months of 2022 compared to net cash used for investing activities of $17.9 in the first three months of 2021. The increased use of cash over the comparable period was primarily the result of increased investment in capitalized software.
Net Cash (used for) provided by Financing Activities
Net cash used for financing activities was $1.5 in the first three months of 2022 compared to $102.9 provided by in the first three months of 2021. The decrease was primarily the result of the proceeds from the exercise of public warrants totaling $107.5 in 2021.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2021 financial statements, as part of our Form 10-K filed with the SEC, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in "Note 1 - Summary of Significant Accounting Policies" of our 2021 Annual Report on Form 10-K.

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
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the first three months of 2022, there have been no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
The Company completed the Acquisition of E&I as of November 1, 2021. As such, E&I has been excluded from the Company's assessment of internal control over financial reporting. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by this item is set forth in "Note 15 - Commitments and Contingencies” to the Company’s condensed consolidated financial statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors.
The Company's risk factors, as of March 31, 2022, have not materially changed from those described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2022	Vertiv Holdings Co
/s/ Rob Johnson
Name: Rob Johnson
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer