Form 10-Q
period 2022-06-30
Vertiv Holdings Co
filed 2022-08-03
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2022

or

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
Yes ☐ No ☒
As of July 29, 2022, there were 377,038,078 shares of the Company's Class A common stock, par value $0.0001, issued and outstanding.

Part I. Financial Information

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Net sales
Net sales - products	$1,055.0	$926.6	$1,904.4	$1,730.3
Net sales - services	344.4	333.7	651.4	628.4
Net sales	1,399.4	1,260.3	2,555.8	2,358.7
Costs and expenses
Cost of sales - products	807.4	653.4	1,463.2	1,217.0
Cost of sales - services	220.5	197.6	417.5	374.4
Cost of sales	1,027.9	851.0	1,880.7	1,591.4
Operating expenses
Selling, general and administrative expenses	287.6	271.7	579.8	521.8
Amortization of intangibles	55.8	31.9	113.5	63.7
Restructuring costs	0.8	1.1	1.6	3.1
Foreign currency (gain) loss, net	2.9	4.1	1.6	(2.8)
Other operating expense (income)	(1.8)	(1.7)	(2.4)	(0.5)
Operating profit (loss)	26.2	102.2	(19.0)	182.0
Interest expense, net	33.4	20.0	62.7	44.1
Loss on extinguishment of debt	—	—	—	0.4
Change in fair value of warrant liabilities	(38.9)	71.2	(133.8)	84.8
Income (loss) before income taxes	31.7	11.0	52.1	52.7
Income tax expense	11.4	1.3	23.3	11.3
Net income (loss)	$20.3	$9.7	$28.8	$41.4

Earnings (loss) per share:
Basic	$0.05	$0.03	$0.08	$0.12
Diluted	$0.05	$0.03	$(0.28)	$0.12
Weighted-average shares outstanding:
Basic	376,594,660	352,199,184	376,285,196	350,908,612
Diluted	377,257,854	356,652,811	378,493,214	354,883,869

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Net income (loss)	$20.3	$9.7	$28.8	$41.4
Other comprehensive income (loss), net of tax:
Foreign currency translation	(149.9)	20.2	(186.2)	(15.9)
Interest rate swaps	22.0	(8.6)	76.2	25.3
Tax receivable agreement	—	(9.4)	—	(5.3)
Pension	—	0.2	0.1	(0.6)
Other comprehensive income (loss), net of tax	(127.9)	2.4	(109.9)	3.5
Comprehensive income (loss)	$(107.6)	$12.1	$(81.1)	$44.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$194.4	$439.1
Accounts receivable, less allowances of $15.4 and $14.1, respectively	1,676.2	1,536.4
Inventories	794.6	616.3
Other current assets	148.4	106.8
Total current assets	2,813.6	2,698.6
Property, plant and equipment, net	473.8	489.3
Other assets:
Goodwill	1,283.9	1,330.1
Other intangible assets, net	1,926.0	2,138.2
Deferred income taxes	49.0	47.9
Other	280.8	235.5
Total other assets	3,539.7	3,751.7
Total assets	$6,827.1	$6,939.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$21.8
Accounts payable	867.2	858.5
Accrued expenses and other liabilities	916.7	953.4
Income taxes	14.7	21.1
Total current liabilities	1,820.4	1,854.8
Long-term debt, net	3,117.5	2,950.5
Deferred income taxes	179.6	198.8
Warrant liabilities	15.8	149.6
Other long-term liabilities	342.1	368.2
Total liabilities	5,475.4	5,521.9
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 376,721,173 and 375,801,857 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,612.6	2,597.5
Accumulated deficit	(1,186.6)	(1,215.4)
Accumulated other comprehensive (loss) income	(74.3)	35.6
Total equity	1,351.7	1,417.7
Total liabilities and equity	$6,827.1	$6,939.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash flows from operating activities:
Net income (loss)	$28.8	$41.4
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	35.5	35.2
Amortization	120.7	70.5
Deferred income taxes	(9.2)	(22.3)
Amortization of debt discount and issuance costs	4.8	3.3
Loss on extinguishment of debt	—	0.4
Change in fair value of warrant liabilities	(133.8)	84.8
Changes in operating working capital	(377.8)	(126.1)
Stock-based compensation	13.8	11.8
Payment of contingent consideration	(8.7)	—
Changes in tax receivable agreement	—	1.6
Other	(12.0)	19.4
Net cash provided by (used for) operating activities	(337.9)	120.0
Cash flows from investing activities:
Capital expenditures	(38.2)	(30.4)
Investments in capitalized software	(6.7)	(5.4)
Acquisition of business, net of cash acquired	(5.0)	—
Net cash used for investing activities	(49.9)	(35.8)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	447.6	—
Repayments of ABL revolving credit facility and short-term borrowings	(254.7)	—
Repayment of long-term debt	(10.9)	(10.9)
Proceeds from the exercise of warrants	—	107.5
Payment of tax receivable agreement	(12.5)	—
Payment of contingent consideration	(12.8)	—
Exercise of employee stock options	1.1	2.1
Employee taxes paid from shares withheld	(4.3)	(7.0)
Net cash provided by (used for) financing activities	153.5	91.7
Effect of exchange rate changes on cash and cash equivalents	(7.5)	(1.7)
Increase (decrease) in cash, cash equivalents and restricted cash	(241.8)	174.2
Beginning cash, cash equivalents and restricted cash	447.1	542.6
Ending cash, cash equivalents and restricted cash	$205.3	$716.8
Changes in operating working capital
Accounts receivable	$(169.8)	$(28.4)
Inventories	(187.1)	(107.3)
Other current assets	(10.0)	(8.1)
Accounts payable	20.6	50.9
Accrued expenses and other liabilities	(14.6)	(16.0)
Income taxes	(16.9)	(17.2)
Total changes in operating working capital	$(377.8)	$(126.1)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	342,024,612	$—	$1,791.8	$(1,331.2)	$51.5	$512.1
Net income (loss)	—	—	—	31.7	—	31.7
Exercise of employee stock options	76,047	—	0.9	—	—	0.9
Employee 401K match with Vertiv stock	69,309	—	1.3	—	—	1.3
Exercise of warrants (1)	9,346,822	—	176.0	—	—	176.0
Stock-based compensation	—	—	5.6	—	—	5.6
Other comprehensive income (loss), net of tax	—	—	—	—	1.1	1.1
Balance at March 31, 2021	351,516,790	$—	$1,975.6	$(1,299.5)	$52.6	$728.7
Net income (loss)	—	$—	$—	$9.7	$—	$9.7
Exercise of employee stock options	120,721	—	1.4	—	—	1.4
Stock comp activity, net of withholdings for tax(2)	586,139	—	(0.8)	—	—	(0.8)
Employee 401K match with Vertiv stock	107,890	—	2.3	—	—	2.3
Other comprehensive income (loss), net of tax	—	—	—	—	2.4	2.4
Balance at June 30, 2021	352,331,540	$—	$1,978.5	$(1,289.8)	$55.0	$743.7

Balance at December 31, 2021	375,801,857	$—	$2,597.5	$(1,215.4)	$35.6	$1,417.7
Net income (loss)	—	—	—	8.5	—	8.5
Exercise of employee stock options	89,566	—	1.0	—	—	1.0
Stock-based compensation	—	—	6.6	—	—	6.6
Employee 401K match with Vertiv stock	100,541	—	2.3	—	—	2.3
Other comprehensive income (loss), net of tax	—	—	—	—	18.0	18.0
Balance at March 31, 2022	375,991,964	$—	$2,607.4	$(1,206.9)	$53.6	$1,454.1
Net income (loss)	—	$—	$—	$20.3	$—	$20.3
Exercise of employee stock options	4,279	—	0.1	—	—	0.1
Stock comp activity, net of withholdings for tax(3)	563,597	—	2.9	—	—	2.9
Employee 401K match with Vertiv stock	161,333	—	2.2	—	—	2.2
Other comprehensive income (loss), net of tax	—	—	—	—	(127.9)	(127.9)
Balance at June 30, 2022	376,721,173	$—	$2,612.6	$(1,186.6)	$(74.3)	$1,351.7
(1)The exercise of warrants includes $107.5 of cash received during the three months ended March 31, 2021 for the exercise of public warrants.
(2)Net stock compensation activity includes 906,197 vested shares valued at $6.2 offset by 320,058 shares withheld for taxes valued at $7.0.
(3)Net stock compensation activity includes 876,358 vested shares valued at $7.2 offset by 312,761 shares withheld for taxes valued at $4.3.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Vertiv Holdings Co
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share amounts)
(1) DESCRIPTION OF BUSINESS
Vertiv Holdings Co (“Holdings Co”, and together with its majority-owned subsidiaries, “Vertiv”, “we”, “our”, or “the Company”), formerly known as GS Acquisition Holdings Corp, provides mission-critical infrastructure technologies and life cycle services for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include AC and DC power management products, thermal management products, integrated rack systems, modular solutions, management systems for monitoring and controlling digital infrastructure, and service. Vertiv manages and reports results of operations for three reportable segments: Americas; Asia Pacific; and Europe, Middle East & Africa.
(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its subsidiaries in which the Company has a controlling interest. These unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented.
The presentation of certain prior period amounts have been reclassed to conform with current year presentation. For the three and six months ended June 30, 2021, $49.9 and $90.2 of net sales and $32.8 and $62.6 of cost of sales from products were reclassified to services, respectively.
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates. Results for these interim periods are not necessarily indicative of results to be expected for the full year due to, among other reasons, the continued uncertainty of general economic conditions due to the COVID-19 pandemic that has impacted, and may continue to impact, the Company's sales channels, supply chain, manufacturing operations, workforce, or other key aspects of the Company's operations.
The notes included herein should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
(3) ACQUISITION
On November 1, 2021, the Company, through its wholly-owned subsidiaries Vertiv Holdings Ireland DAC, a private company limited by shares incorporated in Ireland and Vertiv International Holding Corporation, an Ohio corporation acquired the shares of E&I Engineering Ireland Limited, a private company limited by shares incorporated in Ireland, and its affiliate Powerbar Gulf LLC (“E&I”).
As of June 30, 2022 in conjunction with the E&I acquisition, the value of the contingent earnout is zero based on E&I's projected future results. For the three and six months ended June 30, 2022 the decrease in the fair value of contingent consideration of $(2.2) and $(3.7), respectively, is included within “Other operating expense (income)” on the Unaudited Condensed Consolidated Statements of Earnings (Loss).

During the measurement period there was one change to the purchase price allocation. The measurement period adjustment did not have a material impact on the Unaudited Condensed Consolidated Statements of Earnings (Loss). The measurement period adjustment was related to a final working capital adjustment to the purchase price. The following is the preliminary purchase price allocation of assets acquired and liabilities assumed as of the acquisition date and related adjustments thereafter:

	Preliminary Allocation	Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$87.7	$—	$87.7
Inventories	50.1	—	50.1
Other current assets	15.7	—	15.7
Property, plant and equipment	87.1	—	87.1
Goodwill	748.2	5.0	753.2
Other intangible assets	1,004.2	—	1,004.2
Other assets	10.4	—	10.4
Accounts payable	33.9	—	33.9
Accrued expenses and other liabilities	50.0	—	50.0
Deferred income taxes	129.8	—	129.8
Other long-term liabilities	24.3	—	24.3
Net assets acquired and liabilities assumed	$1,765.4	$5.0	$1,770.4
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets recognized for E&I, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the consummation of the acquisition of E&I. The goodwill arising from the acquisition is not expected to be deductible for tax purposes. The adjusted preliminary goodwill allocation of $277.0 and $476.2 is allocated to the Americas and the Europe, Middle East & Africa segments, respectively.
The following table represents the definite lived intangible assets acquired, the preliminary fair values and respective useful lives as of the acquisition date:

	Useful Life	Preliminary Fair Value
Customer relationships	15 to 16 years	$731.6
Developed technology	13 years	180.7
Trademarks	15 to 16 years	52.3
Backlog	1 year	39.6
Total intangible assets		$1,004.2
The Company used the multi-period excess earnings method to value the customer relationship intangible assets and the relief from royalty method to value the developed technology intangible assets. The significant assumptions used to estimate the fair value of customer relationships included forecasted earnings before interest, taxes, and amortization, customer attrition rates and a discount rate. The significant assumptions used to estimate the fair value of developed technology included the forecasted revenues, royalty rates and a discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The estimated weighted-average useful life was 14.2 years for finite lived intangible assets.
For the three and six months ended June 30, 2022, E&I net sales were $114.2 and $201.7, respectively, which are included in “Net sales” and operating losses of $6.8 and $23.6, respectively, are included in “Income (loss) before income taxes, net” on the Unaudited Condensed Consolidated Statement of Earnings (Loss).
Pro Forma Financial Information
In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the three and six months ended June 30, 2021 assumes the E&I business combination was completed on January 1, 2020. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense and amortization of debt issuance costs, accounting policies applied to E&I after the business combination, amortization of intangibles associated with the business combination and the effects of adjustments made to the carrying value of certain assets.

Unaudited proforma information	Three months ended June 30, 2021	Six months ended June 30, 2021
Net sales	$1,369.4	$2,562.2
Net income (loss)	(4.8)	19.1
The unaudited pro forma results contain adjustments to give effect to pro forma events that are directly attributable to the business combination, factually supportable, and expected to have a continuing impact on the combined results. Pro forma data may not be indicative of the results that would have been obtained had the business combination occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the Company has incurred or may incur to integrate the acquired business.
(4) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended June 30, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$368.9	$243.0	$234.8	$846.7
Services & spares	187.6	112.9	68.7	369.2
Integrated rack solutions	90.7	51.3	41.5	183.5
Total	$647.2	$407.2	$345.0	$1,399.4

Timing of revenue recognition:
Products and services transferred at a point in time	$452.4	$328.5	$247.7	$1,028.6
Products and services transferred over time	194.8	78.7	97.3	370.8
Total	$647.2	$407.2	$345.0	$1,399.4

	Three months ended June 30, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$305.3	$239.8	$181.7	$726.8
Services & spares	179.6	106.3	77.3	363.2
Integrated rack solutions	80.0	51.9	38.4	170.3
Total	$564.9	$398.0	$297.4	$1,260.3

Timing of revenue recognition:
Products and services transferred at a point in time	$403.1	$315.8	$248.3	$967.2
Products and services transferred over time	161.8	82.2	49.1	293.1
Total	$564.9	$398.0	$297.4	$1,260.3

	Six months ended June 30, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$663.2	$426.8	$421.6	$1,511.6
Services & spares	352.3	217.5	133.6	703.4
Integrated rack solutions	166.8	95.7	78.3	340.8
Total	$1,182.3	$740.0	$633.5	$2,555.8

Timing of revenue recognition:
Products and services transferred at a point in time	$830.5	$584.9	$452.7	$1,868.1
Products and services transferred over time	351.8	155.1	180.8	687.7
Total	$1,182.3	$740.0	$633.5	$2,555.8

	Six months ended June 30, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$584.8	$455.8	$314.1	$1,354.7
Services & spares	333.7	201.8	149.4	684.9
Integrated rack solutions	147.9	97.8	73.4	319.1
Total	$1,066.4	$755.4	$536.9	$2,358.7

Timing of revenue recognition:
Products and services transferred at a point in time	$763.6	$597.4	$443.3	$1,804.3
Products and services transferred over time	302.8	158.0	93.6	554.4
Total	$1,066.4	$755.4	$536.9	$2,358.7
The opening and closing balances of current and long-term contract assets and current and long-term deferred revenue as of June 30, 2022 and December 31, 2021 were as follows:

	Balances at June 30, 2022	Balances at December 31, 2021
Deferred revenue - current (1)	$281.4	$238.9
Deferred revenue - noncurrent (2)	47.1	59.9
Other contract liabilities - current (1)	49.2	52.1
(1)    Current deferred revenue and contract liabilities are included within “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
(2)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize revenue of $19.9, $16.5 and $10.7 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
(5) RESTRUCTURING COSTS
Restructuring costs include expenses associated with the Company's efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include costs of moving fixed assets, employee training, relocation, and facility costs.

Restructuring costs by business segment were as follows:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Americas	$0.5	$1.4	$1.0	$2.1
Asia Pacific	—	3.2	—	3.4
Europe, Middle East & Africa	0.3	(3.8)	0.7	(2.7)
Corporate	—	0.3	(0.1)	0.3
Total	$0.8	$1.1	$1.6	$3.1
The change in the liability for the restructuring of operations during the six months ended June 30, 2022 were as follows:

	December 31, 2021	Expense	Paid/Utilized	June 30, 2022
Severance and benefits	$33.8	$0.1	$(13.5)	$20.4
Plant closing and other	0.2	1.5	(1.5)	0.2
Total	$34.0	$1.6	$(15.0)	$20.6
The change in the liability for the restructuring of operations during the six months ended June 30, 2021 were as follows:

	December 31, 2020	Expense	Paid/Utilized	June 30, 2021
Severance and benefits	$68.9	$(0.4)	$(15.8)	$52.7
Plant closing and other	0.4	3.5	(3.6)	0.3
Total	$69.3	$3.1	$(19.4)	$53.0
(6) DEBT
Long-term debt, net, consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Term Loan due 2027 at 3.87% and 2.84% at June 30, 2022 and December 31, 2021, respectively	$2,150.7	$2,161.7
Senior Secured Notes due 2028 at 4.125% at both June 30, 2022 and December 31, 2021	850.0	850.0
ABL Revolving Credit Facility	175.0	—
Unamortized discount and issuance costs	(36.4)	(39.4)
	3,139.3	2,972.3
Less: Current Portion	(21.8)	(21.8)
Total long-term debt, net of current portion	$3,117.5	$2,950.5
ABL Revolving Credit Facility
At June 30, 2022, Vertiv Group Corporation (a wholly-owned subsidiary of the Company), as the “Borrower,” and certain subsidiaries of the Borrower as co-borrowers (the “Co-Borrowers”), had $262.3 of availability under the Asset Based Revolving Credit Facility (the “ABL Revolving Credit Facility“) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $17.7, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At June 30, 2022, there was a $175.0 balance on the ABL Revolving Credit Facility with a weighted-average borrowing rate of 2.44%. At December 31, 2021, there was no borrowing balance on the ABL Revolving Credit Facility.
Short-Term Borrowings
As of June 30, 2022, we had short-term borrowings of $17.9 with a borrowing rate of 3.7% included in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheets.

(7) LEASES
The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 20 years, some of which have renewal and termination options. Termination options are exercisable at the Company's option. Lease terms used to recognize right-of-use assets and lease liabilities include periods covered by options to extend the lease where the Company is reasonably certain to exercise that option and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option. The majority of the Company's leases are operating leases. Finance leases, which are recorded in “Property, plant, and equipment, net,” are immaterial to the Company's Unaudited Condensed Consolidated Financial Statements.

Operating lease expenses are recorded in “Cost of sales” and “Selling, general and administrative expenses” on the Unaudited Condensed Consolidated Statements of Earnings (Loss). Refer to the below table for a summary of these lease expenses:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Operating lease cost	$14.3	$14.9	$28.3	$28.6
Short-term and variable lease cost	5.5	5.3	12.3	10.5
Total lease cost	$19.8	$20.2	$40.6	$39.1
Supplemental cash flow information related to operating leases is as follows:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - Payments on operating leases	$28.2	$27.9
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$29.1	$45.4
Supplemental balance sheet information related to operating leases is as follows:

	Financial statement line item	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$153.1	$152.9

Operating lease liabilities	Accrued expenses and other liabilities	$41.7	$42.1
Operating lease liabilities	Other long-term liabilities	112.7	113.6
Total lease liabilities		$154.4	$155.7
Weighted-average remaining lease terms and discount rates for operating leases are as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term	5.8 years	5.5 years
Weighted-average discount rate	5.2%	5.2%

Maturities of lease liabilities are as follows:

	June 30, 2022	December 31, 2021
	Operating Leases
2022	$26.1	$50.5
2023	46.0	41.5
2024	34.5	30.0
2025	22.4	18.7
2026	13.5	10.3
Thereafter	42.6	32.3
Total Lease Payments	185.1	183.3
Less: Imputed Interest	(30.7)	(27.6)
Present value of lease liabilities	$154.4	$155.7
(8) INCOME TAXES
The Company's effective tax rate was 36.0%, 44.7%, 11.8%, and 21.4% for the three and six months ended June 30, 2022 and 2021, respectively. The effective tax rate in the three and six months ended June 30, 2022 is primarily influenced by the mix of income between the Company's U.S. and non-U.S. operations, net of changes in valuation allowances offset by the positive impact of non-taxable changes in fair value of the warrant liabilities. The effective rates for the comparative three and six month period were primarily influenced by the mix of income between the Company's U.S. and non-U.S. operations, net of changes in valuation allowances, and reflect the negative impact of non-deductible changes in fair value of the warrant liabilities as well as a discrete tax adjustment related to legislative changes enacted in the comparative period.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of June 30, 2022, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(9) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
The Company purchased and sold goods in the ordinary course of business with affiliates of Platinum Equity Advisors, LLC. For the three and six months ended June 30, 2022 and 2021 purchases were $34.4, $69.3, $19.1 and $33.7, respectively. For the three and six months ended June 30, 2022 sales were $19.7 and $51.1, respectively, and were insignificant for the three and six months ended June 30, 2021. Accounts payable were $1.7 and $3.9 as of June 30, 2022 and December 31, 2021, respectively. Accounts receivable were $27.0 and $42.9 as of June 30, 2022 and December 31, 2021, respectively.
Tax Receivable Agreement
On December 31, 2021, the Company and an affiliate of Platinum Equity Advisors (the "Vertiv Stockholder") agreed to amend and supplement the tax receivable agreement entered into by the Company and the Vertiv Stockholder on February 7, 2020, (the “Tax Receivable Agreement”) to replace the Company’s remaining payment obligations under the Tax Receivable Agreement with an obligation to pay $100 in cash in two equal installments. The first installment payment was scheduled to be on or before June 15, 2022 and the second payment was scheduled to be due on or before September 15, 2022. On June 15, 2022, the Company and the Vertiv Stockholder agreed to further amend the payment schedule under the Tax Receivable Agreement into three installment payments, wherein the first installment payment of $12.5 became due and was paid on June 15, 2022, the second installment of $12.5 will be due on or before September 15, 2022, and the third installment of $75 will be due on or before November 15, 2022. Upon receipt of the third installment payment, the Tax Receivable Agreement will terminate and the Company will not be required to make any further payments to the Vertiv Stockholder under the Tax Receivable Agreement.
For the three and six months ended June 30, 2021 the Company recorded $(0.1) and $1.6, respectively, of accretion expense in “Interest expense, net” in the Unaudited Condensed Consolidated Statement of Earnings (Loss). For the three and six months ended June 30, 2021, an unrealized gain (loss) of $(9.4) and $(5.3) was recorded in “Other comprehensive income (loss), net” in the Unaudited Condensed Consolidated Comprehensive Income (Loss), related to the change in fair value of the tax receivable liability.

(10) OTHER FINANCIAL INFORMATION

	June 30, 2022	December 31, 2021
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$194.4	$439.1
Restricted cash included in other current assets	10.9	8.0
Total cash, cash equivalents, and restricted cash	$205.3	$447.1

	June 30, 2022	December 31, 2021
Inventories
Finished products	$276.3	$236.5
Raw materials	354.5	274.8
Work in process	163.8	105.0
Total inventories	$794.6	$616.3

	June 30, 2022	December 31, 2021
Property, plant and equipment, net
Machinery and equipment	$381.9	$373.6
Buildings	295.7	304.8
Land	43.2	42.1
Construction in progress	43.8	34.8
Property, plant and equipment, at cost	764.6	755.3
Less: Accumulated depreciation	(290.8)	(266.0)
Property, plant and equipment, net	$473.8	$489.3

	June 30, 2022	December 31, 2021
Accrued expenses and other liabilities
Deferred revenue	$281.4	$238.9
Accrued payroll and other employee compensation	107.0	125.8
Restructuring (see Note 5)	20.6	34.0
Operating lease liabilities (see Note 7)	41.7	42.1
Product warranty	26.3	30.0
Contract liabilities (see Note 4)	49.2	52.1
Tax Receivable Agreement (see Note 9)	87.5	100.0
Other	303.0	330.5
Total	$916.7	$953.4

	Six months ended June 30, 2022	Six months ended June 30, 2021
Change in product warranty accrual
Balance at the beginning of the period	$30.0	$36.5
Provision charge to expense	5.8	11.3
Paid/utilized	(9.5)	(11.9)
Balance at the end of the period	$26.3	$35.9
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
Level 1 — inputs include observable unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 — inputs include other than quoted prices in active markets that are either directly or indirectly observable
Level 3 — inputs include unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
In determining fair value, the Company uses various valuation techniques and prioritizes the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the instrument. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management judgment. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.
Recurring fair value measurements
A summary of the Company's financial instruments recognized at fair value, and the fair value measurements used are as follows:

		As of June 30, 2022
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$18.3	$—	$18.3	$—
Interest rate swaps	Other noncurrent assets	66.6	—	66.6	—
Total assets		$84.9	$—	$84.9	$—

Liabilities:
Private warrants	Warrant liabilities	$15.8	$—	$15.8	$—
Total liabilities		$15.8	$—	$15.8	$—

		As of December 31, 2021
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other noncurrent assets	$16.1	$—	$16.1	$—
Total assets		$16.1	$—	$16.1	$—

Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$7.4	$—	$7.4	$—
Contingent consideration	Accrued expenses and other liabilities	3.7	—	—	3.7
Private warrants	Warrant liabilities	149.6	—	149.6	—
Total liabilities		$160.7	$—	$157.0	$3.7
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
The Company uses interest rate swaps to manage the interest rate mix of the Company's total debt portfolio and related overall cost of borrowing. At June 30, 2022 and December 31, 2021, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR based floating rate debt for fixed rate debt. The Company's interest rate swaps mature in March 2027. The Company recognized $1.7, $4.3, $2.6, and $5.3 of expense within “Other operating expense (income)” on the Unaudited Condensed Consolidated Statements of Earnings (Loss) for the three and six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, the Company expects that approximately $18.3 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $6.8 for both the three and six months ended June 30, 2022 and are included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). As of June 30, 2022, approximately $227.5 of the Company's intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Private warrants — the fair value of the private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model.
The significant assumptions which the Company used in the model are:

Warrant valuation inputs	June 30, 2022	December 31, 2021
Stock price	$8.22	$24.97
Strike price	$11.50	$11.50
Remaining life	2.60	3.10
Volatility	43.0%	34.2%
Interest rate (1)	2.96%	0.98%
Dividend yield (2)	0.12%	0.04%
(1)    Interest rate determined from a constant maturity treasury yield.
(2)    June 30, 2022 and December 31, 2021 dividend yield assumes $0.01 per share per annum.

Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$1,989.4	$2,150.7	$2,148.2	$2,161.7
Senior Secured Notes due 2028	697.0	850.0	853.2	850.0
ABL Revolving Credit Facility due 2025	175.0	175.0	—	—
(1)See “Note 6 — Debt” for additional information.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Foreign currency translation, beginning	$3.5	$68.8	$39.8	$104.9
Other comprehensive income (loss)	(149.9)	20.2	(186.2)	(15.9)
Foreign currency translation, ending	(146.4)	89.0	(146.4)	89.0
Interest rate swaps, beginning	62.9	1.1	8.7	(32.8)
Unrealized gain (loss) deferred during the period (1)	22.0	(8.6)	76.2	25.3
Interest rate swaps, ending	84.9	(7.5)	84.9	(7.5)
Pension, beginning	(12.8)	(20.5)	(12.9)	(19.7)
Actuarial gain (losses) recognized during the period, net of income taxes	—	0.2	0.1	(0.6)
Pension, ending	(12.8)	(20.3)	(12.8)	(20.3)
Tax Receivable Agreement, beginning	—	3.2	—	(0.9)
Unrealized gain (loss) during the period (2)	—	(9.4)	—	(5.3)
Tax Receivable Agreement, ending	—	(6.2)	—	(6.2)
Accumulated other comprehensive income (loss)	$(74.3)	$55.0	$(74.3)	$55.0
(1)During the three and six months ended June 30, 2022 and 2021, $1.7, $4.3, $2.6 and $5.3, respectively, was reclassified into earnings.
(2)The fair value movement on the Tax Receivable Agreement attributable to the Company's own credit risk spread was recorded in “Other comprehensive income (loss)” prior to amending the Tax Receivable Agreement.

(13) SEGMENT INFORMATION
Operating profit (loss) is the primary income measure the Company uses to assess segment performance and make operating decisions. Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include stock-based compensation, other incentive compensation, change in fair value of warrant liabilities, asset impairments, and costs that support centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management.
Vertiv determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments.
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
•Integrated rack solutions includes racks, rack power, rack power distribution, rack thermal systems, configurable integrated solutions; and hardware for managing IT equipment.
•Services & spares includes preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and digital critical infrastructure software.
Asia Pacific includes products and services sold for applications within the data center, communication networks and commercial/industrial markets throughout Greater China, Australia & New Zealand, South East Asia, and India. Products and services offered are similar to the Americas segment.
Europe, Middle East & Africa includes products and services sold for applications within the data center, communication networks and commercial/industrial markets in Europe, Middle East & Africa. Products and services offered are similar to the Americas segment.

Reportable Segments

Sales	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Americas	$654.3	$568.2	$1,203.3	$1,074.1
Asia Pacific	436.6	416.3	790.4	793.9
Europe, Middle East & Africa	397.6	310.2	715.6	560.6
	1,488.5	1,294.7	2,709.3	2,428.6
Eliminations	(89.1)	(34.4)	(153.5)	(69.9)
Total	$1,399.4	$1,260.3	$2,555.8	$2,358.7

Intersegment sales (1)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Americas	$7.1	$3.3	$21.0	$7.7
Asia Pacific	29.4	18.3	50.4	38.5
Europe, Middle East & Africa	52.6	12.8	82.1	23.7
Total	$89.1	$34.4	$153.5	$69.9
(1)Intersegment selling prices approximate market prices.

Operating profit (loss)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Americas	$82.5	$128.6	$140.4	$255.0
Asia Pacific	68.5	62.8	110.0	115.9
Europe, Middle East & Africa	61.8	62.4	95.0	95.8
Total reportable segments	212.8	253.8	345.4	466.7
Foreign currency gain (loss)	(2.9)	(4.1)	(1.6)	2.8
Corporate and other	(127.9)	(115.6)	(249.3)	(223.8)
Total corporate, other and eliminations	(130.8)	(119.7)	(250.9)	(221.0)
Amortization of intangibles	(55.8)	(31.9)	(113.5)	(63.7)
Operating profit (loss)	$26.2	$102.2	$(19.0)	$182.0
(14) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) adjusted for the gain on fair value of warrant liability, if the warrants are in-the-money and the impact is dilutive, by the weighted-average number of common shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive equity-based compensation and warrants.

The details of the earnings per share calculations for the three and six months ended June 30, 2022 and 2021 are as follows:

(In millions, except share and per share amounts)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Basic earnings (loss) per share computation:
Net income (loss)	$20.3	$9.7	$28.8	$41.4
Weighted-average number of shares outstanding - basic	376,594,660	352,199,184	376,285,196	350,908,612
Basic earnings per share	0.05	0.03	$0.08	$0.12

Diluted earnings (loss) per share computation:
Net income (loss)	20.3	$9.7	$28.8	$41.4
Gain on fair value of warrant liabilities(1)	—	—	(133.8)	—
Net income (loss) adjusted for the gain on fair value of warrant liabilities	$20.3	$9.7	$(105.0)	$41.4

Weighted-average number of shares outstanding - basic	376,594,660	352,199,184	376,285,196	350,908,612
Dilutive effect of private warrants	—	—	2,208,018	—
Dilutive effect of equity-based compensation	663,194	4,453,627	—	3,975,257
Weighted-average number of shares outstanding - diluted	377,257,854	356,652,811	378,493,214	354,883,869
Diluted earnings (loss) per share	0.05	0.03	$(0.28)	$0.12
(1)For the three months ended June 30, 2022, the warrants were out of the money and therefore the net income is not adjusted for the gain on fair value of warrant liabilities to calculate diluted earnings (loss) per share.
The dilutive effect of private warrants was 2.2 million during the six months ended June 30, 2022. Additional equity-based compensation awards and warrants were also outstanding during the three and six months ended June 30, 2022, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards represent 20.3 million and 11.1 million shares for the three and six months ended June 30, 2022, respectively.
The dilutive effect of equity-based compensation awards was 4.5 million and 4.0 million during the three and six months ended June 30, 2021, respectively. Additional equity-based compensation awards and warrants were also outstanding during the three and six months ended June 30, 2021, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards and warrants represented 0.5 million and 5.5 million shares for the three months ended June 30, 2021, and 1.0 million and 6.5 million shares for the six months ended June 30, 2021, respectively.
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

On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of payment outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling stockholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling stockholders. On September 6, 2019, the selling stockholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration allegedly due to them. The selling stockholders asserted that the applicable 2018 operating results were exceeded and that Vertiv owed $34.5 in earn-out, the highest amount of earn-out possible under the agreement. On December 21, 2021, the parties agreed to a settlement term sheet, which includes, among other terms, the following: the Company agreed to pay $21.5 to the selling stockholders of Energy Labs; a full and complete mutual waiver, release and discharge of all claims and liabilities; and a dismissal of the pending lawsuit. The parties executed a Settlement Agreement on December 30, 2021 consistent with the aforementioned terms. On January 12, 2022, the Company paid the agreed upon settlement of $21.5.
On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with, the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. On December 31, 2021, the parties entered into a settlement agreement on ordinary and customary terms, settling all of the disputes between them. As of June 30, 2022 and December 31, 2021 the settlement was recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheet.
On March 24, 2022, a putative securities class action, Kirk Vinings v. Vertiv Holdings Co, 22-cv-2416, was filed against Vertiv, Rob Johnson, and David Fallon in the Southern District of New York. The plaintiff asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 on behalf of a putative class of all persons and entities that purchased or otherwise acquired Vertiv securities between April 28, 2021 and February 23, 2022, relating to certain disclosures contained in filings made by the Company with the SEC during 2021. On May 13, 2022, the plaintiff voluntarily dismissed his lawsuit.
On May 3, 2022, a related putative securities class action, In re Vertiv Holdings Co Securities Litigation, 22-cv-3572, was filed against Vertiv, certain of the Company’s officers and directors, and other defendants in the Southern District of New York. The complaint alleges that certain of the Company’s public statements were materially false and/or misleading with respect to inflationary and supply chain pressures and pricing issues, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. These claims are asserted on behalf of a putative class of all persons and entities that (i) purchased Vertiv securities between February 24, 2021 and February 23, 2022; and/or (ii) purchased Vertiv securities in or traceable to the November 4, 2021 secondary public offering by a selling stockholder pursuant to a resale registration statement. While the Company believes it has meritorious defenses against the plaintiff’s claims, the Company is unable at this time to predict the outcome of this dispute or the amount of any cost associated with its resolution.
At June 30, 2022, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise indicates or requires, references to (1) “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2022, filed with the SEC on May 2, 2022, and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “2021 Form 10-K”).
Cautionary Note Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q, and other statements that Vertiv may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to Vertiv’s future financial or business performance, strategies or expectations, and as such are not historical facts. This includes, without limitation, statements regarding Vertiv's financial position, capital structure, indebtedness, business strategy and plans and objectives of Vertiv management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Vertiv cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on Vertiv. There can be no assurance that future developments affecting Vertiv will be those that Vertiv has anticipated. Vertiv undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in the 2021 Form 10-K. These risk factors and those identified elsewhere in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of Vertiv’s customers’ markets; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; competition in the infrastructure technologies industry; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; failure to properly manage Vertiv’s supply chain or difficulties with third-party manufacturers; our ability to forecast changes in prices, including due to inflation in material, freight and/or labor costs, and timely implement measures necessary to mitigate the impacts of any such changes; risks associated with our significant backlog, including that the impacts of any measures taken to mitigate inflation will not be reflected in our financial statements immediately; failure to meet or anticipate technology changes; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; Vertiv’s ability to realize cost savings in connection with Vertiv's restructuring program; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; changes to tax law; ongoing tax audits; costs or liabilities associated with product liability; the global scope of Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the U.S. and abroad; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; risks associated with current or potential litigation or claims against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; exposure to increases in interest rates set by central banking authorities; failure to maintain internal controls over financial reporting; the unpredictability of Vertiv’s future operational results, including the ability to grow and manage growth profitably; potential net losses in future periods; Vertiv’s level of indebtedness and the ability to incur additional indebtedness; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements that is not fully within our control; Vertiv’s ability to access funding through capital markets; the Vertiv Stockholder’s significant ownership and influence over the Company; risks associated with Vertiv’s obligations to pay the Vertiv Stockholder portions of the tax benefits relating to pre-business combination tax assets and attributes; resales of Vertiv's securities may cause volatility in the market price of our securities; Vertiv's organizational documents contain provisions that may discourage unsolicited takeover proposals; Vertiv's certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of Vertiv’s subsidiaries to pay dividends; volatility in Vertiv's stock price due to various market and operational factors; risks associated with the failure of industry analysts to provide coverage of Vertiv's business or securities; the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future acquisitions; risks associated with Vertiv's limited history of operating as an independent company; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.
Forward-looking statements included in or incorporated by reference into this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q or any earlier date specified for such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be filed with the SEC by Vertiv required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf may be qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•COVID-19 Pandemic: Unprecedented measures have been taken by governments and businesses to address the COVID-19 pandemic. These measures have included periodic shelter-in-place orders, restrictions on travel and business operations, temporary closures of businesses, quarantines, and attempts to institute various regulatory requirements. As a result of this pandemic, global economic activity has been significantly impacted, causing volatility and disruption in global financial markets. These responsive measures taken by many countries have affected, and could in the future materially impact, our business, results of operations, financial condition and stock price.
•The extent of the continuing impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including, without limitation, the extent, timing and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for products. Refer to Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors,” for more information. We continue to monitor the situation and will take further actions as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and stockholders. At the outset of the COVID-19 pandemic, we responded swiftly in support of our people, our clients and our communities. To protect our employees, and to do our part in stopping the spread of COVID-19, most of our salaried employees moved to a remote work environment. As we continue to monitor the situation, we have taken steps to cause our U.S. locations to return to a full-time workplace environment, which may require adjustment by employees or indirectly cause attrition. We recognize the benefits to our customers, associates, and stockholders of having full-time interaction, and we are working to balance those benefits with the ongoing concerns relating to the COVID-19 pandemic, macroeconomic conditions, and continued competition for talent.
•Supply Chain Constraints and Cost Increases: During 2022 and potentially beyond, aspects of our business continue to be affected by the COVID-19 pandemic as well as increasing costs for materials, freight and labor. Despite continued strong market demand, we expect that supply chain challenges and inflationary pressures will continue throughout 2022, with critical part shortages driving the need for additional spot buys at increased costs, and increased costs associated with premium freight to meet customer commitments. Additionally, logistical issues have significantly delayed the receipt of materials and, in some cases, we cannot procure critical parts at any price, creating production and delivery challenges pressuring the top and bottom line. We continue to take actions to improve our ability to forecast inflationary headwinds and reflect anticipated cost increases in our prices and will continue to take actions to address shortages and inflationary pressures, which are expected to continue, and may increase, throughout 2022. Based on the first six months of 2022, we anticipate continued pricing realization for the remainder of 2022, even within the current inflationary environment, as a result of the pricing actions that we undertook in the fourth quarter of 2021, the first six months of 2022, and which we will continue to take throughout the remainder of 2022.
•During the first six months of 2022, we have seen an increase in inventory build in order to support upcoming customer demand and large projects in addition to working through our significant backlog. We expect this trend to continue throughout the remainder of 2022 and potentially beyond as our backlog continues to increase.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021

(Dollars in millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	$ Change	% Change
Net sales	$1,399.4	$1,260.3	$139.1	11.0%
Cost of sales	1,027.9	851.0	176.9	20.8
Gross profit	371.5	409.3	(37.8)	(9.2)
Selling, general and administrative expenses	287.6	271.7	15.9	5.9
Amortization of intangibles	55.8	31.9	23.9	74.9
Restructuring costs	0.8	1.1	(0.3)	(27.3)
Foreign currency (gain) loss, net	2.9	4.1	(1.2)	(29.3)
Other operating expense (income)	(1.8)	(1.7)	(0.1)	5.9
Operating profit (loss)	26.2	102.2	(76.0)	(74.4)
Interest expense, net	33.4	20.0	13.4	67.0
Change in fair value of warrant liabilities	(38.9)	71.2	(110.1)	(154.6)
Income tax expense	11.4	1.3	10.1	776.9
Net income (loss)	$20.3	$9.7	$10.6	109.3%
Net Sales
Net sales were $1,399.4 in the second quarter of 2022, an increase of $139.1, or 11.0%, compared with $1,260.3 in the second quarter of 2021. The increase in sales was primarily driven by E&I sales of $114.2, higher sales volumes than prior year, and strong growth in the DC Power offering, partially offset by negative impacts from foreign currency of $58.6 and lower sales due to the divestiture of a heavy industrial UPS business of $16.6. By product offering, critical infrastructure & solutions sales increased $119.9 including $114.2 of E&I sales and offset by the negative impacts from foreign currency of $37.2. Integrated rack solutions sales increased $13.2 including the negative impacts from foreign currency of $6.9. Services & spares sales increased $6.0, including negative impacts from foreign currency of $14.5.
Excluding intercompany sales, net sales were $647.2 in the Americas, $407.2 in Asia Pacific and $345.0 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $1,027.9 in the second quarter of 2022, an increase of $176.9, or 20.8% compared to the second quarter of 2021. The increase in cost of sales was primarily driven by E&I costs of $83.8 and increased commodity and logistic costs, supply chain constraints and the impact of higher volumes. Gross profit was $371.5 in the second quarter of 2022, or 26.5% of sales, compared to $409.3, or 32.5% of sales in the second quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $287.6 in the second quarter of 2022, an increase of $15.9 compared to the second quarter of 2021. SG&A as a percentage of sales were 20.6% in the second quarter of 2022 compared with 21.6% in the second quarter of 2021. The increase in SG&A was primarily driven by E&I costs of $13.0, higher commissions as a result of higher order volume of $2.5.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $57.7 for the second quarter of 2022, which was a $22.3 increase from the second quarter of 2021. The increase was primarily due to an increase in amortization of intangibles of $23.9 associated with the acquisition of E&I on November 1, 2021.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of our predecessor GS Acquisition Holdings Corp. The change in fair value of the outstanding warrants during the second quarter of 2022 and 2021 resulted in a gain of $38.9 and a loss of $71.2, respectively. The change in fair value of warrants is the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments.
Interest Expense
Interest expense, net, was $33.4 in the second quarter of 2022 compared to $20.0 in the second quarter of 2021. The $13.4 increase is primarily driven by a $9.3 increase related to the Senior Secured Notes due 2028, which were not outstanding in the second quarter of 2021, a $3.4 increase related to the Term Loan due 2027, a $0.9 increase related to the ABL Revolving Credit Facility borrowings during the quarter, and slightly offset by a $0.9 decrease due to net settlement payments on our interest rate swaps as described in “Note 11 — Financial Instruments and Risk Management” to the Unaudited Condensed Consolidated Financial Statements. As interest rates increase, our interest expense will increase although the effect will be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $11.4 in the second quarter of 2022 versus $1.3 in the second quarter of 2021 and the $10.1 increase is primarily due to the change in mix of income in the countries in which we operate. The effective rate in the three months ended June 30, 2022 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of valuation allowances, and reflects the positive impact of non-taxable changes in fair value of the warrant liabilities. For the three months ended June 30, 2021, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the quarter. Negative tax impacts are partially offset by the benefit of certain internal reorganizations and tax elections outside the U.S.
Business Segments
The following is detail of business segment results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 13 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	$ Change	% Change
Net sales	$647.2	$564.9	$82.3	14.6%
Operating profit (loss)	82.5	128.6	(46.1)	(35.8)
Margin	12.7%	22.8%
Americas net sales of $647.2 in the second quarter of 2022 increased $82.3, or 14.6% from the second quarter of 2021. The increase in sales was primarily driven by E&I sales of $47.0 and higher sales volume than prior year. By product offering, net sales increased in critical infrastructure & solutions by $63.6 driven primarily by E&I sales as well as strong growth in Thermal, AC and DC Power, and energy storage offerings, service & spares increased by $8.0 due to improved customer site availability, and integrated rack solutions increased $10.7 primarily due to demand in integrated rack systems offering. Additionally, Americas net sales were negatively impacted by foreign currency of approximately $1.8.
Operating profit (loss) in the second quarter of 2022 was $82.5, a decrease of $46.1 compared with the second quarter of 2021. Margin decreased primarily due to increased commodity and logistic costs and supply chain constraints, partially offset by decreased year-over-year restructuring charges of $0.9.

Asia Pacific

(Dollars in millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	$ Change	% Change
Net sales	$407.2	$398.0	$9.2	2.3%
Operating profit (loss)	68.5	62.8	5.7	9.1
Margin	16.8%	15.8%
Asia Pacific net sales were $407.2 in the second quarter of 2022, an increase of $9.2, or 2.3% from the second quarter of 2021. Sales increases were primarily due to growth in India. By product offering, net sales increased in service & spares by $6.6, and critical infrastructure & solutions increased by $3.2, and decreased in integrated rack solutions by $0.6. Additionally, Asia Pacific net sales were negatively impacted by foreign currency of approximately $14.2.
Operating profit (loss) in the second quarter of 2022 was $68.5, an increase of $5.7 compared with the second quarter of 2021. Margin increased primarily due to decreased year-over-year restructuring charges of $3.2 and fixed cost improvement, partially offset by increased commodity and logistic costs and supply chain constraints.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	$ Change	% Change
Net sales	$345.0	$297.4	$47.6	16.0%
Operating profit (loss)	61.8	62.4	(0.6)	(1.0)
Margin	17.9%	21.0%
Europe, Middle East & Africa net sales were $345.0 in the second quarter of 2022, an increase of $47.6, or 16.0% from the second quarter of 2021. Sales increases were primarily due to E&I sales of $67.2 and higher selling prices, partially offset by the loss of net sales of $16.6 due to the divested heavy industrial UPS business. By product offering, net sales increased in critical infrastructure & solutions by $53.1 mostly due to E&I sales, increases in integrated rack solutions by $3.1, and partially offset by a decrease of $8.6 in service & spares. Additionally, Europe, Middle East & Africa net sales were negatively impacted by foreign currency of approximately $42.6.
Operating profit (loss) in the second quarter of 2022 was $61.8, a decrease of $0.6 compared with the second quarter of 2021. Margin decreased primarily due to increased commodity and logistic costs and supply chain constraints.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $130.8 and $119.7 in the second quarter of 2022 and 2021, respectively. Corporate and other costs increased $11.1 compared with the second quarter of 2021 primarily due to IT investments of $11.3, research and development costs of $3.5, and partially offset by decreased year-over-year restructuring charges of $0.3.

Comparison of the Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021

(Dollars in millions)	Six months ended June 30, 2022	Six months ended June 30, 2021	$ Change	% Change
Net sales	$2,555.8	$2,358.7	$197.1	8.4%
Cost of sales	1,880.7	1,591.4	289.3	18.2
Gross profit	675.1	767.3	(92.2)	(12.0)
Selling, general and administrative expenses	579.8	521.8	58.0	11.1
Amortization of intangibles	113.5	63.7	49.8	78.2
Restructuring costs	1.6	3.1	(1.5)	(48.4)
Foreign currency (gain) loss, net	1.6	(2.8)	4.4	(157.1)
Other operating expense (income)	(2.4)	(0.5)	(1.9)	380.0
Operating profit (loss)	(19.0)	182.0	(201.0)	(110.4)
Interest expense, net	62.7	44.1	18.6	42.2
Loss on extinguishment of debt	—	0.4	(0.4)	(100.0)
Change in fair value of warrant liabilities	(133.8)	84.8	(218.6)	(257.8)
Income tax expense	23.3	11.3	12.0	106.2
Net income (loss)	$28.8	$41.4	$(12.6)	(30.4)%
Net Sales
Net sales were $2,555.8 in the first six months of 2022, an increase of $197.1, or 8.4%, compared with $2,358.7 in the first six months of 2021. The increase in sales was primarily driven by E&I sales of $201.7 and higher sales volumes than prior year, partially offset by the negative impacts from foreign currency of $76.8, and lower sales from the divested heavy industrial UPS business of $32.5. By product offering, critical infrastructure & solutions sales increased $156.9, which included negative impacts from foreign currency of $47.2. Integrated rack solutions sales increased $21.7, which included the negative impacts from foreign currency of $8.5. Services & spares sales increased $18.5, which included negative impacts from foreign currency of $21.1.
Excluding intercompany sales, net sales were $1,182.3 in the Americas, $740.0 in Asia Pacific and $633.5 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the “Business Segments” section below.
Cost of Sales
Cost of sales were $1,880.7 in the first six months of 2022, an increase of $289.3, or 18.2% compared to the first six months of 2021. The increase in cost of sales was primarily driven by E&I costs of $149.6 and increased commodity and logistic costs, and supply chain constraints, and the impact of higher volumes. Gross profit was $675.1 in the first six months of 2022, or 26.4% of sales, compared to $767.3, or 32.5% of sales, in the first six months of 2021.
Selling, General and Administrative Expenses
SG&A were $579.8 in the first six months of 2022, an increase of $58.0 compared to the first six months of 2021. SG&A as a percentage of sales was 22.7% for the six months ended June 30, 2022 compared with 22.1% in the six months ended June 30, 2021. The increase in SG&A was primarily driven by E&I costs of $25.5, increased research and development spend of $8.1, higher sales commissions as a result of higher order volume of $10.0, and increased professional service fees.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining other expenses were $114.3 for the first six months of 2022, which was a $50.8 increase from the first six months of 2021. The increase was primarily due to an increase in amortization of intangibles of $49.8 associated with the acquisition of E&I on November 1, 2021.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.4 for the first six months of 2021 related to lender fees associated with the amendment to our Term Loan due 2027. This was not repeated in 2022.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of our predecessor, GS Acquisition Holdings Corp. The change in fair value of the outstanding warrants liability during the first six months of 2022 and 2021 resulted in a gain of $133.8 and a loss of $84.8, respectively. The change in fair value of stock warrants was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments.
Interest Expense
Interest expense, net, was $62.7 in the first six months of 2022 compared to $44.1 in the first six months of 2021. The $18.6 increase was primarily due to a $18.7 increase related to the Senior Secured Notes due 2028, which were not outstanding in the first six months of 2021, and a $2.4 increase due to the Term Loan due 2027, slightly offset by a $1.6 decrease in accretion expense associated with the Tax Receivable Agreement. As interest rates increase, our interest expense will increase although the effect will be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $23.3 in the first six months of 2022 compared to $11.3 in the first six months of 2021 and the $12.0 increase is primarily due to the change in mix of income in the countries in which we operate. The effective rate in the first six months of 2022 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances which is offset by the positive impact of non-taxable changes in fair value of the warrant liabilities. In the first six months of 2021, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the first three months of the period. Negative tax impacts are partially offset by the benefit of certain internal reorganizations and tax elections outside the U.S.
Business Segments

The following is detail of business segment results for the six months ended June 30, 2022 compared to the six months ended June 30, 2022. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 13 — Segment Information,” of our unaudited condensed consolidated financial statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Six months ended June 30, 2022	Six months ended June 30, 2021	$ Change	% Change
Net sales	$1,182.3	$1,066.4	$115.9	10.9%
Operating profit (loss)	140.4	255.0	(114.6)	(44.9)
Margin	11.9%	23.9%
Americas net sales of $1,182.3 in the first six months of 2022 increased $115.9, or 10.9% from the first six months of 2021. The increase in sales was primarily driven by E&I sales of $64.0 and higher sales volumes compared to prior year. By product offering, net sales increased in critical infrastructure & solutions by $78.4 mostly due to E&I sales. Integrated rack solutions increased by $18.9 primarily due to higher rack power distribution unit sales. Service & spares increased by $18.6 due to improved customer site availability. Americas net sales were negatively impacted by foreign currency of approximately $1.8.
Operating profit (loss) in the first six months of 2022 was $140.4, a decrease of $114.6 compared with the first six months of 2021. Margin declined primarily due to increased commodity and logistic costs exceeding price realization.

Asia Pacific

(Dollars in millions)	Six months ended June 30, 2022	Six months ended June 30, 2021	$ Change	% Change
Net sales	$740.0	$755.4	$(15.4)	(2.0)%
Operating profit (loss)	110.0	115.9	(5.9)	(5.1)
Margin	14.9%	15.3%
Asia Pacific net sales were $740.0 in the first six months of 2022, a decrease of $15.4, or 2.0% from the first six months of 2021. Sales decreases were primarily due to lower volumes driven by supply chain constraints and customer site access as a result of COVID-19, particularly in China, and the expiration of governmental subsidies in our wind power business, partially offset by stronger sales elsewhere in the region, particularly in India. By product offering, net sales weakened in critical infrastructure & solutions and integrated rack solutions by $29.0 and $2.1, respectively, which was slightly offset by $15.7 of improvements in service & spares. Additionally, Asia Pacific net sales were negatively impacted by foreign currency of approximately $14.6.
Operating profit (loss) in the first six months of 2022 was $110.0, a decrease of $5.9 compared with the first six months of 2021. Margin declined primarily due to volume deleveraging, primarily in Greater China, and unfavorable mix, primarily in South East Asia. The impact of increased commodity and logistics costs was offset by price realization.
Europe, Middle East & Africa

(Dollars in millions)	Six months ended June 30, 2022	Six months ended June 30, 2021	$ Change	% Change
Net sales	$633.5	$536.9	$96.6	18.0%
Operating profit (loss)	95.0	95.8	(0.8)	(0.8)
Margin	15.0%	17.8%
Europe, Middle East & Africa net sales were $633.5 in the first six months of 2022, an increase of $96.6, or 18.0% from the first six months of 2021. Sales increases were primarily due to E&I sales of $137.7 and higher selling prices, partially offset by the loss of net sales of $32.5 due to our divestment of the heavy industrial UPS business. By product offering, net sales improved in critical infrastructure & solutions by $107.5 mostly related to E&I sales, improvements in integrated rack solutions by $4.9, and slightly offset by a $15.8 decrease in service & spares. Additionally, Europe, Middle East & Africa net sales were negatively impacted by foreign currency of approximately $60.4.
Operating profit (loss) in the first six months of 2022 was $95.0, a decrease of $0.8 compared with the first six months of 2021. Margin declined primarily due to increased commodity and logistic costs exceeding price realization.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $250.9 and $221.0 in the first six months of 2022 and 2021, respectively. Corporate and other costs increased $29.9 compared with the first six months of 2021 primarily due to research and development costs of $13.7, IT investments of $10.7, and E&I integration costs.
Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service. As previously disclosed in our 2021 Form 10-K, on October 22, 2021, Vertiv Group Corporation (the “Vertiv Group”), completed its offering (the “Offering”) of $850.0 aggregate principal amount of its Senior Secured Notes due 2028 (the “Notes”) in a private placement at par. The Notes will bear interest at a fixed rate of 4.125% per annum and mature on November 15, 2028.
We believe our current cash and cash equivalent levels, augmented by long-term debt arrangements and the ABL Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, as well as the resources necessary to invest for growth in existing businesses and manage our capital structure on a short- and long-term basis. We expect to continue to opportunistically access the capital and financing markets from time to time. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance that we will continue to have access to the capital and financing markets on acceptable terms.
At June 30, 2022, we had $194.4 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $455.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $145.0. At June 30, 2022, Vertiv Group and certain other subsidiaries of the Company had $262.3 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $17.7, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At June 30, 2022, there was a $175.0 balance on the ABL Revolving Credit Facility.
Long-Term Debt Obligations
Our long-term debt obligations are discussed in “Note 6 — Debt” in Part I. Item I. of this Form 10-Q, which contains further details of the long-term debt arrangements reflected in our Unaudited Condensed Consolidated Financial Statements, which debt was issued by the Company and certain of our subsidiaries as borrowers, co-borrowers or guarantors. “Note 11 — Financial Instruments and Risk Management” in Part I. Item I. of this Form 10-Q addresses our approach to interest rate risk management through the use of swaps to mitigate the effects of increases in interest rates.
Summary Statement of Cash Flows
Six Months Ended June 30, 2022 and 2021

(Dollars in millions)	2022	2021	$ Change	% Change
Net cash provided by (used for) operating activities	$(337.9)	$120.0	$(457.9)	(381.6)%
Net cash used for investing activities	(49.9)	(35.8)	(14.1)	(39.4)
Net cash provided by (used for) financing activities	153.5	91.7	61.8	67.4
Capital expenditures	(38.2)	(30.4)	(7.8)	(25.7)
Investments in capitalized software	(6.7)	(5.4)	(1.3)	(24.1)
Net Cash provided by (used for) Operating Activities
Net cash used for operating activities was $337.9 in the first six months of 2022, a $457.9 decrease in cash generation compared to the first six months of 2021. Net income from operations of $28.8 included $31.8 of net non-cash expense items, consisting of a gain on the change in fair value of warrant liabilities of $133.8 and deferred taxes of $9.2, partially offset by depreciation and amortization of $156.2, non-cash stock-based compensation expense of $13.8 and amortization of debt discount and issuance costs of $4.8. Trade working capital used $377.8 in comparison to $126.1 in the first six months of 2021, primarily as a result of increased accounts receivable associated with higher sales volume, inventory build to support forecasted sales and to meet customer demand, and a $8.7 payment related to a litigation settlement. Refer to “Note 15 — Commitments and Contingencies” in Part I. Item I. of this Form 10-Q for additional information related to this settlement.
Net Cash used for Investing Activities
Net cash used for investing activities was $49.9 in the first six months of 2022 compared to net cash used for investing activities of $35.8 in the first six months of 2021. The increased use of cash over the comparable period was primarily the result of increased capital expenditures and a $5.0 increase related to measurement period adjustment due to a final working capital adjustment to the purchase price.
Net Cash provided by (used for) Financing Activities
Net cash provided by financing activities was $153.5 in the first six months of 2022 compared to $91.7 provided by in the first six months of 2021. The increase was primarily the result of the proceeds of $175.0 from the ABL Revolving Credit Facility, offset by the lack of proceeds from the exercise of public warrants totaling $107.5 in 2021.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The 2021 financial statements, as part of the 2021 Form 10-K, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in “Note 1 - Summary of Significant Accounting Policies” of the 2021 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material changes in our quantitative and qualitative market risk disclosures from those described in our 2021 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
The Company's management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company's disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by this item is set forth in “Note 15 — Commitments and Contingencies” to the Company’s Unaudited Condensed Consolidated Financial Statements included in Part I Item 1 “Financial Statements”, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
Other than as noted below, there have been no material changes to the Company’s risk factors presented in Part 1, Item 1A of the 2021 Form 10-K.
We are required to pay the Vertiv Stockholder for a significant portion of the tax benefits relating to pre-Business Combination tax assets and attributes, regardless of whether any tax savings are realized.
On December 10, 2019 we entered into a tax receivable agreement (“Tax Receivable Agreement”), which generally provided for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings in U.S. federal, state, local and certain foreign taxes, that we actually realize (or are deemed to realize) in periods after the closing of the Business Combination as a result of (i) increases in the tax basis of certain intangible assets of Vertiv resulting from certain pre-Business Combination acquisitions, (ii) certain U.S. federal income tax credits for increasing research activities (so-called “R&D credits”) and (iii) tax deductions in respect of certain Business Combination expenses.
On December 31, 2021, the Company and the Vertiv Stockholder agreed to amend and supplement the Tax Receivable Agreement to replace our remaining payment obligations under the Tax Receivable Agreement with an obligation to pay $100 in cash in two equal installments. The first installment payment was scheduled to be due on or before June 15, 2022 and the second installment was scheduled to be due on or before September 15, 2022. On June 15, 2022, the Company and the Vertiv Stockholder agreed to further amend the payment schedule under the Tax Receivable Agreement into three installment payments wherein the first installment payment of $12.5 became due and was paid on June 15, 2022, the second installment of $12.5 will be due on or before September 15, 2022, and the third installment of $75 will be due on or before November 15, 2022. Upon receipt of the third installment payment, the Tax Receivable Agreement will terminate and we will not be required to make any further payments to the Vertiv Stockholder. In the event of a change of control of us prior to delivery of all installment payments, all unpaid installment payments (together with any accrued interest thereon) will accelerate and become payable upon the consummation of such change of control. In addition, in the event of a material breach by us of any of our material obligations under the amended Tax Receivable Agreement, all unpaid obligations will accelerate and become payable immediately and will accrue interest at a rate equal to the lesser of the Default Rate and the Maximum Rate (each, as defined in the amended Tax Receivable Agreement) until satisfied in full.
The acceleration of our obligations could have a substantial negative impact on our liquidity. Additionally, the obligation to make payments under the amended Tax Receivable Agreement, including the acceleration of our obligation to make payments in the event of a change of control, could make us a less attractive target for a future acquisition.
Because we do not presently know the tax savings we may realize in future periods, it is possible that the actual cash tax savings realized by us may be significantly less than the corresponding payments we are required to make under the amended Tax Receivable Agreement.
For more information about the Tax Receivable Agreement, please see the section entitled “Item 1. Business — Business Combination — Related Agreement — Tax Receivable Agreement” of the 2021 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A) Recent Sales of Unregistered Securities
None.
B) Use of Proceeds from our Initial Public Offering of Common Stock
Not applicable.
C) Repurchases of Shares or of Company Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement dated as of April 20, 2022 by and between Vertiv Holdings Co and Stephen Hen I Liang (filed herewith)
10.2
Amendment No. 1 to TRA Repurchase Agreement, dated as of June 15, 2022, by and between Vertiv Holdings Co and VPE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2022)

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2022	Vertiv Holdings Co
/s/ Rob Johnson
Name: Rob Johnson
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer