Form 10-Q
period 2022-09-30
Vertiv Holdings Co
filed 2022-10-31
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2022

or

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
Yes ☐ No ☒
As of October 28, 2022, there were 377,295,546 shares of the Company’s Class A common stock, par value $0.0001, issued and outstanding.

Part I. Financial Information

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net sales
Net sales - products	$1,135.4	$894.8	$3,039.8	$2,625.1
Net sales - services	345.7	334.1	997.1	962.5
Net sales	1,481.1	1,228.9	4,036.9	3,587.6
Costs and expenses
Cost of sales - products	838.5	653.4	2,301.7	1,870.4
Cost of sales - services	213.3	193.8	630.8	568.2
Cost of sales	1,051.8	847.2	2,932.5	2,438.6
Operating expenses
Selling, general and administrative expenses	295.2	257.8	875.0	779.6
Amortization of intangibles	54.2	31.6	167.7	95.3
Restructuring costs	(1.5)	(3.8)	0.1	(0.7)
Foreign currency (gain) loss, net	0.2	4.9	1.8	2.1
Asset impairments	—	8.7	—	8.7
Other operating expense (income)	1.2	0.7	(1.2)	0.2
Operating profit (loss)	80.0	81.8	61.0	263.8
Interest expense, net	38.8	22.4	101.5	66.5
Loss on extinguishment of debt	—	—	—	0.4
Change in fair value of warrant liabilities	9.8	(32.5)	(124.0)	52.3
Income (loss) before income taxes	31.4	91.9	83.5	144.6
Income tax expense	10.2	35.7	33.5	47.0
Net income (loss)	$21.2	$56.2	$50.0	$97.6

Earnings (loss) per share:
Basic	$0.06	$0.16	$0.13	$0.28
Diluted	$0.06	$0.15	$(0.20)	$0.27
Weighted-average shares outstanding:
Basic	377,016,981	352,482,900	376,531,805	351,439,095
Diluted	377,444,002	363,198,701	378,038,809	355,974,628

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net income (loss)	$21.2	$56.2	$50.0	$97.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	(146.1)	(28.0)	(332.3)	(43.9)
Interest rate swaps	30.9	2.7	107.1	28.0
Tax receivable agreement	—	2.2	—	(3.1)
Pension	0.1	0.1	0.2	(0.5)
Other comprehensive income (loss), net of tax	(115.1)	(23.0)	(225.0)	(19.5)
Comprehensive income (loss)	$(93.9)	$33.2	$(175.0)	$78.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$258.0	$439.1
Accounts receivable, less allowances of $15.9 and $14.1, respectively	1,743.8	1,536.4
Inventories	804.3	616.3
Other current assets	167.7	106.8
Total current assets	2,973.8	2,698.6
Property, plant and equipment, net	466.0	489.3
Other assets:
Goodwill	1,247.3	1,330.1
Other intangible assets, net	1,801.6	2,138.2
Deferred income taxes	43.3	47.9
Other	295.0	235.5
Total other assets	3,387.2	3,751.7
Total assets	$6,827.0	$6,939.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$21.8
Accounts payable	882.9	858.5
Accrued expenses and other liabilities	900.3	953.4
Income taxes	33.4	21.1
Total current liabilities	1,838.4	1,854.8
Long-term debt, net	3,223.8	2,950.5
Deferred income taxes	152.1	198.8
Warrant liabilities	25.6	149.6
Other long-term liabilities	320.0	368.2
Total liabilities	5,559.9	5,521.9
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 377,058,727 and 375,801,857 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,621.9	2,597.5
Accumulated deficit	(1,165.4)	(1,215.4)
Accumulated other comprehensive income (loss)	(189.4)	35.6
Total equity	1,267.1	1,417.7
Total liabilities and equity	$6,827.0	$6,939.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash flows from operating activities:
Net income (loss)	$50.0	$97.6
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	53.3	51.6
Amortization	178.6	105.5
Deferred income taxes	(22.0)	(22.3)
Amortization of debt discount and issuance costs	7.4	4.6
Loss on extinguishment of debt	—	0.4
Change in fair value of warrant liabilities	(124.0)	52.3
Asset impairment	—	8.7
Changes in operating working capital	(448.0)	(160.0)
Stock-based compensation	20.1	17.5
Payment of contingent consideration	(8.7)	—
Changes in tax receivable agreement	—	3.3
Other	(40.2)	15.2
Net cash provided by (used for) operating activities	(333.5)	174.4
Cash flows from investing activities:
Capital expenditures	(61.7)	(43.3)
Investments in capitalized software	(8.0)	(9.5)
Acquisition of business, net of cash acquired	(5.0)	—
Proceeds from disposition of property, plant and equipment	—	6.1
Net cash used for investing activities	(74.7)	(46.7)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	578.4	—
Repayments of ABL revolving credit facility and short-term borrowings	(281.5)	—
Repayment of long-term debt	(10.9)	(16.4)
Debt issuance costs	(0.5)	—
Proceeds from the exercise of warrants	—	107.5
Payment of tax receivable agreement	(25.0)	—
Payment of contingent consideration	(12.8)	—
Exercise of employee stock options	1.3	2.6
Employee taxes paid from shares withheld	(4.3)	(7.2)
Net cash provided by (used for) financing activities	244.7	86.5
Effect of exchange rate changes on cash and cash equivalents	(14.9)	(5.2)
Increase (decrease) in cash, cash equivalents and restricted cash	(178.4)	209.0
Beginning cash, cash equivalents and restricted cash	447.1	542.6
Ending cash, cash equivalents and restricted cash	$268.7	$751.6
Changes in operating working capital
Accounts receivable	$(257.0)	$(67.8)
Inventories	(202.3)	(147.7)
Other current assets	(4.2)	2.4
Accounts payable	42.2	63.1
Accrued expenses and other liabilities	(15.7)	5.7
Income taxes	(11.0)	(15.7)
Total changes in operating working capital	$(448.0)	$(160.0)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	342,024,612	$—	$1,791.8	$(1,331.2)	$51.5	$512.1
Net income (loss)	—	—	—	31.7	—	31.7
Exercise of employee stock options	76,047	—	0.9	—	—	0.9
Employee 401K match with Vertiv stock	69,309	—	1.3	—	—	1.3
Exercise of warrants (1)	9,346,822	—	176.0	—	—	176.0
Stock-based compensation	—	—	5.6	—	—	5.6
Other comprehensive income (loss), net of tax	—	—	—	—	1.1	1.1
Balance at March 31, 2021	351,516,790	$—	$1,975.6	$(1,299.5)	$52.6	$728.7
Net income (loss)	—	$—	$—	$9.7	$—	$9.7
Exercise of employee stock options	120,721	—	1.4	—	—	1.4
Stock comp activity, net of withholdings for tax (2)	586,139	—	(0.8)	—	—	(0.8)
Employee 401K match with Vertiv stock	107,890	—	2.3	—	—	2.3
Other comprehensive income (loss), net of tax	—	—	—	—	2.4	2.4
Balance at June 30, 2021	352,331,540	$—	$1,978.5	$(1,289.8)	$55.0	$743.7
Net income (loss)	—	—	$—	$56.2	$—	$56.2
Exercise of employee stock options	51,122	—	0.8	—	—	0.8
Stock comp activity, net of withholdings for tax (3)	27,069	—	5.5	—	—	5.5
Employee 401K match with Vertiv stock	89,975	—	2.5	—	—	2.5
Other comprehensive income (loss), net of tax	—	—	—	—	(23.0)	(23.0)
Balance at September 30, 2021	352,499,706	$—	$1,987.3	$(1,233.6)	$32.0	$785.7

Balance at December 31, 2021	375,801,857	$—	$2,597.5	$(1,215.4)	$35.6	$1,417.7
Net income (loss)	—	—	—	8.5	—	8.5
Exercise of employee stock options	89,566	—	1.0	—	—	1.0
Stock-based compensation	—	—	6.6	—	—	6.6
Employee 401K match with Vertiv stock	100,541	—	2.3	—	—	2.3
Other comprehensive income (loss), net of tax	—	—	—	—	18.0	18.0
Balance at March 31, 2022	375,991,964	$—	$2,607.4	$(1,206.9)	$53.6	$1,454.1
Net income (loss)	—	$—	$—	$20.3	$—	$20.3
Exercise of employee stock options	4,279	—	0.1	—	—	0.1
Stock comp activity, net of withholdings for tax (4)	563,597	—	2.9	—	—	2.9
Employee 401K match with Vertiv stock	161,333	—	2.2	—	—	2.2
Other comprehensive income (loss), net of tax	—	—	—	—	(127.9)	(127.9)
Balance at June 30, 2022	376,721,173	$—	$2,612.6	$(1,186.6)	$(74.3)	$1,351.7
Net income (loss)	—	$—	$—	$21.2	$—	$21.2
Exercise of employee stock options	20,649	—	0.2	—	—	0.2
Stock-based compensation	—	—	6.3	—	—	6.3
Employee 401K match with Vertiv stock	316,905	—	2.8	—	—	2.8
Other comprehensive income (loss), net of tax	—	—	—	—	(115.1)	(115.1)
Balance at September 30, 2022	377,058,727	$—	$2,621.9	$(1,165.4)	$(189.4)	$1,267.1
(1)The exercise of warrants includes $107.5 of cash received during the three months ended March 31, 2021 for the exercise of public warrants.
(2)Net stock compensation activity includes 906,197 vested shares offset by 320,058 shares withheld for taxes valued at $7.0 valued and stock-based compensation of $6.2.
(3)Net stock compensation activity includes 29,605 vested shares offset by 2,536 shares withheld for taxes valued at $0.2 and stock-based compensation of $5.7.
(4)Net stock compensation activity includes 876,358 vested shares offset by 312,761 shares withheld for taxes valued at $4.3 and stock-based compensation of $7.2.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Vertiv Holdings Co
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share amounts)
(1) DESCRIPTION OF BUSINESS
Vertiv Holdings Co (together with its majority-owned subsidiaries, “Vertiv”, “we”, “our”, or “the Company”), formerly known as GS Acquisition Holdings Corp, provides mission-critical infrastructure technologies and life cycle services for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include AC and DC power management products, thermal management products, integrated rack systems, modular solutions, management systems for monitoring and controlling digital infrastructure, and service. Vertiv manages and reports results of operations for three reportable segments: Americas; Asia Pacific; and Europe, Middle East & Africa.
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
The presentation of certain prior period amounts have been reclassed to conform with current year presentation. For the three and nine months ended September 30, 2021, $31.2 and $121.4 of net sales and $25.0 and $87.6 of cost of sales from products were reclassified to services, respectively.
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates. Results for these interim periods are not necessarily indicative of results to be expected for the full year due to, among other reasons, the continued uncertainty of general economic conditions due to the COVID-19 pandemic that has impacted, and may continue to impact, the Company's sales channels, supply chain, manufacturing operations, workforce, or other key aspects of the Company’s operations.
The notes included herein should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides optional expedients and exceptions to ease the potential burden in accounting for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as part of reference rate reform. The amendments became effective March 12, 2020 and can generally be applied through December 31, 2022.
As further described in “Note 6 - Debt” the ABL Revolving Credit Facility was amended on September 20, 2022 and the interest rate benchmark for currently outstanding and future revolving loans was converted from LIBOR to the Secured Overnight Financing Rate (“SOFR”) (with a 10 basis points credit spread adjustment for all available tenors), Euro Interbank Offered Rate (“EURIBOR”) and Sterling Overnight Indexed Average (“SONIA”), as applicable. As the amendment was contemporaneous with changes to terms other than those related to the replacement of the LIBOR reference rate, the Company did not apply the optional expedients within the standard.
The Company also intends to transition our Term Loan due 2027 and our interest rates swaps to another reference rate prior to the discontinuance of LIBOR. The Company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

(3) ACQUISITION
On November 1, 2021, the Company, through its wholly-owned subsidiaries Vertiv Holdings Ireland DAC, a private company limited by shares incorporated in Ireland and Vertiv International Holding Corporation, an Ohio corporation, acquired the shares of E&I Engineering Ireland Limited, a private company limited by shares incorporated in Ireland, and its affiliate Powerbar Gulf LLC (“E&I”).
As of September 30, 2022 in conjunction with the E&I acquisition, the value of the contingent earnout is zero based on E&I’s projected future results. For the nine months ended September 30, 2022 the decrease in the fair value of contingent consideration of $3.7 is included within “Other operating expense (income)” on the Unaudited Condensed Consolidated Statements of Earnings (Loss).
During the measurement period there was one change to the purchase price allocation related to a final working capital adjustment to the purchase price. The measurement period adjustment did not have a material impact on the Unaudited Condensed Consolidated Statements of Earnings (Loss). The following is the preliminary purchase price allocation of assets acquired and liabilities assumed as of the acquisition date and related adjustments thereafter:

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
For the three and nine months ended September 30, 2022, E&I net sales were $115.2 and $316.9, respectively, which are included in “Net sales” and operating losses were $3.7 and $27.3, respectively, which are included in “Income (loss) before income taxes, net” on the Unaudited Condensed Consolidated Statement of Earnings (Loss).

Pro Forma Financial Information
In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the three and nine months ended September 30, 2021 assumes the E&I business combination was completed on January 1, 2020. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense and amortization of debt issuance costs, accounting policies applied to E&I after the business combination, amortization of intangibles associated with the business combination and the effects of adjustments made to the carrying value of certain assets.

Unaudited proforma information	Three months ended September 30, 2021	Nine months ended September 30, 2021
Net sales	$1,322.2	$3,884.4
Net income (loss)	43.9	63.0
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
Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended September 30, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$417.3	$265.7	$224.3	$907.3
Services & spares	203.6	113.3	71.1	388.0
Integrated rack solutions	91.7	57.1	37.0	185.8
Total	$712.6	$436.1	$332.4	$1,481.1

Timing of revenue recognition:
Products and services transferred at a point in time	$492.7	$343.4	$231.8	$1,067.9
Products and services transferred over time	219.9	92.7	100.6	413.2
Total	$712.6	$436.1	$332.4	$1,481.1

	Three months ended September 30, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$291.9	$234.0	$180.4	$706.3
Services & spares	180.2	104.4	80.8	365.4
Integrated rack solutions	65.1	56.2	35.9	157.2
Total	$537.2	$394.6	$297.1	$1,228.9

Timing of revenue recognition:
Products and services transferred at a point in time	$363.5	$316.0	$253.3	$932.8
Products and services transferred over time	173.7	78.6	43.8	296.1
Total	$537.2	$394.6	$297.1	$1,228.9

	Nine months ended September 30, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$1,080.5	$692.5	$642.6	$2,415.6
Services & spares	555.9	330.8	208.0	1,094.7
Integrated rack solutions	258.5	152.8	115.3	526.6
Total	$1,894.9	$1,176.1	$965.9	$4,036.9

Timing of revenue recognition:
Products and services transferred at a point in time	$1,323.3	$909.5	$681.9	$2,914.7
Products and services transferred over time	571.6	266.6	284.0	1,122.2
Total	$1,894.9	$1,176.1	$965.9	$4,036.9

	Nine months ended September 30, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$877.2	$690.0	$494.1	$2,061.3
Services & spares	513.4	305.8	229.9	1,049.1
Integrated rack solutions	213.0	154.1	110.1	477.2
Total	$1,603.6	$1,149.9	$834.1	$3,587.6

Timing of revenue recognition:
Products and services transferred at a point in time	$1,111.1	$913.3	$696.6	$2,721.0
Products and services transferred over time	492.5	236.6	137.5	866.6
Total	$1,603.6	$1,149.9	$834.1	$3,587.6
The opening and closing balances of current and long-term contract assets and current and long-term deferred revenue as of September 30, 2022 and December 31, 2021 were as follows:

	Balances at September 30, 2022	Balances at December 31, 2021
Deferred revenue - current (1)	$278.7	$238.9
Deferred revenue - noncurrent (2)	45.8	59.9
Other contract liabilities - current (1)	48.2	52.1
(1)    Current deferred revenue and contract liabilities are included within “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
(2)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize revenue of $13.4, $19.0 and $13.4 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
(5) RESTRUCTURING COSTS
Restructuring costs include expenses associated with the Company’s efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include costs of moving fixed assets, employee training, relocation, and facility costs.

Restructuring costs by business segment were as follows:

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Americas	$0.4	$0.3	$1.4	$2.4
Asia Pacific	(1.7)	—	(1.7)	3.4
Europe, Middle East & Africa (1)	(0.1)	(4.1)	0.6	(6.8)
Corporate	(0.1)	—	(0.2)	0.3
Total	$(1.5)	$(3.8)	$0.1	$(0.7)
(1)    During the third quarter of 2021, a previously recorded restructuring reserve was reversed due to the planned sale of a heavy industrial UPS business. In order to adjust the business to the current fair value, less expected costs to sell, the Company recorded a $8.7 impairment in “Asset impairments” on the Unaudited Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended September 30, 2021.
The change in the liability for the restructuring of operations during the nine months ended September 30, 2022 were as follows:

	December 31, 2021	Expense	Paid/Utilized	September 30, 2022
Severance and benefits	$33.8	$(1.7)	$(15.7)	$16.4
Plant closing and other	0.2	1.8	(1.8)	0.2
Total	$34.0	$0.1	$(17.5)	$16.6
The change in the liability for the restructuring of operations during the nine months ended September 30, 2021 were as follows:

	December 31, 2020	Expense	Paid/Utilized	September 30, 2021
Severance and benefits	$68.9	$(4.8)	$(21.0)	$43.1
Plant closing and other	0.4	4.1	(3.9)	0.6
Total	$69.3	$(0.7)	$(24.9)	$43.7
(6) DEBT
Long-term debt, net, consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Term Loan due 2027 at 5.30% and 2.84% at September 30, 2022 and December 31, 2021, respectively	$2,150.7	$2,161.7
Senior Secured Notes due 2028 at 4.125% at both September 30, 2022 and December 31, 2021	850.0	850.0
ABL Revolving Credit Facility	280.0	—
Unamortized discount and issuance costs	(35.1)	(39.4)
	3,245.6	2,972.3
Less: Current Portion	(21.8)	(21.8)
Total long-term debt, net of current portion	$3,223.8	$2,950.5
ABL Revolving Credit Facility
At September 30, 2022, Vertiv Group Corporation (a wholly-owned subsidiary of the Company), as the “Borrower,” and certain subsidiaries of the Borrower as co-borrowers (the “Co-Borrowers”), had $273.1 of availability under the Asset Based Revolving Credit Facility (the “ABL Revolving Credit Facility”) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $16.9, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At September 30, 2022, there was a $280.0 balance on the ABL Revolving Credit Facility with a weighted-average borrowing rate of 3.86%. At December 31, 2021, there was no borrowing balance on the ABL Revolving Credit Facility.

On September 20, 2022, the Borrower and certain subsidiaries entered into Amendment No. 6 (“Sixth Amendment”) and Amendment No. 7 (“Seventh Amendment”) to the ABL Revolving Credit Facility. Among other modifications, the Sixth Amendment converts the interest rate benchmark for currently outstanding and future revolving loans from LIBOR to SOFR, with a 10 basis point credit spread adjustment for all available tenors, EURIBOR, and SONIA, as applicable. Under the Seventh Amendment, the U.S. revolving loan commitments with the U.S. tranche was increased by $115 to a total loan commitment of $570 under the ABL Revolving Credit Facility. All other material provisions of the ABL Revolving Credit Facility were unchanged, including the March 2, 2025 maturity date. We paid $0.5 in legal fees related to the amendments which were capitalized within “Other” on the Unaudited Condensed Consolidated Balance Sheets.
Short-Term Borrowings
As of September 30, 2022, we had short-term borrowings of $16.8 with a borrowing rate of 3.7% included in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
(7) LEASES
The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 20 years, some of which have renewal and termination options. Termination options are exercisable at the Company’s option. Lease terms used to recognize right-of-use assets and lease liabilities include periods covered by options to extend the lease where the Company is reasonably certain to exercise that option and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option. The majority of the Company’s leases are operating leases. Finance leases, which are recorded in “Property, plant, and equipment, net,” are immaterial to the Company’s Unaudited Condensed Consolidated Financial Statements.
Operating lease expenses are recorded in “Cost of sales” and “Selling, general and administrative expenses” on the Unaudited Condensed Consolidated Statements of Earnings (Loss). Refer to the below table for a summary of these lease expenses:

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Operating lease cost	$13.7	$14.0	$42.0	$42.6
Short-term and variable lease cost	6.0	5.6	18.3	16.1
Total lease cost	$19.7	$19.6	$60.3	$58.7
Supplemental cash flow information related to operating leases is as follows:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - Payments on operating leases	$42.2	$42.1
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$37.9	$52.5
Supplemental balance sheet information related to operating leases is as follows:

	Financial statement line item	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$144.6	$152.9

Operating lease liabilities	Accrued expenses and other liabilities	$42.6	$42.1
Operating lease liabilities	Other long-term liabilities	105.9	113.6
Total lease liabilities		$148.5	$155.7
Weighted-average remaining lease terms and discount rates for operating leases are as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term	5.7 years	5.5 years
Weighted-average discount rate	5.5%	5.2%

Maturities of lease liabilities are as follows:

	September 30, 2022	December 31, 2021
	Operating Leases
2022	$12.7	$50.5
2023	46.8	41.5
2024	35.3	30.0
2025	23.2	18.7
2026	14.4	10.3
Thereafter	43.8	32.3
Total Lease Payments	176.2	183.3
Less: Imputed Interest	(27.7)	(27.6)
Present value of lease liabilities	$148.5	$155.7
(8) INCOME TAXES
The Company’s effective tax rate was 32.5%, 40.1%, 38.8%, and 32.5% for the three and nine months ended September 30, 2022 and 2021, respectively. The effective tax rate in the three and nine months ended September 30, 2022 is primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances offset by the impact of non-deductible or non-taxable changes in fair value of the warrant liabilities. The effective rates for the comparative three and nine month periods in 2021 were primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances, and reflect the impact of non-deductible or non-taxable changes in fair value of the warrant liabilities as well as a discrete tax adjustment related to legislative changes enacted in the second quarter.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of September 30, 2022, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.

(9) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
The Company purchased and sold goods in the ordinary course of business with affiliates of Platinum Equity Advisors, LLC. For the three and nine months ended September 30, 2022 and 2021 purchases were $34.8 and $104.1, $24.8 and $64.9, respectively. For the three and nine months ended September 30, 2022 and 2021 sales were $21.8 and $72.9, $45.8 and $45.9, respectively. Accounts payable were $1.7 and $3.9 as of September 30, 2022 and December 31, 2021, respectively. Accounts receivable were $16.5 and $42.9 as of September 30, 2022 and December 31, 2021, respectively.
Tax Receivable Agreement
On December 31, 2021, the Company and an affiliate of Platinum Equity Advisors, LLC (the “Vertiv Stockholder”) agreed to amend and supplement the tax receivable agreement entered into by the Company and the Vertiv Stockholder on February 7, 2020, (the “Tax Receivable Agreement”) to replace the Company’s remaining payment obligations under the Tax Receivable Agreement with an obligation to pay $100 in cash in two equal installments. The first installment payment was scheduled to be on or before June 15, 2022 and the second payment was scheduled to be due on or before September 15, 2022. On June 15, 2022, the Company and the Vertiv Stockholder agreed to further amend the payment schedule under the Tax Receivable Agreement into three installment payments, wherein the first installment payment of $12.5 became due and was paid on June 15, 2022, the second installment of $12.5 became due and was paid on September 15, 2022, and the third installment of $75 will be due on or before November 30, 2022. Upon receipt of the third installment payment, the Tax Receivable Agreement will terminate and the Company will not be required to make any further payments to the Vertiv Stockholder under the Tax Receivable Agreement.
For the three and nine months ended September 30, 2021, the Company recorded $1.6 and $3.3, respectively, of accretion expense in “Interest expense, net” in the Unaudited Condensed Consolidated Statement of Earnings (Loss). For the three and nine months ended September 30, 2021, an unrealized gain (loss) of $2.2 and $(3.1) was recorded in “Accumulated other comprehensive income (loss), net” in the Unaudited Condensed Consolidated Balance Sheets, related to the change in fair value of the tax receivable liability.
(10) OTHER FINANCIAL INFORMATION

	September 30, 2022	December 31, 2021
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$258.0	$439.1
Restricted cash included in other current assets	10.7	8.0
Total cash, cash equivalents, and restricted cash	$268.7	$447.1

	September 30, 2022	December 31, 2021
Inventories
Finished products	$268.8	$236.5
Raw materials	360.4	274.8
Work in process	175.1	105.0
Total inventories	$804.3	$616.3

	September 30, 2022	December 31, 2021
Property, plant and equipment, net
Machinery and equipment	$385.8	$373.6
Buildings	293.5	304.8
Land	42.0	42.1
Construction in progress	44.5	34.8
Property, plant and equipment, at cost	765.8	755.3
Less: Accumulated depreciation	(299.8)	(266.0)
Property, plant and equipment, net	$466.0	$489.3

	September 30, 2022	December 31, 2021
Accrued expenses and other liabilities
Deferred revenue (see Note 4)	$278.7	$238.9
Accrued payroll and other employee compensation	115.2	125.8
Restructuring (see Note 5)	16.6	34.0
Operating lease liabilities (see Note 7)	42.6	42.1
Product warranty	24.3	30.0
Contract liabilities (see Note 4)	48.2	52.1
Tax Receivable Agreement (see Note 9)	75.0	100.0
Other	299.7	330.5
Total	$900.3	$953.4

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Change in product warranty accrual
Balance at the beginning of the period	$30.0	$36.5
Provision charge to expense	10.8	11.2
Paid/utilized	(16.5)	(17.8)
Balance at the end of the period	$24.3	$29.9
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

Recurring fair value measurements
A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used are as follows:

		As of September 30, 2022
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$30.7	$—	$30.7	$—
Interest rate swaps	Other noncurrent assets	85.1	—	85.1	—
Total assets		$115.8	$—	$115.8	$—

Liabilities:
Private warrants	Warrant liabilities	$25.6	$—	$25.6	$—
Total liabilities		$25.6	$—	$25.6	$—

		As of December 31, 2021
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other noncurrent assets	$16.1	$—	$16.1	$—
Total assets		$16.1	$—	$16.1	$—

Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$7.4	$—	$7.4	$—
Contingent consideration	Accrued expenses and other liabilities	3.7	—	—	3.7
Private warrants	Warrant liabilities	149.6	—	149.6	—
Total liabilities		$160.7	$—	$157.0	$3.7
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
The Company uses interest rate swaps to manage the interest rate mix of the Company’s total debt portfolio and related overall cost of borrowing. At September 30, 2022 and December 31, 2021, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. During the three and nine months ended September 30, 2022 and 2021, the Company recognized $(1.6), $2.7, $2.7, and $7.9 respectively, within “Other operating expense (income)” on the Unaudited Condensed Consolidated Statements of Earnings (Loss).
At September 30, 2022, the Company expects that approximately $30.7 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $13.6 for both the three and nine months ended September 30, 2022 and are included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). As of September 30, 2022, approximately $205.9 of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

Private warrants — the fair value of the private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model.
The significant assumptions which the Company used in the model are:

Warrant valuation inputs	September 30, 2022	December 31, 2021
Stock price	$9.72	$24.97
Strike price	$11.50	$11.50
Remaining life	2.35	3.10
Volatility	46.0%	34.2%
Interest rate (1)	4.23%	0.98%
Dividend yield (2)	0.10%	0.04%
(1)    Interest rate determined from a constant maturity treasury yield.
(2)    September 30, 2022 and December 31, 2021 dividend yield assumes $0.01 per share per annum.

Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,053.9	$2,150.7	$2,148.2	$2,161.7
Senior Secured Notes due 2028	683.3	850.0	853.2	850.0
ABL Revolving Credit Facility due 2025	280.0	280.0	—	—
(1)See “Note 6 — Debt” for additional information.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Foreign currency translation, beginning	$(146.4)	$89.0	$39.8	$104.9
Other comprehensive income (loss)	(146.1)	(28.0)	(332.3)	(43.9)
Foreign currency translation, ending	(292.5)	61.0	(292.5)	61.0
Interest rate swaps, beginning	84.9	(7.5)	8.7	(32.8)
Unrealized gain (loss) deferred during the period (1)	30.9	2.7	107.1	28.0
Interest rate swaps, ending	115.8	(4.8)	115.8	(4.8)
Pension, beginning	(12.8)	(20.3)	(12.9)	(19.7)
Actuarial gain (losses) recognized during the period, net of income taxes	0.1	0.1	0.2	(0.5)
Pension, ending	(12.7)	(20.2)	(12.7)	(20.2)
Tax Receivable Agreement, beginning	—	(6.2)	—	(0.9)
Unrealized gain (loss) during the period (2)	—	2.2	—	(3.1)
Tax Receivable Agreement, ending	—	(4.0)	—	(4.0)
Accumulated other comprehensive income (loss)	$(189.4)	$32.0	$(189.4)	$32.0
(1)During the three and nine months ended September 30, 2022 and 2021, $(1.6), $2.7, $2.7 and $7.9, respectively, was reclassified into earnings.
(2)The fair value movement on the Tax Receivable Agreement attributable to the Company’s own credit risk spread was recorded in “Other comprehensive income (loss)” prior to amending the Tax Receivable Agreement.

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
The Company determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments.
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
•Integrated rack solutions includes racks, rack power, rack power distribution, rack thermal systems, configurable integrated solutions, and hardware for managing IT equipment.
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
Reportable Segments

Sales	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Americas	$722.5	$542.1	$1,925.8	$1,616.2
Asia Pacific	460.3	417.2	1,250.7	1,211.1
Europe, Middle East & Africa	381.1	306.4	1,096.7	867.0
	1,563.9	1,265.7	4,273.2	3,694.3
Eliminations	(82.8)	(36.8)	(236.3)	(106.7)
Total	$1,481.1	$1,228.9	$4,036.9	$3,587.6

Intersegment sales (1)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Americas	$9.9	$4.9	$30.9	$12.6
Asia Pacific	24.2	22.6	74.6	61.2
Europe, Middle East & Africa	48.7	9.3	130.8	32.9
Total	$82.8	$36.8	$236.3	$106.7
(1)Intersegment selling prices approximate market prices.

Operating profit (loss)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Americas	$115.2	$113.4	$255.6	$368.4
Asia Pacific	83.3	69.4	193.3	185.3
Europe, Middle East & Africa	57.4	59.0	152.4	154.8
Total reportable segments	255.9	241.8	601.3	708.5
Foreign currency gain (loss)	(0.2)	(4.9)	(1.8)	(2.1)
Corporate and other	(121.5)	(123.5)	(370.8)	(347.3)
Total corporate, other and eliminations	(121.7)	(128.4)	(372.6)	(349.4)
Amortization of intangibles	(54.2)	(31.6)	(167.7)	(95.3)
Operating profit (loss)	$80.0	$81.8	$61.0	$263.8
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
The details of the earnings per share calculations for the three and nine months ended September 30, 2022 and 2021 are as follows:

(In millions, except share and per share amounts)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Basic earnings (loss) per share computation:
Net income (loss)	$21.2	$56.2	$50.0	$97.6
Weighted-average number of shares outstanding - basic	377,016,981	352,482,900	376,531,805	351,439,095
Basic earnings per share	0.06	0.16	$0.13	$0.28
Diluted earnings (loss) per share computation:
Net income (loss)	21.2	$56.2	$50.0	$97.6
Gain on fair value of warrant liabilities(1)	—	—	(124.0)	—
Net income (loss) adjusted for the gain on fair value of warrant liabilities	$21.2	$56.2	$(74.0)	$97.6
Weighted-average number of shares outstanding - basic	377,016,981	352,482,900	376,531,805	351,439,095
Dilutive effect of private warrants	—	5,976,022	1,507,004	—
Dilutive effect of equity-based compensation	427,021	4,739,779	—	4,535,533
Weighted-average number of shares outstanding - diluted	377,444,002	363,198,701	378,038,809	355,974,628
Diluted earnings (loss) per share	0.06	0.15	$(0.20)	$0.27
(1)For the three months ended September 30, 2022, the warrants were out of the money and therefore the net income is not adjusted for the gain on fair value of warrant liabilities to calculate diluted earnings (loss) per share.
The dilutive effect of private warrants was 1.5 million shares during the nine months ended September 30, 2022. Additional equity-based compensation awards and warrants were also outstanding during the three and nine months ended September 30, 2022, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards represent 20.3 million and 15.0 million shares for the three and nine months ended September 30, 2022, respectively.
The dilutive effect of private warrants was 6.0 million and zero shares during the three and nine months ended September 30, 2021, respectively. The dilutive effect of equity-based compensation awards was 4.7 million and 4.5 million shares during the three and nine months ended September 30, 2021, respectively. Additional equity-based compensation awards and warrants were also outstanding during the three and nine months ended September 30, 2021, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards represented 1.8 million shares for the three months ended September 30, 2021. Such anti-dilutive equity-based compensation awards and warrants represented 2.1 million and 5.7 million shares for the nine months ended September 30, 2021, respectively.

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
On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with, the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. On December 31, 2021, the parties entered into a settlement agreement on ordinary and customary terms, settling all of the disputes between them. As of September 30, 2022 and December 31, 2021 the settlement was recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheet.
On May 3, 2022, a putative securities class action, In re Vertiv Holdings Co Securities Litigation, 22-cv-3572, was filed against Vertiv, certain of the Company’s officers and directors, and other defendants in the Southern District of New York. Plaintiffs filed an amended complaint on September 16, 2022. The amended complaint alleges that certain of the Company’s public statements were materially false and/or misleading with respect to inflationary and supply chain pressures and pricing issues, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. These claims are asserted on behalf of a putative class of all persons and entities that (i) purchased Vertiv securities between February 24, 2021 and February 22, 2022; and/or (ii) purchased Vertiv securities in or traceable to the November 4, 2021 secondary public offering by a selling stockholder pursuant to a resale registration statement. While the Company believes it has meritorious defenses against the plaintiffs' claims, the Company is unable at this time to predict the outcome of this dispute or the amount of any cost associated with its resolution.
At September 30, 2022, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise indicates or requires, references to (1) “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “2021 Form 10-K”).
Cautionary Note Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q, and other statements that Vertiv may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to Vertiv’s future financial or business performance, strategies or expectations, and as such are not historical facts. This includes, without limitation, statements regarding Vertiv’s financial position, capital structure, indebtedness, business strategy and plans and objectives of Vertiv management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Vertiv cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on Vertiv. There can be no assurance that future developments affecting Vertiv will be those that Vertiv has anticipated. Vertiv undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in the 2021 Form 10-K. These risk factors and those identified elsewhere in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of Vertiv’s customers’ markets; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; competition in the infrastructure technologies industry; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; failure to properly manage Vertiv’s supply chain or difficulties with third-party manufacturers; our ability to forecast changes in prices, including due to inflation in material, freight and/or labor costs, and timely implement measures necessary to mitigate the impacts of any such changes; risks associated with our significant backlog, including that the impacts of any measures taken to mitigate inflation will not be reflected in our financial statements immediately; failure to meet or anticipate technology changes; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; Vertiv’s ability to realize cost savings in connection with Vertiv’s restructuring program; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; changes to tax law; ongoing tax audits; costs or liabilities associated with product liability; the global scope of Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the U.S. and abroad; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; risks associated with current or potential litigation or claims against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; exposure to increases in interest rates set by central banking authorities; failure to maintain internal controls over financial reporting; the unpredictability of Vertiv’s future operational results, including the ability to grow and manage growth profitably; potential net losses in future periods; Vertiv’s level of indebtedness and the ability to incur additional indebtedness; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements that is not fully within our control; Vertiv’s ability to access funding through capital markets; the Vertiv Stockholder’s significant ownership and influence over the Company; risks associated with Vertiv’s obligations to pay the Vertiv Stockholder portions of the tax benefits relating to pre-business combination tax assets and attributes; resales of Vertiv’s securities may cause volatility in the market price of our securities; Vertiv’s organizational documents contain provisions that may discourage unsolicited takeover proposals; Vertiv’s certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of Vertiv’s subsidiaries to pay dividends; volatility in Vertiv’s stock price due to various market and operational factors; risks associated with the failure of industry analysts to provide coverage of Vertiv’s business or securities; the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; manage the succession of its key employees; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future acquisitions; risks associated with Vertiv’s limited history of operating as an independent company; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.
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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•COVID-19 Pandemic: Unprecedented measures have been taken by governments and businesses to address the COVID-19 pandemic. These measures have included periodic shelter-in-place orders, restrictions on travel and business operations, temporary closures of businesses, quarantines, and attempts to institute various regulatory requirements. As a result of this pandemic, global economic activity has been significantly impacted, causing volatility and disruption in global financial markets. These responsive measures taken by many countries have affected, and could in the future materially impact, our business, results of operations, financial condition and stock price. The extent of the continuing impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including, without limitation, the extent, timing and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for products. Refer to Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors,” for more information. We continue to monitor the situation and will take further actions as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and stockholders. At the outset of the COVID-19 pandemic, we responded swiftly in support of our people, our clients and our communities. To protect our employees, and to do our part in stopping the spread of COVID-19, most of our salaried employees moved to a remote work environment. As we continue to monitor the situation, we have taken steps to cause our U.S. locations to return to a full-time workplace environment, which may require adjustment by employees or indirectly cause attrition. We recognize the benefits to our customers, associates, and stockholders of having full-time interaction, and we are working to balance those benefits with the ongoing concerns relating to the COVID-19 pandemic, macroeconomic conditions, and continued competition for talent.
•Supply Chain Constraints and Cost Increases: During 2022 and potentially beyond, aspects of our business continue to be affected by the COVID-19 pandemic as well as increasing costs for materials, freight and labor. Despite continued strong market demand, we expect that supply chain challenges and inflationary pressures will continue throughout the remainder of 2022 and into 2023, with critical part shortages driving the need for additional spot buys at increased costs, and increased costs associated with premium freight to meet customer commitments. Additionally, logistical issues have significantly delayed the receipt of materials and, in some cases, we cannot procure critical parts at any price, creating production and delivery challenges pressuring the top and bottom line. We continue to take actions to improve our ability to forecast inflationary headwinds and reflect anticipated cost increases in our prices and will continue to take actions to address shortages and inflationary pressures, which are expected to continue, and may increase, throughout 2022. Based on the first nine months of 2022, we anticipate continued pricing realization for the remainder of 2022, even within the current inflationary environment, as a result of the pricing actions that we undertook in the fourth quarter of 2021, the first nine months of 2022, and which we will continue to take throughout the remainder of 2022.
•Inventory Build: During the first nine months of 2022, we have seen an increase in inventory build in order to support upcoming customer demand and large projects in addition to working through our significant backlog. We expect this trend to continue throughout the remainder of 2022 and potentially beyond as our backlog continues to increase.
•Facility Expansion: In 2022, we opened a new thermal plant in Monterrey, Mexico. We believe the additional capacity of the Monterrey facility will help to meet the increased demand and backlog in the thermal business.
•Succession Planning: We announced on October 3, 2022 that our Chief Executive Officer, Rob Johnson, will be retiring on December 31, 2022 for health reasons and Giordano Albertazzi will assume the role of Chief Operating Officer and President, Americas on October 3, 2022 and then the role of Chief Executive Officer on January 1, 2023.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021

(Dollars in millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	$ Change	% Change
Net sales	$1,481.1	$1,228.9	$252.2	20.5%
Cost of sales	1,051.8	847.2	204.6	24.2
Gross profit	429.3	381.7	47.6	12.5
Selling, general and administrative expenses	295.2	257.8	37.4	14.5
Amortization of intangibles	54.2	31.6	22.6	71.5
Restructuring costs	(1.5)	(3.8)	2.3	(60.5)
Foreign currency (gain) loss, net	0.2	4.9	(4.7)	(95.9)
Asset impairments	—	8.7	(8.7)	(100.0)
Other operating expense (income)	1.2	0.7	0.5	71.4
Operating profit (loss)	80.0	81.8	(1.8)	(2.2)
Interest expense, net	38.8	22.4	16.4	73.2
Change in fair value of warrant liabilities	9.8	(32.5)	42.3	(130.2)
Income tax expense	10.2	35.7	(25.5)	(71.4)
Net income (loss)	$21.2	$56.2	$(35.0)	(62.3)%
Net Sales
Net sales were $1,481.1 in the third quarter of 2022, an increase of $252.2, or 20.5%, compared with $1,228.9 in the third quarter of 2021. The increase in sales was primarily driven by E&I sales of $115.2, higher sales volumes than prior year, and strong growth in the DC Power offering, partially offset by negative impacts from foreign currency of $85.6 and lower sales due to the divestiture of a heavy industrial UPS business of $24.7. By product offering, critical infrastructure & solutions sales increased $201.0 including the negative impacts from foreign currency of $53.8. Integrated rack solutions sales increased $28.6 including the negative impacts from foreign currency of $10.3. Services & spares sales increased $22.6 including the negative impacts from foreign currency of $21.5.
Excluding intercompany sales, net sales were $712.6 in the Americas, $436.1 in Asia Pacific and $332.4 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $1,051.8 in the third quarter of 2022, an increase of $204.6, or 24.2% compared to the third quarter of 2021. The increase in cost of sales was primarily driven by E&I costs of $84.1 and increased commodity and logistic costs, supply chain constraints and the impact of higher volumes. Gross profit was $429.3 in the third quarter of 2022, or 29.0% of sales, compared to $381.7, or 31.1% of sales in the third quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $295.2 in the third quarter of 2022, an increase of $37.4 compared to the third quarter of 2021. SG&A as a percentage of sales were 19.9% in the third quarter of 2022 compared with 21.0% in the third quarter of 2021. The increase in SG&A was primarily driven by $15.0 of E&I costs, $21.6 of higher compensation costs due to increased bonus, long-term incentive, and one-time employee separation costs, and $5.3 of higher commissions as a result of increased order volume, which was partially offset by a $13.6 decrease in professional service costs primarily related to mergers and acquisition related costs.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). These remaining operating expenses were $54.1 for the third quarter of 2022, which was a $12.0 increase from the third quarter of 2021. The increase was primarily due to an increase in amortization of intangibles of $22.6 associated with the acquisition of E&I on November 1, 2021, offset by a decrease in asset impairments of $8.7.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of our predecessor GS Acquisition Holdings Corp. The change in fair value of the outstanding warrants during the third quarter of 2022 and 2021 resulted in a loss of $9.8 and a gain of $32.5, respectively. The change in fair value of warrants is the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments.
Interest Expense
Interest expense, net, was $38.8 in the third quarter of 2022 compared to $22.4 in the third quarter of 2021. The $16.4 increase is primarily driven by a $11.7 increase related to the Term Loan due 2027, and a $9.3 increase related to the Senior Secured Notes due 2028, which were not outstanding in the third quarter of 2021, a $2.3 increase related to the ABL Revolving Credit Facility borrowings during the quarter, and slightly offset by a $4.3 decrease due to net settlement payments on our interest rate swaps as described in “Note 11 — Financial Instruments and Risk Management” to the Unaudited Condensed Consolidated Financial Statements. As interest rates increase, our interest expense will increase although the effect will be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $10.2 in the third quarter of 2022 compared to $35.7 in the third quarter of 2021 the $25.5 decrease is primarily due to the change in mix of income in the countries in which we operate. The effective rate in the three months ended September 30, 2022 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities. For the three months ended September 30, 2021, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and reflects the positive impact of non-taxable changes in fair value of the warrant liabilities.
Business Segments
The following is detail of business segment results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 13 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	$ Change	% Change
Net sales	$712.6	$537.2	$175.4	32.7%
Operating profit (loss)	115.2	113.4	1.8	1.6
Margin	16.2%	21.1%
Americas net sales of $712.6 in the third quarter of 2022 increased $175.4, or 32.7% from the third quarter of 2021. The increase in sales was primarily driven by E&I sales of $41.9 and higher sales volume than prior year. By product offering, net sales increased in critical infrastructure & solutions by $125.4 driven primarily by E&I sales as well as strong growth in Thermal and AC and DC Power, integrated rack solutions increased $26.6 primarily due to demand in integrated rack systems offering, and service & spares increased by $23.4 due to improved customer site availability. Additionally, Americas net sales were negatively impacted by foreign currency of approximately $2.5.
Operating profit (loss) in the third quarter of 2022 was $115.2, an increase of $1.8 compared with the third quarter of 2021. Margin increased primarily due higher sales volume slightly offset by increased commodity costs.

Asia Pacific

(Dollars in millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	$ Change	% Change
Net sales	$436.1	$394.6	$41.5	10.5%
Operating profit (loss)	83.3	69.4	13.9	20.0
Margin	19.1%	17.6%
Asia Pacific net sales were $436.1 in the third quarter of 2022, an increase of $41.5, or 10.5% from the third quarter of 2021. Sales increases were primarily due to growth in India. By product offering, net sales increased in critical infrastructure & solutions by $31.7, service & spares by $8.9, and integrated rack solutions by $0.9. Additionally, Asia Pacific net sales were negatively impacted by foreign currency of approximately $27.2.
Operating profit (loss) in the third quarter of 2022 was $83.3, an increase of $13.9 compared with the third quarter of 2021. Margin increased primarily due to price realization partially offset by material inflation and decreased year-over-year restructuring charges of $1.7.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	$ Change	% Change
Net sales	$332.4	$297.1	$35.3	11.9%
Operating profit (loss)	57.4	59.0	(1.6)	(2.7)
Margin	17.3%	19.9%
Europe, Middle East & Africa net sales were $332.4 in the third quarter of 2022, an increase of $35.3, or 11.9% from the third quarter of 2021. Sales increases were primarily due to E&I sales of $73.3 and higher selling prices, partially offset by the loss of net sales of $24.7 due to the divested heavy industrial UPS business. By product offering, net sales increased in critical infrastructure & solutions by $43.9 mostly due to E&I sales, increased in integrated rack solutions by $1.1, and was partially offset by a decrease of $9.7 in service & spares. Additionally, Europe, Middle East & Africa net sales were negatively impacted by foreign currency of approximately $55.9.
Operating profit (loss) in the third quarter of 2022 was $57.4, a decrease of $1.6 compared with the third quarter of 2021. Margin decreased primarily due to increased commodity and logistic costs and supply chain constraints.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $121.7 and $128.4 in the third quarter of 2022 and 2021, respectively. Corporate and other costs decreased $6.7 compared with the third quarter of 2021 primarily due to a $2.5 decrease in IT investments, a $4.7 year-over-year decrease in foreign currency gain (loss), and slightly offset by an increase in the restructuring charges as a previously recorded restructuring reserve was reversed in the third quarter of 2021 due to the planned sale of a heavy industrial UPS business.

Comparison of the Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

(Dollars in millions)	Nine months ended September 30, 2022	Nine months ended September 30, 2021	$ Change	% Change
Net sales	$4,036.9	$3,587.6	$449.3	12.5%
Cost of sales	2,932.5	2,438.6	493.9	20.3
Gross profit	1,104.4	1,149.0	(44.6)	(3.9)
Selling, general and administrative expenses	875.0	779.6	95.4	12.2
Amortization of intangibles	167.7	95.3	72.4	76.0
Restructuring costs	0.1	(0.7)	0.8	(114.3)
Foreign currency (gain) loss, net	1.8	2.1	(0.3)	(14.3)
Asset impairments	—	8.7	(8.7)	(100.0)
Other operating expense (income)	(1.2)	0.2	(1.4)	(700.0)
Operating profit (loss)	61.0	263.8	(202.8)	(76.9)
Interest expense, net	101.5	66.5	35.0	52.6
Loss on extinguishment of debt	—	0.4	(0.4)	(100.0)
Change in fair value of warrant liabilities	(124.0)	52.3	(176.3)	(337.1)
Income tax expense	33.5	47.0	(13.5)	(28.7)
Net income (loss)	$50.0	$97.6	$(47.6)	(48.8)%
Net Sales
Net sales were $4,036.9 in the first nine months of 2022, an increase of $449.3, or 12.5%, compared with $3,587.6 in the first nine months of 2021. The increase in sales was primarily driven by E&I sales of $316.9 and higher sales volumes than prior year, partially offset by the negative impacts from foreign currency of $162.2, and lower sales from the divested heavy industrial UPS business of $57.2. By product offering, critical infrastructure & solutions sales increased $354.3, which included negative impacts from foreign currency of $101.2. Integrated rack solutions sales increased $49.4, which included the negative impacts from foreign currency of $19.7. Services & spares sales increased $45.6, which included negative impacts from foreign currency of $41.3.
Excluding intercompany sales, net sales were $1,894.9 in the Americas, $1,176.1 in Asia Pacific and $965.9 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the “Business Segments” section below.
Cost of Sales
Cost of sales were $2,932.5 in the first nine months of 2022, an increase of $493.9, or 20.3% compared to the first nine months of 2021. The increase in cost of sales was primarily driven by E&I costs of $233.7 and increased commodity and logistic costs, supply chain constraints, and the impact of higher volumes. Gross profit was $1,104.4 in the first nine months of 2022, or 27.4% of sales, compared to $1,149.0, or 32.0% of sales, in the first nine months of 2021.
Selling, General and Administrative Expenses
SG&A were $875.0 in the first nine months of 2022, an increase of $95.4 compared to the first nine months of 2021. SG&A as a percentage of sales was 21.7% for the nine months ended September 30, 2022 compared with 21.7% in the nine months ended September 30, 2021. The increase in SG&A was primarily driven by $40.5 of E&I costs, $21.2 of higher compensation due to increased bonus, higher long-term incentive, and one-time employee separation costs, $15.3 of higher commissions as a result of increased order volume, $8.2 of increased research and development spend, $6.9 of increased investment in IT, which was partially offset by a decrease in professional service costs primarily related to mergers and acquisition related costs of $8.4.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). These remaining other expenses were $168.4 for the first nine months of 2022, which was a $62.8 increase from the first nine months of 2021. The increase was primarily due to an increase in amortization of intangibles of $72.4 associated with the acquisition of E&I on November 1, 2021, offset by a decrease in asset impairments of $8.7.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.4 for the first nine months of 2021 related to lender fees associated with the amendment to our Term Loan due 2027. This was not repeated in 2022.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of our predecessor, GS Acquisition Holdings Corp. The change in fair value of the outstanding warrants liability during the first nine months of 2022 and 2021 resulted in a gain of $124.0 and a loss of $52.3, respectively. The change in fair value of stock warrants was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments.
Interest Expense
Interest expense, net, was $101.5 in the first nine months of 2022 compared to $66.5 in the first nine months of 2021. The $35.0 increase was primarily due to a $28.0 increase related to the Senior Secured Notes due 2028, which were not outstanding in the first nine months of 2021, and a $14.1 increase due to the Term Loan due 2027, partially offset by a $5.2 decrease due to net settlement payments on our interest rate swaps as described in “Note 11 — Financial Instruments and Risk Management” to the Unaudited Condensed Consolidated Financial Statements, and a $3.3 decrease in accretion expense associated with the Tax Receivable Agreement. As interest rates increase, our interest expense will increase although the effect will be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $33.5 in the first nine months of 2022 compared to $47.0 in the first nine months of 2021 and the $13.5 decrease is primarily due to the change in mix of income in the countries in which we operate. The effective rate in the first nine months of 2022 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances which is offset by the positive impact of non-taxable changes in fair value of the warrant liabilities. In the first nine months of 2021, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the first three months of the period. The effective rate includes the benefit of certain internal reorganizations and tax elections outside the U.S.
Business Segments
The following is detail of business segment results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 13 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Nine months ended September 30, 2022	Nine months ended September 30, 2021	$ Change	% Change
Net sales	$1,894.9	$1,603.6	$291.3	18.2%
Operating profit (loss)	255.6	368.4	(112.8)	(30.6)
Margin	13.5%	23.0%
Americas net sales of $1,894.9 in the first nine months of 2022 increased $291.3, or 18.2% from the first nine months of 2021. The increase in sales was primarily driven by E&I sales of $105.9 and higher sales volumes compared to prior year. By product offering, net sales increased in critical infrastructure & solutions by $203.3 mostly due to E&I sales. Integrated rack solutions increased by $45.5 primarily due to higher rack power distribution unit sales. Service & spares increased by $42.5 due to improved customer site availability. Americas net sales were negatively impacted by foreign currency of approximately $4.3.
Operating profit (loss) in the first nine months of 2022 was $255.6, a decrease of $112.8 compared with the first nine months of 2021. Margin declined primarily due to increased commodity and logistic costs exceeding price realization.

Asia Pacific

(Dollars in millions)	Nine months ended September 30, 2022	Nine months ended September 30, 2021	$ Change	% Change
Net sales	$1,176.1	$1,149.9	$26.2	2.3%
Operating profit (loss)	193.3	185.3	8.0	4.3
Margin	16.4%	16.1%
Asia Pacific net sales were $1,176.1 in the first nine months of 2022, an increase of $26.2, or 2.3% from the first nine months of 2021. Sales increases were primarily due to stronger sales, particularly in India, partially offset by lower volumes driven by supply chain constraints and customer site access as a result of COVID-19 and the expiration of governmental subsidies in our wind power business. By product offering, net sales improved in service & spare and critical infrastructure & solutions by $25.0 and $2.5, respectively, which was slightly offset by lower sales of $1.3 in integrated rack solutions. Additionally, Asia Pacific net sales were negatively impacted by foreign currency of approximately $41.8.
Operating profit (loss) in the first nine months of 2022 was $193.3, an increase of $8.0 compared with the first nine months of 2021. Margin increased primarily due to stronger sales in India, price realization, and slightly offset by the impact of increased commodity and logistics costs.
Europe, Middle East & Africa

(Dollars in millions)	Nine months ended September 30, 2022	Nine months ended September 30, 2021	$ Change	% Change
Net sales	$965.9	$834.1	$131.8	15.8%
Operating profit (loss)	152.4	154.8	(2.4)	(1.6)
Margin	15.8%	18.6%
Europe, Middle East & Africa net sales were $965.9 in the first nine months of 2022, an increase of $131.8, or 15.8% from the first nine months of 2021. Sales increases were primarily due to E&I sales of $211.0 and higher selling prices, partially offset by the loss of net sales of $57.2 due to our divestment of the heavy industrial UPS business. By product offering, net sales improved in critical infrastructure & solutions by $148.5 mostly related to E&I sales, improvements in integrated rack solutions by $5.2, and slightly offset by a $21.9 decrease in service & spares. Additionally, Europe, Middle East & Africa net sales were negatively impacted by foreign currency of approximately $116.1.
Operating profit (loss) in the first nine months of 2022 was $152.4, a decrease of $2.4 compared with the first nine months of 2021. Margin declined primarily due to increased commodity and logistic costs exceeding price realization.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Columbus, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $372.6 and $349.4 in the first nine months of 2022 and 2021, respectively. Corporate and other costs increased $23.2 compared with the first nine months of 2021 primarily due to increased research and development costs of $16.7, and IT investments of $8.2.

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
At September 30, 2022, we had $258.0 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $570.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $30.0. At September 30, 2022, Vertiv Group and certain other subsidiaries of the Company had $273.1 of availability under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $16.9, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At September 30, 2022, there was a $280.0 balance on the ABL Revolving Credit Facility.
On September 20, 2022, the Borrower and certain subsidiaries entered into the Sixth Amendment and the Seventh Amendment to the ABL Revolving Credit Facility. Among other modifications, the Sixth Amendment converts the interest rate benchmark for currently outstanding and future revolving loans from LIBOR to Secured Overnight Financing Rate, with a 10 basis points credit spread adjustment for all available tenors, EURIBOR, and SONIA, as applicable. Under the Seventh Amendment, the U.S. revolving loan commitments with the U.S. tranche was increased by $115 to a total loan commitment of $570 under the ABL Revolving Credit Facility. All other material provisions of the ABL Revolving Credit Facility were unchanged, including the March 2, 2025 maturity date.
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
Summary Statement of Cash Flows
Nine Months Ended September 30, 2022 and 2021

(Dollars in millions)	2022	2021	$ Change	% Change
Net cash provided by (used for) operating activities	$(333.5)	$174.4	$(507.9)	(291.2)%
Net cash used for investing activities	(74.7)	(46.7)	(28.0)	(60.0)
Net cash provided by (used for) financing activities	244.7	86.5	158.2	182.9
Capital expenditures	(61.7)	(43.3)	(18.4)	(42.5)
Investments in capitalized software	(8.0)	(9.5)	1.5	15.8

Net Cash provided by (used for) Operating Activities
Net cash used for operating activities was $333.5 in the first nine months of 2022, a $507.9 decrease in cash generation compared to the first nine months of 2021. Net income from operations of $50.0 included $113.4 of net non-cash expense items, consisting of a gain on the change in fair value of warrant liabilities of $124.0 and deferred taxes of $22.0, offset by depreciation and amortization of $231.9, non-cash stock-based compensation expense of $20.1 and amortization of debt discount and issuance costs of $7.4. Trade working capital used $448.0 in comparison to $160.0 in the first nine months of 2021, primarily as a result of increased accounts receivable associated with higher sales volume, inventory build to support forecasted sales and to meet customer demand, and a $8.7 payment related to a litigation settlement. Refer to “Note 15 — Commitments and Contingencies” in Part I. Item I. of this Form 10-Q for additional information related to this settlement.
Net Cash used for Investing Activities
Net cash used for investing activities was $74.7 in the first nine months of 2022 compared to net cash used for investing activities of $46.7 in the first nine months of 2021. The increased use of cash over the comparable period was primarily the result of increased capital expenditures and a $5.0 increase related to measurement period adjustment due to a final working capital adjustment to the purchase price.
Net Cash provided by (used for) Financing Activities
Net cash provided by financing activities was $244.7 in the first nine months of 2022 compared to $86.5 provided by in the first nine months of 2021. The increase was primarily the result of the net borrowings of $280.0 under the ABL Revolving Credit Facility, partially offset by the lack of proceeds from the exercise of public warrants totaling $107.5 in 2021.

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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

The Company completed the acquisition of E&I as of November 1, 2021. As such, E&I has been excluded from the Company’s assessment of internal control over financial reporting. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, the Company is not a party to any material, pending legal proceedings or claims at September 30, 2022. From time-to-time, the Company may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of the Company’s business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines that it has meritorious defenses to the claims asserted, the Company vigorously defends itself. The Company considers settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.
On May 3, 2022, a putative securities class action, In re Vertiv Holdings Co Securities Litigation, 22-cv-3572, was filed against Vertiv, certain of the Company’s officers and directors, and other defendants in the Southern District of New York. Plaintiffs filed an amended complaint on September 16, 2022. The amended complaint alleges that certain of the Company’s public statements were materially false and/or misleading with respect to inflationary and supply chain pressures and pricing issues, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. These claims are asserted on behalf of a putative class of all persons and entities that (i) purchased Vertiv securities between February 24, 2021 and February 22, 2022; and/or (ii) purchased Vertiv securities in or traceable to the November 4, 2021 secondary public offering by a selling stockholder pursuant to a resale registration statement. While the Company believes it has meritorious defenses against the plaintiffs’ claims, the Company is unable at this time to predict the outcome of this dispute or the amount of any cost associated with its resolution.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
Other than as noted below, there have been no material changes to the Company’s risk factors presented in Part 1, Item 1A of the 2021 Form 10-K.
In order to successfully operate, we must identify, attract, develop, train, motivate and retain key employees, and failure to do so could seriously harm us.
In order to successfully operate as an independent public company and implement our business plans, we must identify, attract, develop, motivate, train and retain key employees, including qualified executives, management, engineering, sales, marketing, IT support and service personnel. The market for such individuals may be highly competitive. We may not be successful in attracting, integrating or retaining qualified personnel to meet our current growth plans or future needs. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively. Attracting and retaining key employees in a competitive marketplace requires us to provide a competitive compensation package, which often includes cash and equity-based compensation. If our total compensation package is not viewed as competitive, our ability to attract, motivate and retain key employees could be weakened and failure to successfully hire or retain key employees and executives could adversely impact us.
Changes in our executive management team may also cause disruptions in, and harm to, our business and failure to have an effective succession plan in place for our key executive officers could significantly delay or prevent us from achieving our business and/or development objectives and could materially harm our business. As previously disclosed, Rob Johnson, our Chief Executive Officer, announced that he will retire effective December 31, 2022, for health reasons, and Giordano Albertazzi was appointed to replace him as Chief Executive Officer effective January 1, 2023. Although the Company has taken a number of steps to facilitate an effective succession plan and reduce the challenges associated with a transition of this type, including the inclusion of a post-employment consulting agreement with Mr. Johnson, any failure to ensure effective transfer of knowledge and a smooth transition could disrupt or adversely affect our business, results of operations, financial condition, and prospects.
We are required to pay the Vertiv Stockholder for a significant portion of the tax benefits relating to pre-Business Combination tax assets and attributes, regardless of whether any tax savings are realized.
On December 10, 2019 we entered into a tax receivable agreement (“Tax Receivable Agreement”), which generally provided for the payment by us to the Vertiv Stockholder of 65% of the cash tax savings in U.S. federal, state, local and certain foreign taxes, that we actually realize (or are deemed to realize) in periods after the closing of the Business Combination as a result of (i) increases in the tax basis of certain intangible assets of Vertiv resulting from certain pre-

Business Combination acquisitions, (ii) certain U.S. federal income tax credits for increasing research activities (so-called “R&D credits”) and (iii) tax deductions in respect of certain Business Combination expenses.
On December 31, 2021, the Company and the Vertiv Stockholder agreed to amend and supplement the Tax Receivable Agreement to replace our remaining payment obligations under the Tax Receivable Agreement with an obligation to pay $100 in cash in two equal installments. The first installment payment was scheduled to be due on or before June 15, 2022 and the second installment was scheduled to be due on or before September 15, 2022. On June 15, 2022, the Company and the Vertiv Stockholder agreed to further amend the payment schedule under the Tax Receivable Agreement into three installment payments wherein the first installment payment of $12.5 became due and was paid on June 15, 2022, the second installment of $12.5 became due and was paid on September 15, 2022, and the third installment of $75 will be due on or before November 30, 2022. Upon receipt of the third installment payment, the Tax Receivable Agreement will terminate and we will not be required to make any further payments to the Vertiv Stockholder. In the event of a change of control of us prior to delivery of all installment payments, all unpaid installment payments (together with any accrued interest thereon) will accelerate and become payable upon the consummation of such change of control. In addition, in the event of a material breach by us of any of our material obligations under the amended Tax Receivable Agreement, all unpaid obligations will accelerate and become payable immediately and will accrue interest at a rate equal to the lesser of the Default Rate and the Maximum Rate (each, as defined in the amended Tax Receivable Agreement) until satisfied in full.
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
C) Repurchases of Shares or of Company Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Employment Agreement dated as of August 5, 2022 by and between Vertiv Holdings Co and Stephen Hen I Liang (filed herewith)
10.2	Confidential Separation Agreement and General Release and Waiver of Claims, dated September 9, 2022, by and between Vertiv Holdings Co, Vertiv Group Corporation, and Jason Forcier (filed herewith)
10.3
Amendments No. 6 to the Revolving Credit Agreement, dated as of September 20, 2022, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, certain other affiliates of Vertiv Group Corporation, as borrowers and guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, filed on September 20, 2022).

10.4
Amendments No. 7 to the Revolving Credit Agreement, dated as of September 20, 2022, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, certain other affiliates of Vertiv Group Corporation, as borrowers and guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, filed on September 20, 2022).

10.5	Retirement Agreement and General Release and Waiver of Claims, dated October 2, 2022, by and between Vertiv Holdings Co, Vertiv Group Corporation, and Robert Johnson (filed herewith)
10.6	Independent Contractor Agreement, dated effective January 1, 2023, by and between Vertiv Group Corporation and Robert Johnson (filed herewith)
10.7	Employment Term Sheet, dated October 3, 2022, by and among Giordano Albertazzi, Vertiv Corporation, and Vertiv Holdings Co (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2022	Vertiv Holdings Co
/s/ Rob Johnson
Name: Rob Johnson
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer