Form 10-K
period 2022-12-31
Vertiv Holdings Co
filed 2023-02-27
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __to__

Commission File No. 001-38518

Vertiv Holdings Co
(Exact name of registrant as specified in it charter)
Delaware (State or other jurisdiction of incorporation or organization)	81-2376902 (I.R.S Employer Identification No.)

505 N. Cleveland Ave., Westerville, Ohio 43082
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(D) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 30, 2022 (the last business day of the most recently completed second quarter) was approximately $2,562,094,706
As of February 17, 2023, there were 377,640,813 shares of our Class A common stock, par value $0.0001, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Unless the context otherwise indicates or requires, references to “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”), and other statements that Vertiv may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such are not historical facts. Such statements may include, without limitation, those regarding our future financial performance or position, capital structure, indebtedness, business performance, strategy and plans, and expectations and objectives of Vertiv management for future operations and financial performance. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of results or performance. Vertiv cautions that such forward-looking statements are subject to numerous assumptions, risks and uncertainties, which may change over time. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When Vertiv discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, Vertiv’s management.
The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on Vertiv. There can be no assurance that future developments affecting Vertiv will be those that Vertiv has anticipated.
Forward-looking statements included in this Annual Report speak only as of the date of this Annual Report or any earlier date specified for such statements. Vertiv undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to Vertiv or persons acting on Vertiv’s behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.
These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of Vertiv’s customers’ markets; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; competition in the infrastructure technologies industry; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; failure to properly manage Vertiv’s supply chain or difficulties with third-party manufacturers; our ability to forecast changes in prices, including due to inflation in material, freight and/or labor costs, and timely implement measures necessary to mitigate the impacts of any such changes; risks associated with our significant backlog, including that the impacts of any measures taken to mitigate inflation will not be reflected in our financial statements immediately; failure to meet or anticipate technology changes; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; Vertiv’s ability to realize cost savings in connection with Vertiv’s restructuring program; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; changes to tax law; ongoing tax audits; costs or liabilities associated with product liability; the global scope of Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States and abroad; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; risks associated with current and potential litigation or claims against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; failure to achieve environmental, social and governance goals; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; exposure to increases in interest rates set by central banking authorities; failure to maintain internal controls over financial reporting; the unpredictability of Vertiv’s future operational results, including the ability to grow and manage growth profitably; potential net losses in future periods; Vertiv’s level of indebtedness and the ability to incur additional indebtedness; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements is not fully within our control; Vertiv’s ability to access funding through capital markets; the Vertiv Stockholder’s significant ownership and influence over Vertiv; resales of Vertiv’s securities may cause volatility in the market price of our securities; Vertiv’s organizational documents contain provisions that may discourage unsolicited takeover proposals; Vertiv’s certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of Vertiv’s subsidiaries to pay dividends; the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; Vertiv's ability to manage the succession of its key employees; and factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future corporate transactions; risks associated with Vertiv’s limited history of operating as an independent company; and other risks and uncertainties indicated in this Annual Report including those under the heading “Item 1A. Risk Factors.”
Risk Factor Summary
Investing in Vertiv’s common stock involves a high degree of risk. You should carefully consider all information in this Annual Report prior to investing in Vertiv common stock. These risks are discussed more fully in the section titled “Item 1A. Risk Factors.” These risks and uncertainties include, but are not limited to, the following:
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
•Failure to realize sales expected from our backlog of orders and contracts;
•Failure to properly manage our supply chain or difficulties with third-party manufacturers and increases in costs of materials, labor and freight;
•Competition in the infrastructure technologies;
•Risks associated with information technology disruption or security;
•Risks associated with the implementation and enhancement of information systems;
•Failure to realize the expected benefit from any rationalization, restructuring, and improvement efforts;
•Disruption of, or changes in, our independent sales representatives, distributors and original equipment manufacturers;
•Global operations subject us to income and other taxes in the U.S. and numerous foreign entities which increases variability in our effective tax rate;
•Costs or liabilities associated with product liability and damage to our reputation and brands;
•The global scope of our operations;
•Any failure to benefit from future significant corporate transactions;
•Risks associated with our operations in emerging markets including economic, political, and production level risk;
•Risks associated with the invasion of Ukraine by Russia;
•Risks associated with future legislation and regulation of our customers’ markets both in the United States and abroad;
•Our ability to comply with various laws and regulations, including, but not limited to, laws and regulations relating to data protection and data privacy;
•Failure to properly address legal compliance issues, particularly those related to imports/exports, anti-corruption laws, and foreign operations;
•Risks associated with foreign trade policies, including tariffs or global trade conflicts;
•Risks associated with litigation or claims against the Company, including the risk of adverse outcomes in any such legal claims or proceedings;
•Our ability to protect or enforce our intellectual property and proprietary rights on which our business depends and risk of third-party intellectual property infringement claims;
•Liabilities associated with environmental, health and safety matters;
•Risks related to increased visibility and emphasis placed environmental, social, and governance (ESG) goals and any failure to achieve those goals;
•Failure to realize the value of goodwill and intangible assets;
•Exposure to fluctuations in foreign currency exchange rates;
•Any failure to remediate material weaknesses in our internal controls over financial reporting;
•Our level of indebtedness;

•Our ability to incur additional indebtedness;
•Our ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility;
•Our ability to comply with the covenants and restrictions contained in our credit agreements are not fully within our control;
•Our ability to access funds through capital markets;
•The Vertiv Stockholder’s significant ownership and influence over Vertiv;
•Resales of our securities may cause volatility in the market price of our securities;
•Provisions contained in our organizational documents that may discourage unsolicited takeover proposals;
•A forum selection clause included in our Certificate of Incorporation, which could discourage or limit stockholders’ ability to make a claim against us;
•The ability of our subsidiaries to pay dividends;
•Risk related to the increase in Class A common stock upon the exercise of outstanding warrants;
•Increased volatility in our net income (loss) due to the valuation of our Warrants;
•Risks associated with global macroeconomics conditions in the areas that we operate along with ongoing ramifications of the COVID-19 pandemic;
•Our ability to attract, train and retain key members of its leadership team and other qualified personnel;
•The adequacy of our insurance coverage;
•The phase-out of LIBOR affecting interest rates for our variable rate debt and interest rate swap agreements;
•Fluctuations in interest rates materially affecting our financial results and increasing the risk our counterparties default on our interest rate hedges; and
•Our incurrence of significant costs and devotion of substantial management time as a result of operating as a public company; and ceasing to be an “emerging growth company.”

The discussion of risk factors contained in “Item 1A. Risk Factors” herein includes forward-looking statements. These risks, which may be affected by a number of factors, whether currently known or unknown, including but not limited to those described herein, may impact our actual financial condition, operating results and prospects, and are important to understanding other statements included in this Annual Report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impact our business operations. If any of the events or circumstances described in the following risk factors occur, in whole or in part, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected and vary materially from past, or anticipated future, results. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
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

PART I.
(Dollars in millions except for per share data and as otherwise noted)
Item 1. Business
Overview
Vertiv is a global leader in the design, manufacturing and servicing of critical digital infrastructure for data centers, communication networks, and commercial and industrial environments. Our customers operate in some of the world's most critical and growing industries, including cloud services, financial services, healthcare, transportation, manufacturing, energy, education, government, social media, and retail.
Driven by passion and innovation, Vertiv believes there is a better way to meet the world’s accelerating demand for data. We collaborate with our customers to envision and build future-ready infrastructures. Our portfolio of hardware, software, analytics and services aim to enable our customers' vital applications to run continuously, perform optimally and scale with business needs.
Our Company
Vertiv Holdings, LLC (“Vertiv Holdings”), a direct wholly-owned subsidiary of the Company, traces its roots back to 1946 and the beginning of the information age when Ralph Liebert founded the precursor to the Liebert Corporation, which was established in 1965 as the industry’s first manufacturer of computer room air conditioning. In 1987, Liebert was acquired by Emerson Electric Co, which later formed its Network Power business in 2000 to integrate critical infrastructure technologies, including Liebert and previously acquired ASCO, a provider of power transfer switches, under one brand. Over the next decade, Emerson Network Power expanded through acquisitions of Avansys, Marconi’s outside plant and power system, Knurr AG, a leading provider of enclosure systems, and Avocent, a leading provider of IT management software and keyboard, video and mouse (or "KVM") solutions. In 2016, Emerson Network Power was spun off as a standalone business and ultimately became Vertiv.
On February 7, 2020, through a business combination with GS Acquisition Holdings Corp (“GSAH”), a special purpose acquisition company later renamed Vertiv Holdings Co, Vertiv became a publicly-traded company (the “Business Combination”) with its shares listed on the New York Stock Exchange (NYSE:VRT). GSAH was originally incorporated in Delaware on April 25, 2016 prior to the merger of its subsidiary with Vertiv Holdings.
As a result of the consummation of the Business Combination, (a) Vertiv directly owns all of the equity interests of Vertiv Holdings and indirectly owns the equity interests of its subsidiaries and (b) VPE Holdings LLC, a Delaware limited liability company (the “Vertiv Stockholder”), the sole equity owner of Vertiv Holdings prior to the Business Combination, holds 37,955,215 shares of our Class A common stock as of February 17, 2023.
Our Business
Vertiv offers critical infrastructure technologies and rapidly deployable customized solutions to meet the specific business requirements and needs of a diverse group of customers. Our global footprint comprises engineering, manufacturing, sales and service locations in more than 40 countries across the Americas, Asia Pacific and Europe, Middle East & Africa. We provide the hardware, software and services to facilitate an increasingly interconnected marketplace of digital systems where large amounts of indispensable data need to be transmitted, analyzed, processed and stored. Whether this growing quantity of data is managed centrally in hyperscale/cloud locations, distributed at the edge of the network, processed in an enterprise location or managed via a hybrid platform, the underpinnings and operations of all those locations rely on our critical digital infrastructure and services.
Our broad range of offerings includes AC and DC power management products, switchgear and busbar products, thermal management products, integrated rack systems, modular solutions, and management systems for monitoring and controlling digital infrastructure. These comprehensive offerings are integral to the technologies used for services, such as e-commerce, online banking, file sharing, video on-demand, energy storage, wireless communications, Internet of Things and online gaming. In addition, through our global services network, we provide lifecycle management services, predictive analytics and professional services for deploying, maintaining and optimizing these products and their related systems. Our most prominent brands include Vertiv, Liebert, NetSure, Geist, E&I, Powerbar, and Avocent.
We manage our business across three reportable segments based on our main geographic regions—the Americas, Asia Pacific and Europe, Middle East & Africa. For the year ended December 31, 2022, Vertiv’s revenue was $5,691.5, of which 48% was transacted in the Americas; 28% was transacted in Asia Pacific; and 24% was transacted in Europe,

Middle East & Africa. This compares with revenue for the year ended December 31, 2021 of $4,998.1, of which 44% was transacted in the Americas, 32% was transacted in Asia Pacific, and 24% in Europe, Middle East & Africa.
Backlog
Vertiv’s estimated combined order backlog was $4,754.4 and $3,191.0 as of December 31, 2022 and 2021, respectively. The backlog consists of product and services for which a customer purchase order or purchase commitment has been received and which has not yet been delivered. Orders may be subject to cancellation or rescheduling by the customer. The following table shows estimated backlog by business segment at December 31, 2022 and 2021, respectively.

(Dollars in millions)	December 31, 2022	December 31, 2021
Americas	$3,337.3	$1,886.1
Asia Pacific	480.0	484.2
Europe, Middle East & Africa	937.1	820.7
Total Backlog	$4,754.4	$3,191.0
The vast majority of the combined backlog as of December 31, 2022 is considered firm and is expected to be shipped within one year. Expanding lead-times caused by continuing global supply chain challenges, combined with continued strong demand have contributed to an increase in customer orders being placed in advance of our ability to fulfill them, which has added $1.6 billion to our backlog since December 31, 2021. We do not believe that Vertiv’s backlog estimates as of any date are necessarily indicative of our revenues for any future period. Additionally, our current backlog estimates are subject to a number of risks, see “Item 1A. Risk factors—Risks relating to our customers and our industry—We may not realize all of the sales expected from our backlog of orders and contracts.”
Strategic Priorities
Our businesses are focused on the following strategic priorities:
■Maintain Customer Focus
◦Enhance the customer experience through best in-class tools, commercial, technical, delivery, and service execution.
◦Nurture strong customer relationships.
◦Create superior customer value enabling demand and margin expansion.
■Achieve Operational Excellence
◦Continuous process improvement mindset to achieve speed, efficiency, efficacy, and scalability.
◦Achieve pervasive and efficient development and deployment of advanced IT tools and automation.
◦Adopt a rigorous management operating process and cadence.
■Build a High-Performance Culture
◦Foster a culture of accountability, collaboration, and speed.
◦Develop a widespread sense of urgency and reward performance.
◦Deliver on commitments and execute agreed plans.
■Foster Innovation
◦Be a market leader in our technology and service domains, and continue to differentiate through our new products.
◦Develop and introduce processes with effectiveness and velocity.
◦Develop system-level strength that leverages our unique product and services portfolio.
■Reinforce Financial Strength
◦Achieve long- and short-term margin and profit expansion combined with fixed cost constant culture.
◦Drive cash and balance sheet strength through rigorous resource allocation and management.
◦Generate profitable growth and focus on continuous variable cost optimization and develop superior pricing capabilities.

Our Customers
Our customers operate in some of the world's most critical industries. We primarily serve customers across three main end markets: (1) data centers (including hyperscale/cloud, colocation, enterprise and edge), (2) communication networks and (3) commercial and industrial applications.
Data Centers: The primary purpose of a data center is to process, store and distribute data. There are a host of different sizes and types of data centers, but primarily they can be broken down into the following classifications:
•Cloud/Hyperscale: These facilities are massive in scale and are primarily used to support cloud applications. This portion of the industry is growing rapidly. Examples of companies in this space include Microsoft Azure, Amazon Web Services, and Google Cloud.
•Colocation: These facilities range in size and offer clients a location where they can place their information technology (“IT”) equipment, while the building and critical digital infrastructure is owned by the colocation company. This portion of the industry is on a rapid growth trajectory. Examples of companies in this space include Digital Realty and Equinix.
•Enterprise: This classification refers to the “Fortune 1000” scale businesses that have their own on-premises data centers. Examples of companies in this space include Goldman Sachs, J.P. Morgan, Walmart and Allianz. The growth of the enterprise market, based on data centers and square footage, has generally been flat for the past three years.
•Edge: These types of data centers are at an early stage of their development and will likely be utilized by companies in all of the aforementioned categories in the future. These locations are decentralized by nature and located closer to where the data is being demanded (i.e., towards the edge of the network). This market is currently small, but the opportunities for growth are expected to increase as the proliferation of connected devices and data storage needs continues to accelerate in the future.
Communication Networks: This space is comprised of wireline, wireless, and broadband companies. These companies create content and are ultimately responsible for distributing voice, video, and data to businesses and consumers. They deliver this data through an intricate network of wireline and wireless mediums. Additionally, some of these companies’ locations act as data centers where the data is delivered, processed and stored. This sector has a generally low single-digit growth profile.
Commercial and Industrial: This space is comprised of commercial and industrial environments where our products keep critical systems running. Examples include transportation, manufacturing, and oil and gas. These applications are growing in their need for intelligent infrastructure and may be regulated or need to satisfy some level of compliance. The growth in this area generally aligns with changes in gross domestic product.
We engage these industries and end users through our global network of direct sales professionals, independent sales representatives, channel partners and original equipment manufacturers. Many of our installations are completed in collaboration with our customers and we work with them from the initial planning phase through delivery and servicing of the completed solution. This depth of interaction supports key customer relationships, sometimes spanning multiple decades.
Our Offerings
We design, manufacture and service critical digital infrastructure technology for data centers, communication networks and commercial and industrial environments. Our principal offerings include:
Critical infrastructure & solutions
We identify delivery of products as performance obligations within the critical infrastructure & solutions offering. Such products include AC and DC power management, thermal management, low/medium voltage switchgear, busway, and integrated modular solutions.
Integrated Rack Solutions
Performance obligations within integrated rack solutions include the delivery of racks, single phase UPS, rack power distribution, rack thermal systems, configurable integrated solutions, hardware, and software for managing I.T. equipment.

Services & spares
Global services include both pre-sale and faster-sales services, for example, preventative maintenance, project management, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and critical digital infrastructure software. We provide consistent service delivery for critical facilities in all regions of the world with service provided by knowledgeable, local specialists. Regular service of critical equipment supports maximum uptime and often reduces total cost of ownership for customers. We provide full support of critical infrastructures when and where our customers need us. Vertiv services are used in data centers, communications facilities, government agencies and industrial plants. Across the globe, there are over 200 service centers and more than 3,500 service engineers.
Competition
The majority of our competitors target a specific offering or a specific geographic location. Competition in our markets is primarily on the basis of reliability, quality, price, service and customer relationships. Across our three geographic segments, we encounter two principal types of competitors: niche players and global competitors. We believe we differentiate ourselves through: (i) our ability to service customers in each phase of the product lifecycle; (ii) our large customer service network which allows us to address the local and regional needs of our customer base; (iii) our ability to apply our understanding of trends, technologies and the implementation of our offerings for our customers; (iv) our integration with third-party software which allows us to customize solutions according to a particular customer’s needs; and (v) our ability to meet our customers' needs better than competitors on the market.
Sales and Marketing
Our customers are located across the globe. We go to market through multiple channels to ensure that we map our coverage to our customers’ buying behaviors and preferences. Our primary selling method is direct sales, and we have approximately 3,000 salespeople located around the world. We also utilize a robust network of channel partners, distributors, I.T. resellers, and value-added retailers. This network helps extend our global reach to all corners of the world.
Customer Service and Support
We ensure continuous uptime of our customers’ operations so they can perform at their peak and maximize resources. There are five key characteristics that differentiates Vertiv’s customer service and support from competitors:
•Expertise: For over 50 years, Vertiv’s long-tenured service personnel have been trusted advisors to industry leaders and companies of all sizes.
•Reliability & Safety: We provide around the clock, direct access to more than 3,500 field services engineers and over 200 technical support team members.
•Response Time: Vertiv boasts an 87% first-time fix rate in site emergency visits, allowing customers to quickly gain assistance wherever and whenever.
•Global Coverage: We provide a standardized support approach across the globe with more than 200 service centers, keeping our customer sites connected.
•Broad Capabilities: Vertiv offers customers a complete lifecycle of capabilities such as project launch, remote monitoring, on-site project management, energy consumption management and preventive maintenance.
Research and Development
We are committed to outpacing our competitors and being first to market with new product developments and improvements. In 2022, Vertiv spent $282.0 on Research and Development (“R&D”). We focus our R&D budget on engineering continuous improvement and new product innovation. Our global product leaders manage global product lines and engineering organizations with the goal to remain ahead of market trends by leveraging input from our regions and customers. These global groups are also supported by in-region product and engineering teams which are responsible for understanding and adapting our offerings to local market and customer requirements. These teams work closely with our sales and service network, enabling us to obtain and act upon customer feedback to continuously improve our offerings.

Facilities, Operations, and Supply Chain
Our ability to serve our customers on both a global and local level is a key success factor, and we have built our manufacturing footprint with that principle in mind. We have significant manufacturing facilities in the Americas, Asia Pacific and Europe, Middle East & Africa. This well-diversified global network of facilities allows for improved service level cost, and working capital optimization. Our manufacturing facilities are supported by regional engineering and configuration centers where, if our customers desire, we can tailor our products to the local market and to a given customer’s specific requirements.
We have established a robust supply chain that is complementary to our manufacturing footprint. The COVID-19 pandemic has led to supply chain constraints, despite strong market demand, and we have experienced significant material, freight and labor cost increases, which are expected to continue throughout 2023, with critical part shortages driving the need for additional spot buys at increased costs, and increased costs associated with premium freight to meet customer commitments. Additionally, logistical issues have significantly delayed the receipt of materials and, in some cases, we cannot procure critical parts at any price, creating production and delivery challenges pressuring the top and bottom line. In addition to providing high quality service to our customers, we follow a diversification strategy to avoid overconcentration or a significant dependence on a particular supplier or region. We continue to take action in 2023 to enhance our supply chain, such as qualifying new suppliers, and advancing our pricing plan.
Vertiv Operating System
The Vertiv Operating System (“VOS”) leverages a proven foundational approach to operational excellence to drive greater efficiency, quality and competitiveness into our operations. VOS promotes teamwork and collaboration across the entire organization and leverages continuous improvement techniques focused on elimination of waste and reduction of process variation. Results of VOS are reflected in enhanced customer satisfaction and greater cost efficiencies. While VOS is concentrated mainly within our manufacturing operations, similar methods are used to improve performance across corporate functions and new product development.
Human Capital Resources
As of December 31, 2022, we employed approximately 27,000 full-time and part-time employees. Approximately 32% of our employees are in our manufacturing operations. Our talent acquisition and retention practices include college and university recruiting programs, job fairs, compensation benchmarking, employee engagement and communication through email, social media, and other communication platforms.
Our Strategy
We are committed to attracting, hiring and developing the best and brightest talent and focus significant resources on supporting and managing our diverse global employee population. We offer our employees competitive pay packages and a broad range of company-paid benefits and recognize that our success is based in large part on the talents and dedication of those we employ.
Our Core Principles and Behaviors

Core Principles	Behaviors
■Safety	■Own it
■Integrity	■Act with urgency
■Respect	■Foster a customer-first mindset
■Teamwork	■Think big and execute
■Diversity and inclusion	■Lead by example
■Drive continuous improvement
■Learn and seek out development

Employee Safety
We believe a safe and healthy workplace is essential to flourish as a business. Vertiv prioritizes the health and safety of our global workforce and anyone who enters our facilities or interacts with our products. We believe we have effective EHS strategy that is evidenced in our strong safety record, including our total recordable injury rate relative to certain peers. Safety is of fundamental importance to Vertiv. We aim to provide the tools, training, and other resources needed to achieve our goal of reducing workplace risks and creating an injury-free workplace. We believe that creating a safe work environment is essential to our business. Through documented procedures, local safety team engagement, and a culture of open communication, our employees are encouraged to recommend safety improvements and report any safety hazards they see.
Employee Development
We also provide development and training programs for our employees, including new product training for our sales and services organizations, “Managing@Vertiv” for our management level employees, and “MyFirst90Days” for newly hired employees as key human capital measures and objectives.
Intellectual Property
Our ability to create, obtain and protect intellectual property is important to the success of our business and our ability to compete. We create intellectual property (“IP”) in our operations globally, and we actively work to protect and enforce our IP rights. We consider our trademarks to be valuable assets, including well-known marks within the industry such as Vertiv, Geist, Liebert, Energy Labs, NetSure, E&I, Powerbar, and Avocent.
In addition, we integrate licensed third party technology and IP into certain aspects of our products. Although certain third party proprietary IP rights are important to our success, we do not believe that we are materially dependent on any particular third party IP rights.
As of December 31, 2022 Vertiv had approximately 2,700 registered patents and approximately 500 pending, published or allowed patent applications, and approximately 1,500 registered trademarks and approximately 200 pending trademark applications.
Raw Materials
We obtain raw materials and supplies from a variety of sources and generally from more than one supplier. We have experienced critical part shortages and supply chain constraints in addition to logistical issues which have significantly delayed receipt of materials, as well as increased the costs of certain raw materials. We continue to address these challenges associated with our sources, supplies and costs of raw materials. Refer to the "Facilities, Operations, and Supply Chain" discussion above.
Environmental, Health and Safety
Meeting the growing demand for data and critical digital infrastructure while simultaneously mitigating environmental impacts from our operations and products and governing and managing our business in a responsible manner, are at the heart of our approach to environmental, social and governance ("ESG") matters.
Mitigating environmental impacts encompasses actions taken to minimize energy consumption and greenhouse gas emissions, manage materials and waste in our own operations, and provide customers with innovative products and solutions that help them minimize their own energy and water consumption. We are working to shrink the carbon footprint of our operations, and we seek to minimize, and, where possible, eliminate hazardous waste through source reduction and recycling. Throughout our global facilities we implement processes, procedures, and policies to track and mitigate environmental impacts. We also solicit local teams to identify action plans for the conservation of energy and water, and the reduction of GHG emissions.
Governing and managing our business in a responsible manner includes, but is not limited to, encouraging diversity, equity and inclusion ("DE&I"), respecting human rights, developing our employees, implementing data privacy and cybersecurity measures, establishing policies and codes that spell out expectations for our own behavior and that of our suppliers, and working to protect the interests of our company, stockholders, and other stakeholders.
We are subject to a broad range of foreign and domestic environmental, health and safety laws, regulations and requirements, including those relating to the discharge of regulated materials into the environment, the generation and handling of hazardous substances and wastes, human health and safety and the content, composition and takeback of our products. We maintain a robust environmental, health and safety compliance program, including policies and standards, dedicated staff, and periodic auditing and training. We also have a program for complying with the European Union Restriction on the Use of Certain Hazardous Substances and Waste Electrical and Electronic Equipment Directives, the China Restriction of Hazardous Substances law, the European Union Registration, Evaluation, Authorization and Restriction of Chemicals regulation, and similar requirements.
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
E&I Transaction
On November 1, 2021, Vertiv, through its wholly-owned subsidiaries Vertiv Holdings Ireland DAC, a private company limited by shares incorporated in Ireland and Vertiv International Holding Corporation, an Ohio corporation, acquired the shares of E&I Engineering Ireland Limited, a private company limited by shares incorporated in Ireland, and its affiliate Powerbar Gulf LLC (“E&I”). Total consideration was $1,770.4, net of $10.3 of cash acquired, payable in a mix of cash and stock. See “Note 2 – Acquisition” of our Consolidated Financial Statements.
E&I is a leading provider of switchgear, busway and modular power units serving data center and commercial and industrial customers in Europe, Middle East, and America. The combination broadened our power infrastructure portfolio, expanded our services opportunities by providing additional upfront project start-up and ongoing maintenance services, and now enables us to offer complete integrated power and modular solutions. Additionally, this acquisition strengthens our participation with large customers as well as gain new customers, including Hyperscale cloud providers, as we have an expanded portfolio of products and services to offer customers more flexible and scalable power deployment options. We continued to integrate E&I into our business during 2022.
Business Combination
GSAH was incorporated on April 25, 2016 as a Delaware corporation under the name “GS Acquisition Holdings Corp” and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 12, 2018, GSAH closed its IPO of 69,000,000 units, consisting of one share of Class A common stock and one-third of one redeemable warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, GSAH closed the private placement of an aggregate of 10,533,333 warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company (the “Sponsor”), at a price of $1.50 per Private Placement Warrant, generating proceeds of $15.8.
We redeemed and delisted the Public Warrants on January 19, 2021. The Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as a Public Warrant. As of December 31, 2022, there are 10,533,333 Private Placement Warrants outstanding.
On the closing date of the Business Combination, we entered into certain related agreements including the Registration Rights Agreement, the Tax Receivable Agreement, and the Stockholders Agreement (each of which is described below under “Related Agreements.”)
Related Agreements
Amended and Restated Registration Rights Agreement
On the closing date of the Business Combination, we entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), with the Initial Stockholders, the Vertiv Stockholder, the GS ESC PIPE Investor, the Cote PIPE Investor and certain other PIPE Investors (collectively, the “RRA Parties”), pursuant to which the RRA Parties are entitled to registration rights in respect of certain shares of Vertiv’s Class A common stock and certain other of our equity securities that are held by the RRA Parties from time to time.

Each of the GS Sponsor Member, the Cote Sponsor Member and the Vertiv Stockholder is entitled to make up to two demand registrations in any 12 month period in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds, applicable lock-up restrictions and certain other conditions. In addition, the RRA Parties have certain “piggy-back” registration rights. The Registration Rights Agreement includes customary indemnification and confidentiality provisions. We will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement.
On February 7, 2020, we filed a registration statement on Form S-1, as amended (the “Registration Statement on Form S-1”), to meet our obligations under the Registration Rights Agreement. The Vertiv Stockholder sold shares of our Class A common stock in the following secondary offerings: (i) 26.0 million shares in August 2020; (ii) 18.0 million shares in November 2020; and, (iii) 23.1 million shares in November 2021.
Stockholders Agreement
On the closing date of the Business Combination, the Company, the GS Sponsor Member, the Cote Sponsor Member and the Vertiv Stockholder entered into the Stockholders Agreement (the “Stockholders Agreement”).
Pursuant to the Stockholders Agreement, the Vertiv Stockholder has the right to nominate up to four directors to our Board of Directors, subject to its ownership percentage of the total outstanding shares of Class A common stock. If the Vertiv Stockholder holds: (i) 30% or greater of the outstanding Class A common stock, it will have the right to nominate four directors (two of which must be independent); (ii) less than 30% but greater than or equal to 20% of the outstanding Class A common stock, it will have the right to nominate three directors (one of which must be independent); (iii) less than 20% but greater than or equal to 10% of the outstanding Class A common stock, it will have the right to nominate two directors; (iv) less than 10% but greater than or equal to 5% of the outstanding Class A common stock, it will have the right to nominate one director; and (v) less than 5% of the outstanding Class A common stock, it will not have the right to nominate any directors. As long as the Vertiv Stockholder has the right to nominate at least one director, the Vertiv Stockholder shall have certain rights to appoint its nominees to committees of the Board of Directors and we shall take certain actions to ensure the number of directors serving on the Board of Directors does not exceed nine without the Vertiv Stockholder’s agreement. In addition, the Stockholders Agreement provides that so long as we have either of the Executive Chairman or the Chief Executive Officer as a named executive officer, we shall take certain actions to include such Executive Chairman or the Chief Executive Officer on the slate of nominees recommended by the Board of Directors for election. The Stockholders Agreement also provides that, for so long as the Vertiv Stockholder holds at least 5% of our outstanding Class A common stock, the Vertiv Stockholder will have the right to designate an observer to attend meetings of the Board, subject to certain limitations. As of February 17, 2023, the Vertiv Stockholder holds 10% of the outstanding Class A common stock.
Tax Receivable Agreement
In connection with the Business Combination, we entered into the Tax Receivable Agreement, which generally provided for payments to the Vertiv Stockholder of 65% of the cash tax savings in U.S. federal, state, local and certain foreign taxes, that we actually realize (or are deemed to realize) in periods after the closing of the Business Combination as a result of (i) increases in the tax basis of certain intangible assets of Vertiv resulting from certain pre-Business Combination acquisitions, (ii) certain U.S. federal income tax credits for increasing research activities (so-called “R&D credits”) and (iii) tax deductions in respect of certain Business Combination expenses. We expected to retain the benefit of the remaining 35% of these cash tax savings.
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
On December 31, 2021, Vertiv and the Vertiv Stockholder agreed to amend and supplement the Tax Receivable Agreement to replace our remaining payment obligations under the Tax Receivable Agreement with an obligation to pay $100.0 million in cash in two equal installments. The first installment payment was scheduled to be due on or before June 15, 2022 and the second installment was scheduled to be due on or before September 15, 2022. On June 15, 2022, Vertiv and the Vertiv Stockholder agreed to further amend the payment schedule under the Tax Receivable Agreement into three installment payments wherein the first installment payment of $12.5 became due and was paid on June 15, 2022, the second installment of $12.5 became due and was paid on September 15, 2022, and the third installment of $75 became due and was paid on November 30, 2022. Upon receipt of the third installment payment, the Tax Receivable Agreement terminated and we are not required to make any further payments and have no further obligations to the Vertiv Stockholder under the Tax Receivable Agreement.
Corporate Information
Our principal executive offices are located at 505 N. Cleveland Ave., Westerville, Ohio, 43082, and our telephone number is (614) 888-0246. Our website is www.vertiv.com.
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
Upon the written request of any record holder or beneficial owner of Common Stock entitled to vote at the Annual Meeting, we will, without charge, provide a copy of our Annual Report, including the financial statements and the financial statement schedules, for the fiscal year ended December 31, 2022, as filed with the SEC. Requests should be directed to ir@vertiv.com.

Item 1A. Risk Factors
An investment in our securities involves risks and uncertainties. You should carefully consider the following risks as well as the other information included in this annual report, including “Cautionary Statement About Regarding Forward-Looking Statements,” “Risk Factor Summary,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this annual report, before investing in our securities. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us. Unless the context otherwise requires, all references in this subsection to the “Company,” “Vertiv,” “we,” “us” or “our” refer to Vertiv Holdings Co and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of Vertiv prior to the consummation of the Business Combination.
Risks Related to Our Customers and Our Industry
We rely on the continued growth of our customers’ networks, in particular data center and communication networks, to grow our business, operations and revenue, and any decreases in demand in these networks could lead to a decrease in our product offerings.
A substantial portion of our business depends on the continued growth of our current and potential customers’ data centers and communication networks. If these networks do not continue to grow, whether as a result of changes in the economy, capital spending, building capacity in excess of demand, delays in receiving required permits and approvals, or for any other reason, overall demand could decrease for our product offerings, which would have an adverse effect on our business, results of operations and financial condition.
The long sales cycles for certain of our products and solutions offerings, as well as unpredictable placing or canceling of customer orders, particularly large orders, may cause our revenues and operating results to vary significantly from quarter-to-quarter, which could make our future operational results less predictable.
A customer’s decision to purchase certain of our products or solutions, particularly products new to the market or long-term end-to-end solutions, may involve a lengthy contracting, design and qualification process. In particular, customers deciding on the design and implementation of large deployments may have lengthy and unpredictable procurement processes that may delay or impact expected future orders, including customers canceling orders based on changes to their businesses. As a result, the order booking and sales recognition process is often uncertain and unpredictable, with some customers placing large orders with short lead times on little advance notice and others requiring lengthy, open-ended processes that may change depending on global or regional economic weakness. This unpredictability may cause our revenues and operating results to vary unexpectedly from quarter-to-quarter and year-to-year, making our future operational results less predictable.
We may not realize all of the sales expected from our backlog of orders and contracts.
Our backlog consists of the value of product and service orders for which we have received a customer purchase order or purchase commitment and which have not yet been delivered. As of December 31, 2022 and 2021, Vertiv’s estimated combined order backlog was $4,754.4 and $3,191.0, respectively. The vast majority of our combined backlog is considered firm and expected to be delivered within one year. Our customers have the right in some circumstances, usually with penalties or termination consequences, to reduce or defer firm orders in backlog. If customers terminate, reduce or defer firm orders, whether due to fluctuations in their business needs or purchasing budgets or other reasons, our sales will be adversely affected and we may not realize the revenue we expect to generate from our backlog or, if realized, may not result in profitable revenue. More generally, we do not believe that our backlog estimates as of any date are indicative of revenues for any future period. Additionally, because of our significant backlog, there may be significant delays between the time that we alter the prices we charge customers for our offerings and the time such price changes are reflected in our financial results. Additionally, because of our significant backlog, there may be significant delays between the time that we alter the prices we charge for new orders and the time such price changes are reflected in our financial results due to orders in the backlog that use historic pricing.

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
Large companies, such as communication network and cloud/hyperscale and colocation data center providers, comprise a material portion of our customer base and generally have greater purchasing power than smaller entities. Accordingly, these customers often require more favorable terms and conditions in contracts from suppliers including us. Consolidation among such large customers could further increase their buying power and ability to require onerous terms. In addition, these customers may impose substantial penalties for any product or service failures caused by us or the failure by us to timely deliver products ordered by those customers. As we seek to sell more products to such customers, we may be required to agree to such terms and conditions more frequently, which may include terms that affect the timing of our cash flows and ability to recognize revenue, and could have an adverse effect on our business, results of operations and financial condition.
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
We derive a portion of our revenue from contracts with governmental customers, including the U.S. federal, state and local governments. There is pressure on such governmental customers and their respective agencies to reduce spending and some of our contracts at the state and local levels are subject to government funding authorizations. These factors combine to potentially limit the revenue we derive from such contracts.
Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. Such contracts are also subject to various laws and regulations that apply to doing business with governmental entities, such as country-specific sourcing requirements. The laws relating to government contracts differ from other commercial contracting laws and our government contracts may contain pricing and other terms and conditions that are less favorable to the Company than those in commercial contracts.
We have, and we intend to continue pursuing, long-term, fixed-price contracts (including long-term, turnkey projects). Our failure to mitigate certain risks associated with our long-term, fixed-price contracts (including long-term, turnkey projects) may result in excess costs and penalties.
Long-term, fixed-price contracts (including but not limited to turnkey projects) may have a duration greater than twelve months, and may involve substantial risks, which may result in excess costs and penalties. These risks include but are not limited to:
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
Our competitors, any of which could introduce new technologies or business models that disrupt significant portions of our markets and cause our customers to move a material portion of their business away from us to such competitors, primarily include:
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
•Offering-specific competitors with products and services that compete globally but with a limited set of product offerings. These competitors may be able to focus more closely on a particular segment of the market and apply targeted financial, technical and marketing resources in ways that we cannot, potentially leading to stronger brand recognition, technological advancement and more competitive pricing within that targeted segment.
•Regional or country-level competitors are competitors that compete with us in a limited geographic area.
Failure to obtain performance and other guarantees from financial institutions, may prevent us from bidding on or obtaining certain contracts, or cause our costs with respect to such contracts to be higher.
In accordance with industry practice, for project opportunities we are required to provide guarantees, including bid-bonds, advance payment and performance guarantees. Some customers require these guarantees to be issued by a financial institution, and historic global financial conditions have in the past, and may in the future, make it more difficult and expensive to obtain these guarantees. If we cannot obtain such guarantees on commercially reasonable terms or at all, we could be prevented from bidding on or obtaining such large project contracts, or our costs for such contracts could be higher and, in either case, could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Business Operations
We are subject to changes in costs of production due to factors beyond our control, the impacts of which may be exacerbated if we fail to properly manage our supply chain and inventory.
Our operations, particularly our manufacturing and service operations, depend on the availability and prices of raw materials, components, products and services from third-party suppliers, and such suppliers’ ability to timely deliver the quantities and quality required at reasonable prices. Additionally, our operations depend on our ability to accurately anticipate these needs and prices. We have a large number of providers to support our global operations and breadth of offerings. In addition, certain of our suppliers are also competitors with us in one or more parts of our business and those suppliers may decide to discontinue business with us. As described in our prior filings, at times in the past we did not accurately anticipate the magnitude of inflationary increases in costs of our materials, freight and labor, as a result of which such cost increases were not immediately reflected in the prices for our offerings. Other supply chain issues that we historically have faced, and may face in the future include, but are not limited to, the following:
•Volatility in the supply or price of raw materials, freight and labor. Our products rely on a variety of raw materials and components, including steel, copper, aluminum and various electronic components. We may experience a shortage of, or a delay in receiving, such materials or components because of strong demand, supplier capacity constraints or other operational disruptions, restrictions on use of materials or components subject to our governance and compliance requirements, disputes with suppliers or problems in transitioning to new suppliers. Moreover, prices for some of these materials and components have historically been volatile and unpredictable. We also rely upon labor and third-party freight services to produce and deliver our offerings to our customers. During 2021 and 2022, we experienced significant increases in material, freight and labor costs, and we expect inflationary pressures on such costs to continue in 2023. Ongoing supply issues may require us to reengineer some offerings, which could result in further costs and delays, some of which costs we may not be able to pass onto our customers. If we are unable to secure necessary supplies at reasonable prices or acceptable quality, we may be unable to manufacture products, fulfill service orders or otherwise operate our business. We may also be unable to offset unexpected increases in material and component costs with our own price increases without suffering reduced volumes, revenues or operating income.
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
We believe that our future success will depend in part upon our ability to anticipate technology shifts and to enhance and develop new products and services that meet or anticipate such technology changes. Any such developments will require continued investment in engineering, capital equipment, marketing, customer service and technical support. For example, we will need to anticipate potential market shifts to efficient products, alternative power architectures, cooling technologies and energy storage that could diminish the demand for our existing offerings or affect our margins.
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
Disruptions to the various information security systems upon which our operations rely, especially cyber-security incidents, including data security breaches, ransomware or computer viruses, could harm our business, reduce our revenue, increase our expenses, damage our reputation and adversely impact our performance.
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
As our business increasingly interfaces with employees, customers, vendors and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into smart products, Internet of Things, business-to-consumer, and e-commerce subjects us to increased cyber and technology risks. The secure operation of our information technology systems and networks and ensuring that we have skilled personnel to assist in ensuring continued security, is critical to our business operations and strategy. Information technology security threats from user error to attacks designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication.
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
Our implementation of new information systems and enhancements to current systems, including those relating to our enterprise resource plan, human capital management and product lifecycle systems, are costly and have in the past and may in the future be disruptive to our operations. Problems, disruptions, delays or other issues in the design and implementation of these systems or enhancements have in the past and could in the future adversely impact our forecasting and planning abilities, and our ability to process customer orders, ship products, provide service and support to our customers, bill and collect in a timely manner from our customers, fulfill contractual obligations, accurately record and transfer information, recognize revenue, file securities, governance and compliance reports in a timely manner or otherwise run our business. If we are unable to successfully design and implement these new systems, enhancements, and processes as planned, if the length of time or costs are greater than anticipated, if they result in further disruptions, or if they do not operate as anticipated, our business, results of operations and financial condition could be negatively impacted. Additionally, the benefits of these new systems may not be realized until they are fully implemented and testing has been completed.

We may not realize the expected benefits from any rationalization, restructuring, and improvement efforts that we have taken or may take in the future.
We have and continue to undertake rationalization, restructuring, and realignment initiatives to reduce our overall cost base and improve efficiency. There can be no assurance that we will fully realize the benefits of such efforts as anticipated, and we may incur additional and/or unexpected costs to realize them. These actions could yield other unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity, and unexpected employee attrition, including the inability to attract or retain key personnel. If we fail to achieve the expected benefits of any rationalization, restructuring, or realignment initiatives and improvement efforts, or if other unforeseen events occur in connection with such efforts, our business, results of operations and financial condition could be negatively impacted.
Disruption of, or consolidation or changes in, the markets or operating models of our independent sales representatives, distributors and original equipment manufacturers could have a material adverse effect on our results of operations.
We rely, in part, on independent sales representatives, distributors, resellers, and original equipment manufacturers for the distribution of our products and services, some of whom operate on an exclusive basis. If the financial condition or operations of these third parties weaken, including as a result of a shift away from the go-to-market operating model they currently follow, and they are unable to successfully market and sell our products, our revenue and gross margins could be adversely affected. In addition, if there are disruptions or consolidation in their markets, such parties may be able to improve their negotiating position and renegotiate historical terms and agreements for the distribution of our products or terminate relationships with us in favor of our competitors. Changes in the negotiating position of such third parties in future periods could have an adverse effect on our results of operations.
Our global operations subject us to income and other taxes in the U.S. and numerous foreign jurisdictions. Unanticipated changes in tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could cause increased variability in our effective tax rate and impact our financial performance.
Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates or other regulatory actions regarding taxes including the implementation of any global minimum tax for corporations, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly impact our effective income tax rate in the future. Further, changes in tax laws and rates or other regulatory actions may significantly impact the positions taken with regard to tax contingencies and we may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties. Our effective tax rate in any given financial reporting period may be materially impacted by mix and level of earnings or losses by jurisdiction as well as the discrete recognition of taxable events and exposures.
Any failure of our product offerings could subject us to substantial liability, including product liability claims, which could damage our reputation or the reputation of one or more of our brands.
The product offerings that we provide are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third parties. Defects could expose us to product warranty claims, including substantial expense for the recall and repair or replacement of a product or component, and product liability claims, including liability for personal injury or property damage. We are not generally able to limit or exclude liability for personal injury or property damage to third parties under the laws of most jurisdictions in which we do business, and in the event of such incident, we could spend significant time, resources and money to resolve any such claim. We may be required to pay for losses or injuries purportedly caused by the design, manufacture, installation or operation of our products or by solutions performed by us or third parties.
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
As of December 31, 2022, we employed approximately 27,000 people globally and had manufacturing facilities in the Americas, Asia Pacific and Europe, Middle East & Africa. We generate substantial revenue outside of the US and expect that foreign revenue will continue to represent a significant portion of our total revenues. In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries, as well as, contractual labor requirements with unions in countries where we operate with local labor unions. We also must communicate and monitor company-wide standards and directives across our global network. Our failure to successfully manage our geographically diverse operations and our contractual and regulatory obligations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with company-wide standards and procedures.
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
As it relates to our acquisition of E&I Engineering and its affiliate Powerbar Gulf (collectively, “E&I”) in November of 2021 (“Acquisition”), our ability to realize the anticipated benefits of the Acquisition will also depend, to a large extent, on our ability to integrate the two businesses. If we cannot successfully integrate and manage the two businesses within a reasonable time following the Acquisition, we may not be able to realize the potential and anticipated benefits of the Acquisition, which could have a material adverse effect on our business, financial condition and operating results.
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
With any acquisition, we may encounter unexpected integration-related costs, fail to realize all the benefits anticipated or be subject to other factors that adversely affect preliminary estimates. In addition, even if the operations of the two businesses are integrated successfully, the full benefits of the acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that we expect. The occurrence of any of these events, individually or in combination, could have a material adverse effect on the combined business’s financial condition and operating results.
Additionally, achieving benefits of any acquisition may require certain related one-time costs, charges and expenses, which may be material and have not yet been quantified. We expect to incur significant, non-recurring costs in connection with consummating acquisitions, combining the operations of target companies and achieving desired synergies. These fees and costs may be substantial. No assurances can be made that the costs of achieving the anticipated cost synergies will not rise materially, or that synergies will be realized in the amounts expected, in the timeframes we currently anticipate, or at all. We can provide no assurance that we will be successful in generating growth, maintaining or increasing our cash flows or profitability or achieving cost savings and revenue enhancements in connection with the items reflected by these adjustments, and our inability to do so could have a material adverse effect on our business, cash flows, results of operations and financial position.
Our operations depend on production facilities throughout the world, which subjects us to varying degrees of risk of disrupted production.
We operate manufacturing facilities worldwide. Our manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, shortages in suppliers, components and parts, war, political unrest, terrorist activity, economic upheaval, changes in governmental regulations, government mandated shutdowns or shelter in place orders, or public health concerns (such as the spread of COVID-19). Some of these conditions are more likely in certain geographic regions in which we operate. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.
The invasion of Ukraine by Russia and resulting sanctions by the U.S., European Union and other countries have contributed to inflation, market disruptions and increased volatility in commodity prices more acutely in the U.S. and Europe and a slowdown in global economic growth.
In February of 2022, a full-scale military invasion of Ukraine was commenced by Russian troops. In response to the attacks on Ukraine, a series of sanctions, increased export controls and other penalties have been levied by the U.S., European Union, and other countries. The invasion by Russia and resulting sanctions have had a broad range of adverse impacts on global business and financial markets, some of which have had and may continue to have adverse impacts on our business. These include increased inflation, significant market disruptions and increased volatility in commodity prices. Although the duration and extent of the ongoing military conflict is highly unpredictable, and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results. Further, the conflict between Russia and Ukraine could lead to future additional disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threaten additional sanctions and controls. While it is difficult to anticipate the duration and extent of the ongoing military conflict, or the impact the continuing conflict and commensurate sanctions and penalties may have on our operations, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as additional restrictions on energy supplies from Russia to countries in the region, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.
Legal and Regulatory Risks
Future legislation and regulation, both in the U.S. and abroad, governing Internet-related services, other related communications services and information technologies could disrupt our customers’ markets resulting in declines in sales volume and prices of our products and otherwise have an adverse effect on our business operations.
Various laws and governmental regulations, both in the U.S. and abroad, governing Internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, in the U.S. regulations governing aspects of fixed broadband networks and wireless networks may change as a result of proposals regarding net neutrality and government regulation of the Internet, which could impact our communication networks customers. Although President Biden issued an executive order in July 2021 encouraging the FCC to restore net neutrality rules undone by the previous administration, the effects and ultimate outcome of government regulation of the Internet and related services pertaining to net neutrality are unclear. There are anticipated regulations forthcoming in the U.S. in the areas of cybersecurity, data privacy and data security, any of which could impact us and our customers. Similarly, cybersecurity, data privacy and data security regulations outside of the U.S. continue to evolve. Future legislation could impose additional costs on our business, disrupt our customers’ markets or require us to make changes in our operations which could adversely affect our operations.
Any failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results.
To conduct our operations, we regularly move data across borders, and consequently we are subject to a number of continuously evolving and developing privacy and data protection laws and regulations around the world. These include, for example, the General Data Protection Regulation (GDPR) in Europe, the California Privacy Rights and Enforcement Act of 2020 (CPRA) in the U.S., and the Personal Information Protection Law (PIPL) in China. These laws impose numerous obligations on data controllers and processors. Breaches could result in substantial fines, regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, and potential civil claims including class action type litigation. We seek to comply with and abide by all laws and regulations to which we are subject and devote significant time and resources to our compliance efforts. Despite such efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to properly process or protect the data or privacy of third parties or comply with data privacy and data protection regimes.
Our international operations expose us to specific legal compliance issues relating to anti-corruption laws and regulations of the U.S. government and various other international jurisdictions, and our failure to comply with those regulations could adversely impact our business.
We are subject to various anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA), which prohibit payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We operate in several less-developed regions that are recognized as having a greater risk of potentially corrupt business environments and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Our legal compliance and ethics programs and policies, including our code of business conduct, existing policies on anti-bribery, export controls, environmental and other legal compliance, and periodic training on these matters, mandate compliance with anti-corruption laws and are designed to reduce the likelihood of a compliance violation. In the event that we have reason to believe that our employees or business partners have or may have violated applicable laws, regulations or policies, including anti-corruption laws, we are required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Nevertheless, such a violation could still occur, disrupting our business through fines, penalties, diversion of internal resources, negative publicity and possibly severe criminal or civil sanctions.

We are subject to governmental export and import controls and sanction programs that could subject us to liability or impair our ability to compete in international markets.
We, and certain of our products (including components of such products), are subject to applicable import laws, export controls and economic sanctions laws and regulations, including rule changes, evolving enforcement practices, and other government actions. Changes in import and export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in claims for breach of existing contracts and modifications to existing compliance programs and training schedules. While we train our employees to comply with these regulations and have systems in place designed to prevent compliance failure, we cannot provide assurance that a violation will not occur, whether knowingly or inadvertently. Violations may result in penalties, including fines, debarments from export and import privileges, and loss of authorizations needed to conduct aspects of our international business, and may harm our ability to enter into contracts with our customers who have contracts with the U.S. government. A violation of the laws and regulations enumerated above could have an adverse effect on our business, results of operations and financial condition.
Changes in U.S. or foreign trade policies, including additional tariffs or global trade conflicts, could increase the cost of our products, which could adversely impact the competitiveness of our products.
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
Our financial performance may suffer if we cannot continue to develop, commercialize or enforce the intellectual property rights on which our businesses depend, or if we are unable to gain and maintain access to relevant intellectual property rights of third parties through license and other agreements, or are subjected to successful third-party claims of infringement.
Our business relies on a substantial portfolio of global intellectual property rights. Intellectual property laws vary by jurisdiction and we may be unable to protect or enforce our proprietary rights adequately in all cases, or do so without undue cost. In addition, our intellectual property rights could be challenged, invalidated, infringed or circumvented. The existence of many patents in our fields, the secrecy of some pending patent applications, and the rapid rate of issuance of new patents makes it economically impractical to make conclusive advance determinations of whether a product or any of its components infringes the patent rights of others. We also rely on maintenance of proprietary information (such as trade secrets, know-how and other confidential information) to protect certain intellectual property, which can be difficult to maintain as confidential. Confidentiality agreements may not provide an adequate remedy in the event of an unauthorized disclosure, and the enforceability of such confidentiality agreements may vary from jurisdiction to jurisdiction. Failure to obtain or maintain trade secrets, protection of know-how and other confidential information could adversely impact our business.
We also rely on licensing certain intellectual property rights from third parties, which requires that we monitor and manage our use of third-party and open-source software components to comply with applicable license terms. Our ability to comply with such license terms may be affected by factors that we can only partially influence or control. The continuation of good licensing relationships with our third-party licensors is important to our business. If any of our third-party licensors are acquired by our competitors, the applicable licensed intellectual property may no longer be available to us or available only on less favorable terms, which could adversely impact our business, results of operations and financial condition.
In addition, third party claims of infringement by us or customers using our product, regardless of the merit of these claims, can be time-consuming, costly to defend, and may require that we develop or substitute non-infringing technologies, redesign affected products, divert management’s attention and resources away from our business, require us to enter into settlement or license agreements that may not be commercially reasonable, pay significant damage awards, including treble damages if we were found to be willfully infringing, or temporarily or permanently cease engaging in certain activities or offering certain products or services in some or all jurisdictions, and any of the foregoing could adversely impact our business.
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
We are subject to a broad range of foreign and domestic environmental, health and safety laws, regulations and requirements, including those relating to the discharge of regulated materials into the environment, the generation and handling of hazardous substances and wastes, human health and safety, and the content, composition and takeback of our products. For example, the European Union Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive and similar laws and regulations of China and other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Additionally, the EU, China and other jurisdictions have adopted or proposed versions of the Waste Electrical and Electronic Equipment Directive, which requires producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of products when they have reached the end of their useful life, as well as Registration, Evaluation, Authorization and Restriction of Chemical Substances regulations, which regulate the handling and use of certain chemical substances that may be used in our products.
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
In addition, we handle hazardous materials in the ordinary course of operations which increases the risk that there may be spills or releases of hazardous materials into the environment. We have significant manufacturing facilities in North and South America, in Asia-Pacific and in Europe, Middle East & Africa. At sites which we own, lease or operate, or have previously owned, leased or operated, or where we have disposed or arranged for the disposal of hazardous materials, we may have current liability exposure for contamination, and could in the future be liable for additional contamination. We have been, and may in the future be, required to participate in the remediation or investigation of, or otherwise bear liability for, such contamination and be subject to claims from third parties who were damaged or injured by such contamination.

We are subject to risks related to increasing visibility and emphasis placed on various ESG-related metrics and goals, as well as any failure to achieve ESG-related goals that we establish.
Businesses including ours are facing increasing scrutiny in ESG-related areas, including renewable resources, environmental stewardship, supply chain management, climate change, safety, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. If we fail to meet applicable standards or expectations with respect to these issues across all of our services and in all of our operations and activities, including the expectations we set for ourselves, our reputation and brand image could be damaged, and our business, financial condition and results of operations could be adversely impacted.
Certain organizations that provide corporate governance and other corporate risk information to investors and stakeholders have developed, and others may in the future develop, scores and ratings to evaluate companies based in whole or part on ESG or sustainability metrics. We do not control these organizations or the content and opinions included in their reports and cannot assure that their analysis would be positive or accurate. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such companies to improve ESG disclosure or performance and may also make voting decisions, or take other actions, based on their perceptions in this regard to hold these companies and their boards of directors accountable.
Moreover, if we communicate to the market certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives and goals, or we could be criticized for the scope of such initiatives or goals. The expectations and assumptions underlying any such initiatives and goals would be necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and measuring and reporting on many ESG matters.
Risks Related to Our Financial Position, Investments and Indebtedness
Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
As of December 31, 2022, we had total goodwill and net intangible assets of $3,100.8 which constituted approximately 44% of our total assets in the aggregate. We assess goodwill and indefinite lived assets for impairment annually, and we conduct an interim evaluation of definite lived and indefinite lived assets whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of goodwill and net intangible assets will depend on the future cash flows of the businesses to which they relate. If we are not able to realize the value of the goodwill and net intangible assets, this could adversely affect our results of operations and financial condition, and also result in an impairment of those assets.
We are exposed to fluctuations in foreign currency exchange rates, and our hedging activities may not protect us against the consequences of such fluctuations on our earnings and cash flows.
As a result of our global operations, our business, results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates, most notably the strengthening of the U.S. dollar against the primary foreign currencies, which could adversely impact our revenue growth in future periods. For example, if the U.S. dollar strengthens against other currencies such as the euro, our revenues reported in U.S. dollars would decline. In addition, for U.S. dollar-denominated sales, an increase in the value of the U.S. dollar would increase the real cost to customers of our products in markets outside the U.S., which could result in price concessions in certain markets, impact our competitive position or have an adverse effect on demand for our products and consequently on our business, results of operations and financial condition.
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

As of December 31, 2021 management has concluded that the Company’s internal control over financial reporting was effective. Notwithstanding this conclusion, we have had material weaknesses in the past, and we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.
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
We have debt, including existing outstanding indebtedness under the Term Loan Facility (as defined herein). As of December 31, 2022, we had approximately $2,139.8 of senior secured indebtedness outstanding under the Term Loan Facility, $850.0 of Senior Secured Notes due 2028 (the “Notes”) outstanding and $317.4 of undrawn commitments (which undrawn commitments are available subject to customary borrowing base and other conditions), and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries) under the ABL Revolving Credit Facility (as defined herein) (net of letters of credit outstanding in the aggregate principal amount of $17.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility), which, if drawn would constitute senior secured indebtedness.
Our level of indebtedness could have important consequences, including making it more difficult for us to satisfy our obligations; increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements; exposing us to interest rate fluctuations because the interest on the debt under the Senior Secured Credit Facilities is imposed, and debt under any future debt agreements may be imposed, at variable rates, which may affect the yield requirements of investors who invest in our shares, adversely impacting the price of our shares and our ability to issue equity or incur additional debt; requiring us to dedicate a portion of our cash flow from operations to payments on our debt (including interest and scheduled repayments on the outstanding term loan borrowings under the Term Loan Facility, interest payments on the Notes or any future debt agreements with similar requirements), thereby reducing the availability of our cash flow for operations and other purposes; making it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness; limiting our ability to refinance indebtedness or increasing the associated costs; requiring us to sell assets to reduce debt or influencing our decision about whether to do so; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or preventing us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our business; and placing us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable terms and that, as a result, may be better positioned to withstand economic downturns.
Despite our levels of indebtedness, we have the ability to incur more indebtedness. Incurring additional debt could further intensify the risks described above.
We may be able to incur additional debt in the future and the terms of the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes will not prohibit us from doing so subject to certain limitations. We have the ability to draw upon the undrawn portion of our $570.0 ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries) and the ability to increase the aggregate availability thereunder by up to $30.0 (subject to receipt of commitments and satisfaction of certain other conditions). We also have the ability to draw upon the uncommitted accordion provided under the Term Loan Facility (subject to the receipt of commitments and satisfaction of certain other conditions), which, as of the date of closing of the Term Loan Facility, permitted incremental term loans thereunder or certain equivalent debt outside of the Term Loan Facility documentation of up to (i) the greater of $325.0 and 60% of “Consolidated EBITDA” (as defined in the Term Loan Facility), plus (ii) the sum of all voluntary prepayments, repurchases and redemptions of the Term Loan Facility and certain permitted indebtedness that is secured on a pari passu basis with the Term Loan Facility, in each case, to the extent not financed with the incurrence of certain additional long-term indebtedness, plus (iii) an unlimited amount so long as, on a pro forma basis (x) with respect to indebtedness secured on a pari passu basis with the Term Loan Facility, the “consolidated first lien net leverage ratio” (as defined in the Term Loan Facility) of Vertiv Group (as defined herein) and its restricted subsidiaries would not exceed 3.75:1.00 and (y) with respect to indebtedness incurred outside of the Term Loan Facility documentation and secured on a junior basis with the Term Loan Facility or unsecured, the “consolidated total net leverage ratio” (as defined in the Term Loan Facility) of Vertiv Group) (as defined herein) and its restricted subsidiaries would not exceed, subject to certain exceptions, 5.25:1.00. If new debt is added to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our respective debt obligations. In addition, the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
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
The credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes restrict (subject to exceptions), among other things, our ability to incur additional indebtedness; pay dividends or other payments on capital stock; guarantee other obligations; grant liens on assets; make loans, acquisitions or other investments; transfer or dispose of assets; make optional payments of, or otherwise modify, certain debt instruments; engage in transactions with affiliates; amend organizational documents; engage in mergers or consolidations; enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its restricted subsidiaries; and designate our subsidiaries as unrestricted subsidiaries. Additionally, the activities which may be carried out by Holdings (as defined herein) are subject to limitations.
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
Our ability to comply with the covenants and restrictions contained in the credit agreements governing the Senior Secured Credit Facilities, the indenture governing the Notes and any future debt agreements, may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants and restrictions in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy, among other factors. The breach of any of these covenants or restrictions could result in a default under the credit agreements governing the Senior Secured Credit Facilities, the indenture governing the Notes or any future debt, including as a result of a cross-default, that would permit the applicable note holders or lenders to terminate any outstanding commitments and declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, the applicable borrowers may be unable to borrow under the Senior Secured Credit Facilities, or any future debt, may not be able to repay the amounts due under the Senior Secured Credit Facilities, or any future debt, may not be able to make interest payments on the Notes and may not be able make cash available to us, by dividend, debt repayment or otherwise, to enable us to make payments on any future debt, meet other corporate needs or pay dividends. In addition, the lenders under the Senior Secured Credit Facilities, the noteholders of the Notes or any future debtholder, could proceed against the collateral securing that indebtedness. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.
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
As of February 17, 2023, the Vertiv Stockholder beneficially owned approximately 10% of our outstanding Class A common stock. As long as the Vertiv Stockholder owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) or Bylaws (the “Bylaws” and, together with the Certificate of Incorporation, the “Organizational Documents”), or the approval of any merger or other significant corporate transaction, including a sale of all or substantially all of our assets. The Vertiv Stockholder’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock. Because our Certificate of Incorporation opts out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) regulating certain business combinations with interested stockholders, the Vertiv Stockholder may transfer shares to a third party by transferring their common stock without the approval of our Board or other stockholders, which may limit the price that investors are willing to pay in the future for shares of our common stock. As of February 17, 2023, and pursuant to the Stockholders Agreement entered into by and among the Company, the Sponsor Members and the Vertiv Stockholder, the Vertiv Stockholder will have the right to nominate up to two directors to our Board.
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
As restrictions on resale end and registration statements remain available for use, the sale or possibility of sale of shares by the Vertiv Stockholder, the former owners of E&I, and other investors could have the effect of increasing the volatility in our share price or the market price of our securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. We cannot predict the size of any such future sales of shares or the effect, if any, that future sales would have on the market price of our shares. Sales of our Class A common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for holders to sell shares of our Class A common stock.

Anti-takeover provisions contained in our Organizational Documents could impair a takeover attempt.
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
As of December 31, 2022, we had Warrants to purchase an aggregate of 10,533,333 shares of our Class A common stock outstanding. To the extent these outstanding Warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the then-existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A common stock.
The valuation of our Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).
The change in fair value of our Warrants is primarily the result of changes in stock price and Warrants outstanding at each reporting period. The Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding Warrants issued in connection with GSAH's initial public offering. Significant changes in our stock price or number of Warrants outstanding may adversely affect our net income (loss) in our consolidated statements of earnings (loss).
General Risk Factors
Global macroeconomic conditions, including economic weakness and uncertainty in the areas in which we operate, and ongoing ramifications from the COVID-19 pandemic, could adversely impact our business, results of operations and financial condition.
Worldwide economic conditions generally impact demand for our product offerings. Macroeconomic weakness and uncertainty in global, regional or local areas may result in decreased orders, revenue, gross margin and earnings. Our business has been impacted from time to time in the past by macroeconomic weakness in the U.S. and various regions outside of the U.S. Continued pressures relating to global supply chain constraints, inflationary impacts on component parts and raw materials, higher overhead costs as a percentage of revenue and higher interest expense and labor shortages have resulted, and could continue to result in, economic weakness and uncertainty, which could result in:
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
In addition, the continuing ramifications of the global COVID-19 pandemic, including the emergence of new variants of the virus, continue to generate a level of disruption and volatility in global markets. This disruption and volatility has adversely affected, and could continue to adversely affect, our business, results of operations, financial position, cash flows and liquidity. Such effects may be material and may include, but are not limited to:
•disruptions in our supply chain due to transportation delays, travel restrictions and closures of businesses or facilities;
•reductions in our operating effectiveness due to continued workforce disruptions; and
•volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.

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
Changes in our executive management team, including our executive chairman, may also cause disruptions in, and harm to, our business and failure to have an effective succession plan in place for our key executive officers could significantly delay or prevent us from achieving our business and/or development objectives and could materially harm our business. As previously disclosed, our prior Chief Executive Officer retired effective December 31, 2022, for health reasons, and Giordano Albertazzi replaced him as Chief Executive Officer effective January 1, 2023. Although the Company has taken several steps to facilitate an effective succession plan and reduce the challenges associated with a transition of this type, including the inclusion of a post-employment consulting agreement with Mr. Johnson, any failure to ensure effective transfer of knowledge and a smooth transition could disrupt or adversely affect our business, results of operations, financial condition, and prospects.
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
LIBOR is used as a reference rate for our variable rate debt under the Term Loan Facility and for our interest rate swap agreements. If interest rates increase as a result of the LIBOR phase-out, our debt service obligations on our Term Loan Facility (to the extent of the debt outstanding thereunder, and unless otherwise interest rate hedges) will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. As announced in July 2017 by the U.K. Financial Conduct Authority (“UKFCA”), the UKFCA no longer compels or persuades participating banks to submit LIBOR quotations and has phased out LIBOR as a benchmark as of December 31, 2021. More recently, on March 5, 2021, the ICE Benchmark Administration (“IBA”) published a feedback statement on its prior December 2020 consultation regarding its intention to cease publication of most tenors of USD LIBOR after June 30, 2023. The extension does not apply to the rate's other denominations - euro, sterling, Swiss franc and Japanese yen. Despite the extension, U.S. banking regulators have advised that most USD LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate or a hardwired fallback. In accordance with the formal recommendation of the Alternative Reference Rates Committee (“ARRC”) issued on July 29, 2021, USD LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index calculated on a daily basis by reference to short-term repurchase agreements for U.S. Treasury securities. Although there have been certain issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR. The International Swaps and Derivatives Association, Inc. (“ISDA”) previously announced fallback language for USD LIBOR-referencing derivatives contracts that provides for SOFR as the primary replacement rate for USD LIBOR. Although the Term Loan Facility provides a mechanism for determining a benchmark replacement index, such replacement may not be able to be implemented prior to LIBOR becoming unavailable, which may require us to borrow at the base rate (as described in the Term Loan Facility), which may not be as favorable as LIBOR, and, if a benchmark replacement is implemented in accordance with the mechanisms in the Term Loan Facility, such replacement may not be as favorable as LIBOR. In either case, the interest rates on our variable rate debt under the Term Loan Facility may change. The new rates may be higher than those in effect prior to any LIBOR phase-out and the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.
We also have interest rate swap agreements, which are used to hedge the floating rate exposure of the Term Loan Facility. If LIBOR becomes unavailable and market quotations for specified inter-bank lending are not available, it is unclear how payments under such agreements would be calculated, which could cause the interest rate swap agreements to no longer offer us the protection we expect. Following publication of the IBA feedback statement, ISDA announced that these statements constituted an “Index Cessation Event” under the ISDA 2020 IBOR Fallbacks Protocol, triggering a “Spread Adjustment Fixing Date” of March 5, 2021 under the Bloomberg IBOR Fallback Rate Adjustments Rule Book for all LIBOR settings. Consequently, following the cessation of USD LIBOR, fallbacks for swaps will shift to SOFR, plus the spread adjustment fixed as of March 5, 2021. Although the protocol for swap replacement rates has been developed, there can be no assurance that our swap counterparties will adhere to it. It is uncertain whether amending our then-existing swap agreements may provide us with effective protection from changes in the then-applicable interest rate on the Term Loan Facility indebtedness or other indebtedness. Similarly, although the spread adjustment is now fixed, the effect of the replacement rate is still unclear, as the spread adjustment looks back to the median difference between the risk-free rate and LIBOR over the previous five years. Consequently, such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. As such, LIBOR-related changes could affect our overall results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
Our principal executive offices are located at 505 N. Cleveland Ave., Westerville, Ohio 43082. We maintain offices and manufacturing facilities at approximately 300 locations in 40 countries. We are a lessee under a number of operating leases for certain real properties and equipment, none of which are individually material to our operations. Management believes that the existing manufacturing facilities are adequate for our operations and that the facilities are maintained in good condition. We do not anticipate difficulty in renewing leases as they expire or in finding alternative facilities.
Item 3. Legal Proceedings
With the exception of the below, we are not a party to any material, pending legal proceedings or claims at December 31, 2022. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourself. We consider settlement of cases when, in management’s judgment, it is in the best interests of both Vertiv and its shareholders to do so.
On May 3, 2022, a putative securities class action, In re Vertiv Holdings Co Securities Litigation, 22-cv-3572, was filed against Vertiv, certain of our officers and directors, and other defendants in the Southern District of New York. Plaintiffs filed an amended complaint on September 16, 2022. The amended complaint alleges that certain of our public statements were materially false and/or misleading with respect to inflationary and supply chain pressures and pricing issues, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. These claims are asserted on behalf of a putative class of all persons and entities that (i) purchased Vertiv securities between February 24, 2021 and February 22, 2022; and/or (ii) purchased Vertiv securities in or traceable to the November 4, 2021 secondary public offering by a selling stockholder pursuant to a resale registration statement. While we believe that we have meritorious defenses against the plaintiffs’ claims, we are unable at this time to predict the outcome of this dispute or the amount of any cost associated with its resolution.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock currently trades on the NYSE under the symbol “VRT”. Our units and Public Warrants previously traded on the NYSE under the symbols “VERT.U” and “VRT WS,” respectively, from the consummation of the Business Combination until January 19, 2021 when they were delisted in connection with the redemption of all of our Public Warrants.
Holders of Common Stock
As of February 17, 2023, there were 43 holders of record of the Company's common shares. Such number does not include DTC participants or beneficial owners holding shares through nominee names.
Cash Dividends
On November 18, 2022, we declared an annual dividend of $0.01 per share, paid on December 15, 2022 to our shareholders of record, as of November 30, 2022. We are a holding company without any direct operations and have no significant assets other than our ownership interest in Vertiv Holdings. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the Senior Secured Credit Facilities and agreements with respect to any of our other outstanding indebtedness.
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
Stock performance graph
The following graph provides a comparison of the cumulative total stockholder return on our common stock from our first day of trading on July 30, 2018 through December 31, 2022 to the returns of the S&P MidCap 400 and Russell 1000. The graph assumes that $100 was invested on July 30, 2018 in our Class A common stock and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
07/30/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Vertiv Holdings Co.
S&P MidCap 400 Index
Russell 1000 Index

Company / Index	7/30/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Vertiv Holdings Co.	100.0	99.5	112.0	189.6	253.7	138.9
S&P MidCap 400 Index	100.0	85.2	107.5	122.2	152.5	132.6
Russell 1000 Index	100.0	90.0	118.2	143.0	180.9	146.3
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Unless the context otherwise indicates or requires, references to (1) “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries; and (2) “GSAH” refers to GS Acquisition Holdings Corp prior to the Business Combination. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

We have omitted the discussion on our results of operations for the year ended December 31, 2020 which discussion was previously included in Item 7 of our 2021 Annual Report on Form 10-K, filed with the SEC on March 1, 2022.

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

Key Developments
Below is a summary of selected key operational developments affecting our business in 2022:
~~•~~Succession Planning: Following our announcement on October 3, 2022, our Chief Executive Officer, Rob Johnson, retired on December 31, 2022 for health reasons. Giordano Albertazzi assumed the role of Chief Operating Officer on October 3, 2022 in addition to his role as President, Americas, and then the role of Chief Executive Officer on January 1, 2023.
•Board of Directors: In 2022, the Board of Directors increased the authorized number of directors on the Board from nine to eleven and appointed two new directors Jakki Hausler and Joseph J. DeAngelo. Mr. Albertazzi assumed Mr. Johnson's position on our Board on January 1, 2023.
•Facility Expansion: In 2022, we opened a new thermal plant in Monterrey, Mexico. We believe the additional capacity of the Monterrey facility will help to meet the increased demand and backlog in the thermal business.
•Price Realization: In 2022, we successfully delivered $365.0 of price realization actions.
•TRA settlement: On December 31, 2021, the Company and the Vertiv Stockholder agreed to amend and supplement the tax receivable agreement entered into by the Company and the Vertiv Stockholder on February 7, 2020, (the “Tax Receivable Agreement”) to replace the Company’s remaining payment obligations under the Tax Receivable Agreement with an obligation to pay $100.0. We satisfied this obligation as of November 30, 2022 and as of December 31, 2022, we no longer have any obligation under the Tax Receivable agreement.

Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•COVID-19 Pandemic: Over the past three years, unprecedented measures have been taken by governments and businesses to address the COVID-19 pandemic. These measures have included periodic shelter-in-place orders, restrictions on travel and business operations, temporary closures of businesses, quarantines, and attempts to institute various regulatory requirements. As a result of this pandemic, global economic activity was significantly impacted, causing volatility and disruption in global financial markets. These responsive measures taken by many countries have affected, and could in the future materially impact, our business, results of operations, financial condition and stock price. The extent of the continuing impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including, without limitation, the extent, timing and duration of new variants of the COVID-19 virus and their impact on the global economy and demand for products. Refer to Part I, Item 1A of this Annual Report under the heading “Risk Factors,” for more information. We continue to monitor the situation and will take further actions as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and stockholders. At the outset of the COVID-19 pandemic, we responded swiftly in support of our people, our clients and our communities. As we continue to monitor the evolving situation, we have taken steps to cause our U.S. locations to return to a full-time in-person workplace environment, which has required adjustment by employees and has indirectly caused attrition. We recognize the benefits to our customers, associates, and stockholders of having in-person full-time interaction, and we are working to balance those benefits with the ongoing concerns relating to the COVID-19 pandemic, macroeconomic conditions, and continued competition for talent.
•Supply Chain Constraints and Cost Increases: Aspects of our business continue to be affected by the COVID-19 pandemic as well as increasing costs for materials, freight and labor. Despite continued strong market demand, we expect that supply chain challenges and inflationary pressures will continue into 2023, with critical part shortages driving the need for additional spot buys at increased costs, and increased costs associated with premium freight to meet customer commitments. Additionally, logistical issues have significantly delayed the receipt of materials and, in some cases, we cannot procure critical parts at any price, creating production and delivery challenges pressuring the top and bottom line. We continue to take actions to improve our ability to forecast inflationary headwinds and reflect anticipated cost increases in our prices and will continue to take actions to address shortages and inflationary pressures. Based on full year 2022, we anticipate continued pricing realization into 2023 as a result of the pricing actions that we undertook in 2021, the year ended 2022, and which we plan to continue to take into 2023.
•Inventory Build: During 2022, we saw an increase in inventory build in order to support upcoming customer demand and large projects in addition to working through our significant backlog. We have launched several working capital initiatives and as a result expect to optimize our inventory levels in 2023.

RESULTS OF OPERATIONS
Year ended December 31, 2022 compared to year ended December 31, 2021

(Dollars in millions)	2022	2021	$ Change	% Change
Net sales	$5,691.5	$4,998.1	$693.4	13.9%
Cost of sales	4,075.4	3,475.4	600.0	17.3%
Gross profit	1,616.1	1,522.7	93.4	6.1%
Selling, general and administrative expenses	1,178.3	1,109.0	69.3	6.2%
Amortization of intangibles	215.8	144.3	71.5	49.5%
Restructuring costs	0.7	1.4	(0.7)	(50.0)%
Foreign currency (gain) loss, net	3.7	3.2	0.5	15.6%
Asset impairments	—	8.7	(8.7)	(100.0)%
Other operating expense (income)	(5.8)	(3.8)	(2.0)	52.6%
Operating profit (loss)	223.4	259.9	(36.5)	(14.0)%
Interest expense, net	147.3	90.6	56.7	62.6%
Loss on extinguishment of debt	—	0.4	(0.4)	(100.0)%
Gain on tax receivable agreement	—	(59.2)	59.2	100.0%
Change in fair value of warrant liabilities	(90.9)	61.9	(152.8)	(246.8)%
Income tax expense	90.4	46.6	43.8	94.0%
Net income (loss)	$76.6	$119.6	$(43.0)	(36.0)%
Net Sales
Net sales were $5,691.5 in 2022, an increase of $693.4, or 13.9%, compared with $4,998.1 in 2021. The increase in sales is primarily due to higher sales volumes and E&I sales of $359.2 in the first ten months of 2022, which were partially offset by the negative impacts from foreign currency of $251.8, and lower sales from the divested heavy industrial UPS business in 2021 of $76.4. By product offering, critical infrastructure & solutions sales increased $574.9, including the negative impacts from foreign currency of $158.5. Services & spares sales increased $41.9, including the negative impacts from foreign currency of $62.9. Integrated rack solutions sales increased $76.6, including the negative impacts from foreign currency of $30.4.
Excluding intercompany sales, net sales were $2,728.6 in the Americas, $1,601.3 in Asia Pacific and $1,361.6 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $4,075.4 in 2022, an increase of $600.0, or 17.3% compared to 2021. The increase in cost of sales was primarily driven by the impact of higher volumes, E&I costs of $265.4, increased commodity and logistic costs, and supply chain constraints. Gross profit was $1,616.1 in 2022, or 28.4% of sales, compared to $1,522.7, or 30.5% of sales in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (or “SG&A”) were $1,178.3 in 2022, an increase of $69.3 compared to 2021. SG&A as a percentage of sales were 20.7% in 2022 compared with 22.2% in 2021. The increase in SG&A was primarily driven by $45.6 of E&I costs in the first ten months of 2022, $29.8 of higher commissions as a result of increased order volume, $25.9 of higher compensation due to increased bonus, higher long-term incentive, and one-time employee separation costs, $9.6 of increased research and development spend, $1.9 of increased investment in IT, which was partially offset by a decrease in mergers and acquisition costs of $39.4 and $18.7 related to litigation settlement costs in 2021.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining other expenses were $214.4 for 2022, which was a $60.6 increase from 2021. The increase was primarily due to an increase in amortization of intangibles of $71.5 associated with the acquisition of E&I on November 1, 2021, offset by a decrease in asset impairment of $8.7, and a change in foreign currency (gain) loss of $0.5.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.4 in 2021 related to lender fees associated with the amendment to our Term Loan due 2027. This was not repeated in 2022.
Gain on Tax Receivable Agreement
The gain on the Tax Receivable Agreement is related to the $59.2 gain in 2021 associated with the amended Tax Receivable Agreement signed December 31, 2021. Refer to “Note 10 – Related Party Transactions” to the Consolidated Financial Statements for additional information.
Change in Fair Value of Warrant Liabilities
Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of our predecessor, GSAH. The change in fair value of the outstanding warrants liability during 2022 and 2021 resulted in a gain of $90.9 and a loss of $61.9, respectively. The change in fair value of stock warrants was the result of changes in market prices and other observable inputs deriving the value of the financial instruments.
Interest expense
Interest expense, net, was $147.3 in 2022 compared to $90.6 in 2021. The $56.7 increase was primarily due to a $37.2 increase due to the Term Loan due 2027, a $30.2 increase related to the Senior Secured Notes due 2028, which were not outstanding for all of 2021, and a $7.5 increase due to borrowings throughout 2022 on our ABL Revolving Credit Facility, due 2025, partially offset by a $13.0 decrease due to net settlement payments on our interest rate swaps as described in “Note 12 — Financial Instruments and Risk Management” to the Consolidated Financial Statements, and a $4.5 decrease in accretion expense associated with the Tax Receivable Agreement. As interest rates increase, our interest expense will increase, although the effect will be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $90.4 in 2022 compared to $46.6 in 2021. The effective rate in 2022 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and uncertain tax positions, and reflects the impact of non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the period. In 2021, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and uncertain tax positions, and discrete tax benefits related to a change in our indefinite reinvestment liability caused by legislative changes and movement in foreign currencies.
The tax expense in 2022 was $43.8 higher than 2021 primarily due to the change in mix of income, non-U.S. tax elections and changes in valuation allowances in the U.S. and a discrete tax adjustment related to legislative changes enacted in the period.
Business Segments
The following are business segment results for the years ended December 31, 2022 and 2021. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 14 — Segment Information”, of our Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	December 31, 2022	December 31, 2021	$ Change	% Change
Net sales	$2,728.6	$2,187.4	$541.2	24.7%
Operating profit (loss)	426.1	441.2	(15.1)	(3.4)%
Margin	15.6%	20.2%
Americas net sales of $2,728.6 in 2022 increased $541.2, or 24.7% from 2021. The increase in sales was primarily driven by higher sales volumes compared to prior year and an increase of $122.3 due to E&I sales in the first ten months of 2022. By product offering, net sales increased in critical infrastructure & solutions by $418.8 driven mostly due to increases in the thermal product lines and $122.3 related to the incremental E&I sales in 2022. Integrated rack solutions increased by a $72.9 primarily due to higher volume. Service & spares increased by $49.5 due to improved customer site availability. Additionally, Americas net sales were negatively impacted by foreign currency of approximately $6.3.

Operating profit (loss) in 2022 was $426.1, a decrease of $15.1 compared with 2021. Margin declined primarily due to increased commodity and logistic costs exceeding price realization.
Asia Pacific

(Dollars in millions)	December 31, 2022	December 31, 2021	$ Change	% Change
Net sales	$1,601.3	$1,609.0	$(7.7)	(0.5)%
Operating profit (loss)	274.4	253.4	21.0	8.3%
Margin	17.1%	15.7%
Asia Pacific net sales of $1,601.3 in 2022 decreased $7.7, or 0.5% from 2021. Sales decreases were primarily driven by the negative impact of foreign currency of approximately $79.8 which were partially offset by the impact of stronger sales, particularly in India. By product offering, net sales improved in service & spares by $20.2. Critical infrastructure & solutions and integrated rack solutions decreased by $22.4 and $5.5, respectively.
Operating profit (loss) in 2022 was $274.4, an increase of $21.0 compared with 2021. Margin increased primarily due to price realization exceeding increased commodity and logistics costs.
Europe, Middle East & Africa

(Dollars in millions)	December 31, 2022	December 31, 2021	$ Change	% Change
Net sales	$1,361.6	$1,201.7	$159.9	13.3%
Operating profit (loss)	234.6	217.6	17.0	7.8%
Margin	17.2%	18.1%
Europe, Middle East & Africa net sales of $1,361.6 in 2022 increased $159.9, or 13.3% from 2021. Sales increases were primarily due to deployment of large colocation data centers, the global recovery from COVID-19, and an increase in E&I sales of $236.9. Europe, Middle East & Africa net sales were negatively impacted by foreign currency of approximately $165.7. By offering, net sales improved in critical infrastructure & solutions and integrated rack solutions of $178.5 and $9.2 respectively, and service & spares decreased by $27.8.
Operating profit (loss) in 2022 was $234.6, an increase of $17.0 compared with 2021. Margin declined primarily due to increased commodity and logistic costs exceeding price realization.
Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $495.9 and $508.0 in 2022 and 2021, respectively. Corporate and other costs decreased $12.1 compared with 2021 primarily due to a decrease in one-time merger and acquisition costs of $39.4 related to the acquisition of E&I and integration in 2021, $8.7 of impairment costs related to the sale of a heavy industrial business in 2021, and decreased year over year restructuring charges of $1.6, partially offset by a $15.6 increase in costs related to research and development and $18.7 in legal settlement costs.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $100.0 in 2022. We expect to have capital expenditures (including capitalized software) of approximately $150 in 2023.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations, lease obligations and other financial instruments. Refer to “Note 6 — Debt”, “Note 7 — Leases”, and “Note 17 — Commitments and Contingencies” of the accompanying consolidated financial statements for more information. In addition, we have certain tax positions that are further discussed in “Note 9 — Income Taxes” of the consolidated financial statements. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes, due 2028, with an outstanding principal amount of $850.0 as of December 31, 2022 (the “Notes”), the Term Loan, due 2027, with an outstanding principal amount of $2,139.8, as of December 31, 2022 (the “Term Loan”), and the ABL Revolving Credit Facility, due 2025, providing up to $570.0 of revolving borrowings, and for which $235.0 was outstanding as of December 31, 2022 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). See “Note 6 — Debt” of the consolidated financial statements for more detailed discussion of the material terms of the Notes and the Senior Secured Credit Facilities.
On September 20, 2022, our subsidiary, Vertiv Group Corporation (“Borrower”) and certain of its subsidiaries entered into the Sixth Amendment and the Seventh Amendment to the ABL Revolving Credit Facility. Among other modifications, the Sixth Amendment converted the interest rate benchmark for currently outstanding and future revolving loans under the facility from LIBOR to Secured Overnight Financing Rate ("SOFR"), with a 10 basis points credit spread adjustment for all available tenors, EURIBOR, and SONIA, as applicable. Under the Seventh Amendment, the U.S. revolving loan commitments with the U.S. tranche was increased by $115 to a total loan commitment of $570 under the ABL Revolving Credit Facility. All other material provisions of the ABL Revolving Credit Facility were unchanged, including the March 2, 2025 maturity date.
At December 31, 2022, we had $260.6 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $570.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $30.0. At December 31, 2022, Vertiv had $317.4 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $17.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
We believe our current cash and cash equivalent levels, augmented by the ABL Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, as well as the resources necessary to invest for growth in existing businesses and manage our capital structure on a short- and long-term basis. We expect to continue to opportunistically access the capital and financing markets from time to time. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance that we will continue to have access to the capital and financing markets on acceptable terms.

Summary Statement of Cash Flows
Year ended December 31, 2022 compared to year ended December 31, 2021

(Dollars in millions)	2022	2021	$ Change	% Change
Net cash provided by (used for) operating activities	$(152.8)	$210.9	$(363.7)	(172.5)%
Net cash provided by (used for) investing activities	(112.1)	(1,216.8)	1,104.7	(90.8)
Net cash provided by (used for) financing activities	100.2	914.9	(814.7)	(89.0)
Capital expenditures	(100.0)	(73.4)	(26.6)	36.2
Investments in capitalized software	(11.0)	(11.2)	0.2	(1.8)
Net Cash provided by (used for) Operating Activities
Net cash used for operating activities was $152.8 in 2022, a $363.7 decrease in cash generation compared to 2021. Net income from operations of $76.6 included $235.1 of net non-cash expense items, consisting of a gain on the change in fair value of warrant liabilities of $90.9 and deferred taxes of $8.6, offset by depreciation and amortization of $302.4, non-cash stock-based compensation expense of $24.7 and amortization of debt discount and issuance costs of $7.5. Trade working capital used $449.2 in comparison to $132.8 in 2021, primarily as a result of increased accounts receivable associated with higher sales volume, inventory build to support forecasted sales and to meet customer demand, and a $8.7 payment related to a litigation settlement. Refer to “ Note 17 - Commitments and Contingencies” in our Consolidated Financial Statements for additional information on the litigation settlement payment which was part of the overall $21.5 payment made on January 12, 2022.
Net Cash provided by (used for) Investing Activities
Net cash used for investing activities was $112.1 in 2022 compared to net cash used for investing activities of $1,216.8 in 2021. The lower use of cash over the comparable period was primarily the result of the E&I Acquisition for $1,163.7 in 2021, slightly offset by increased capital expenditures, and $21.7 in proceeds from the sale of a heavy industrial UPS business in 2021.
Net Cash provided by (used for) Financing Activities
Net cash provided by financing activities was $100.2 in 2022 compared to $914.9 in 2021. The decrease was driven by the lack of proceeds received in 2021 of $107.5 from the exercise of public warrants, incurring $850.0 of new indebtedness from the issuance of the Notes due 2028 in 2021, along with the $100.0 payment on the tax receivable agreement in 2022. The factors leading to the decrease in net cash provided by financing activities were partially offset by the net borrowings of $235.0 in 2022 under the ABL Revolving Credit Facility.
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments related to these assets, liabilities, revenues and expenses. We believe these estimates to be reasonable under the circumstances. Management bases its estimates and judgments on historical experience, expected future outcomes, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe that the following accounting estimates are critical to our financial results:
Business Combinations
We allocate the purchase price of acquired companies to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The amount of purchase price which is in excess of the fair values of assets acquired and liabilities assumed is recognized as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies, and are inherently uncertain. The following are critical estimates in valuing intangible assets we have acquired or may acquire in the future and include but are not limited to:
•forecasted earnings before interest, taxes, and amortization;
•forecasted revenue;
•customer attrition rates;
•royalty rates; and
•discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Different assumptions may result in materially different values for assets acquired and liabilities assumed, which may impact our financial position and future results of operations.
Long-lived assets
Goodwill
We account for goodwill and other intangible assets acquired in a business combination in conformity with current accounting guidance, which does not allow for goodwill and indefinite-lived intangible assets to be amortized.
We review goodwill for impairment annually in the fourth quarter or when events and circumstances indicate an impairment may have occurred. We test goodwill for impairment by comparing the estimated fair value of the reporting units to the related carrying value. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. Reporting units are defined as either operating segments or one level below the operating segments for which discrete financial information is available and reviewed by the business management. The Company’s four reporting units are comprised of the Americas; Greater China; Australia & New Zealand, South East Asia and India (ASI); and Europe, Middle East & Africa reporting units. For segment reporting Greater China and ASI are aggregated into one reportable business segment, refer to “Note 14 — Segment Reporting” of the accompanying consolidated financial statements for more information.
We considered the overall macroeconomic conditions and performed a quantitative impairment test for all of our reporting units with goodwill during the fourth quarter of 2022. The discounted cash flow approach, the comparable public company approach and the comparable acquisition approach were used to estimate the fair value of each reporting unit using a weighting of 40%, 40% and 20%, respectively. The discounted cash flow model requires several estimates and assumptions including future sales growth, earnings before interest, taxes, depreciation, and amortization (or “EBITDA”) margins, capital expenditures, a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the years forecasted by the reporting units) for each reporting unit. The comparable public company and comparable acquisition approaches require several assumptions including EBITDA multiples for comparable companies and transactions that operate in the same markets as our reporting units.
Discounted cash flow models are highly reliant on various assumptions, including projected business results, long-term growth factors and discount rate. Management judgement is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. We perform sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and discount rate estimates. Additionally, we compare the indicated equity value to our market capitalization and evaluate the resulting implied control premium/discount to determine if the estimated enterprise value is reasonable compared to external market indicators.
We performed our annual goodwill impairment using the quantitative approach in the fourth quarter. The estimated fair value of each reporting unit was in excess of each of its respective carrying value, which resulted in a conclusion that no impairment existed as of December 31, 2022. We compared the total fair values of the reporting units to our market capitalization, to determine if the fair values are reasonable compared to external market indicators. We believe that our use of significant assumptions, within our valuation models are reasonable estimates of likely future events. Subsequent to this annual impairment test, no additional indications of an impairment were identified.
Significant assumptions inherent in the valuation methodologies include estimates of future projected business results (principally revenue and EBITDA), long-term growth rates, and the discount rate. We performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate and discount rate estimates. Significant assumptions utilized in the impairment analysis performed during the fourth quarter of 2022 included the discount rate, ranging between 17.0% and 18.0%, and terminal growth rates of 3.0%.
Tangible assets
We review property, plant and equipment asset groups for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We monitor these changes and events on at least a quarterly basis. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups. If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Various factors that we use in determining the impact of these assessments include the expected useful lives of long-lived assets and the ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Because judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.
Revenue recognition
We recognize revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of our sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. Sales for service contracts, including installation, inventory with no alternative use and an enforceable right of payment upon customer termination and other discrete services, generally are recognized over time as the services are provided. Payments received in advance for service arrangements are recorded as deferred revenue and recognized in net sales when the revenue recognition criteria are met. Unbilled revenue is recorded when performance obligations have been satisfied, but we do not have present right to payment.
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
Payment terms vary by the type and location of the customer and the products or services offered. Revenue from our sales have not been adjusted for the effects of a financing component as we expect that the period between when we transfer control of the product and when we receive payment to be one year or less. Sales, value add, and other taxes collected concurrent with revenue are excluded from sales. We record amounts billed to customers for shipping and handling in a sales transaction as revenue. Shipping and handling costs are treated as fulfillment costs and are included in costs of sales.
Private Placement Warrants
As of December 31, 2022, 10,533,333 Private Placement Warrants remain outstanding. The Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders.

We evaluated the Private Placement Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the SEC release describing SPAC warrant treatment focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Since the Private Placement Warrants meet the definition of a derivative under ASC 815, we recorded these Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of earnings (loss) at each reporting date. The Private Placement Warrants are valued using a Black-Sholes-Merton pricing model as described in “Note 12 — Financial Instruments and Risk Management”, to the Consolidated Financial Statements. The changes in the fair value of the Warrants may be material to our future operating results.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Judgment in the forecasting of taxable income using historical and projected future operating results is required in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss and credit carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are indefinitely reinvested. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Consolidated Statements of Earnings (Loss) and Consolidated Balance Sheets.
The recoverability of deferred tax assets and the recognition and measurement of uncertain tax positions are subject to our various assumptions and judgment. If actual results differ from our estimates made in establishing or maintaining valuation allowances against deferred tax assets, the resulting change in the valuation allowance would generally impact earnings. Additionally, the positions taken with regard to tax contingencies may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties. Positive and negative evidence is considered in determining the need for a valuation allowance against deferred tax assets, which includes such evidence as historical earnings, projected future earnings, tax planning strategies and expected timing of reversal of existing temporary differences.
In determining the recoverability of deferred tax assets, we give consideration to all available positive and negative evidence including reversals of deferred tax liabilities, projected future income, tax planning strategies and recent trends in financial results. We attach the most weight to historical earnings as they are more objectively verifiable compared to forecasts. In evaluating the objective evidence that historical results provide, we generally considers three years of cumulative income or loss at the jurisdictional taxpayer level as an important factor.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks, including the impact of changes in foreign currency exchange rates, interest rates and the prices of various commodities used in the normal course of business.
To mitigate the volatility in our earnings and cash flows, we manage certain of our exposures through the use of various financial instruments, including derivatives, to help us hedge our foreign currency exchange risk and interest rate risk. We do not enter into such transactions for trading or speculative purposes.
A discussion of our accounting policies for derivative instruments and hedging activities is included in “Note 1 – Summary of Significant Accounting Policies”. Information relating to market risks is presented in “Note 12 - Financial Instruments and Risk Management” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part II of this Annual Report.

Foreign Exchange Rate Risk
We have transactional foreign currency exposures related to buying and selling in currencies other than the local currencies in which we operate. We enter into one-month foreign exchange forwards in order to mitigate exposures such as European Euro, Chinese Yuan, and Great British Pound on the carrying amount of foreign currency-denominated assets, liabilities, commitments and, when applicable, anticipated foreign currency transactions. As of December 31, 2022 we had an insignificant amount of outstanding currency hedges. We have translation exposure resulting from translating the financial statements of foreign subsidiaries into United States Dollars. During 2022, we hedged portions of the net investment in foreign subsidiaries against fluctuations in the European Euro and Chinese Yuan through derivative financial instruments.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. The ABL Revolving Credit Facility, Term Loan, and cash and cash equivalents are exposed to floating interest rates and may impact cash flow. At December 31, 2022, there was a $235.0 balance on the ABL Revolving Credit Facility with a weighted-average borrowing rate of 5.85%. At December 31, 2021, there were no borrowings outstanding under the ABL Revolving Credit Facility. Cash and cash equivalents were $260.6 and $439.1 at December 31, 2022 and 2021, respectively. In order to mitigate interest rate risk, we entered into interest rate swap agreements with a notional amount of $1,000.0 that will remain until the maturity of the Term Loan in 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. Based on the outstanding balances of floating rate debt, net of interest rate swap agreements, our annual net interest expense would increase (decrease) in variable interest rates at December 31, 2022 and 2021 by approximately:

Basis point change scenario	December 31, 2022	December 31, 2021
+100	$11.0	$12.0
+200	23.0	23.0
Due to the rapid increase in the Federal Funds Rate during 2022, we are presenting larger basis point change scenarios than previously presented.
Commodity Risk
We are subject to commodity risk from fluctuating prices of certain raw materials, steel, copper and aluminum and electronic components.
Additional information relating to market risks is presented in “Note 12 - Financial Instruments and Risk Management” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part II of this Annual Report. Our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements are filed as part of this Annual Report under “Item 15. Exhibits, Financial Statement Schedules” and are set forth immediately following the signature pages of this Annual Report.
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022 (the end of the period covered by this Annual Report). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment and the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which in included herein.
Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertiv Holdings Co
Opinion on Internal Control Over Financial Reporting
We have audited Vertiv Holdings Co’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vertiv Holdings Co (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2023

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III.
Item 10. Directors, Executive Officer and Corporate Governance
The information required by this Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end of December 31, 2022 (the “Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item 11. “Executive Compensation” is incorporated herein by reference from our Proxy Statement.
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
1. Financial Statements
See Index to Consolidated Financial Statements appearing on page 56.
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

4.7
Registration Rights Agreement, dated as of November 1, 2021, by and among the Company, each of the Holders listed on Schedule A thereto and the other Holders time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2021).

4.8*	Description of Securities of Vertiv Holdings Co.
10.1
Stockholders Agreement, dated February 7, 2020, by and among Vertiv Holdings Co, GS Sponsor LLC, Cote SPAC 1 LLC and VPE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).

10.2**	2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.3**
Form of Stock Option Award Agreement under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.4**
Form of Restricted Stock Unit Agreement under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.5**	Vertiv Holdings Co Executive Change of Control Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.6**	Vertiv Holdings Co Executive Employment Policy (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.7**	Form of Executive Offer Letter (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
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

10.16
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
10.22**
Employment Agreement by and between Vertiv Holdings Co and Stephen Hen I Liang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2021).

10.23**
First Amendment to Employment Agreement dated as of August 5, 2022 by and between Vertiv Holdings Co and Stephen Hen I Liang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2022)

10.24**
Confidential Separation Agreement and General Release and Waiver of Claims, dated September 9, 2022, by and between Vertiv Holdings Co, Vertiv Group Corporation, and Jason Forcier (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2022)

10.25**
Retirement Agreement and General Release and Waiver of Claims, dated October 2, 2022, by and between Vertiv Holdings Co, Vertiv Group Corporation, and Robert Johnson (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2022)

10.26**
Independent Contractor Agreement, dated effective January 1, 2023, by and between Vertiv Group Corporation and Robert Johnson (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2022)

10.27*	Employment Agreement, dated as of November 21, 2022, by and among Giordano Albertazzi, Vertiv Corporation, and Vertiv Holdings Co.
10.28	Form of Special Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2022).
10.29
TRA Repurchase Agreement, dated as of December 31, 2021, by and between Vertiv Holdings Co and VPE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2022.

10.30
Amendment No. 1 to TRA Repurchase Agreement, dated as of June 15, 2022, by and between Vertiv Holdings Co and VPE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2022.

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
101.INS*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date:	February 27, 2023	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
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

/s/ Giordano Albertazzi	Chief Executive Officer and Director	February 27, 2023
Giordano Albertazzi	(Principal Executive Officer)

/s/ David J. Fallon	Chief Financial Officer	February 27, 2023
David J. Fallon	(Principal Financial Officer)

/s/ Scott A. Cripps	Chief Accounting Officer	February 27, 2023
Scott A. Cripps	(Principal Accounting Officer)

/s/ David M. Cote	Executive Chairman of the Board	February 27, 2023
David M. Cote

/s/ Joseph van Dokkum	Director	February 27, 2023
Joseph van Dokkum

/s/ Joseph J. DeAngelo	Director	February 27, 2023
Joseph J. DeAngelo

/s/ Jakki L. Haussler	Director	February 27, 2023
Jakki L. Haussler

/s/ Roger Fradin	Director	February 27, 2023
Roger Fradin

/s/ Jacob Kotzubei	Director	February 27, 2023
Jacob Kotzubei

/s/ Matthew Louie	Director	February 27, 2023
Matthew Louie

/s/ Edward L. Monser	Director	February 27, 2023
Edward L. Monser

/s/ Steven S. Reinemund	Director	February 27, 2023
Steven S. Reinemund

/s/ Robin L. Washington	Director	February 27, 2023
Robin L. Washington

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertiv Holdings Co
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vertiv Holdings Co (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material aspects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

Impairment Analysis of Goodwill of the Europe, Middle East & Africa Reporting Unit

Description of the Matter	At December 31, 2022, the Company’s goodwill was $1,284.7 million, and included $603.3 million related to the Europe, Middle East & Africa (EMEA) reporting unit. As disclosed in Notes 1 and 5 to the consolidated financial statements, goodwill is tested for impairment annually in the fourth quarter and whenever events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. The Company estimates the fair value of a reporting unit using a combination of market-based valuation methodologies and the income approach using discounted cash flows.

Auditing management’s annual goodwill impairment analysis for the EMEA reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to changes in significant assumptions, such as revenue growth rates, the terminal revenue growth rate, EBITDA margins, the discount rate, and market multiples which are affected by expectations about future market or economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the goodwill impairment assessment for the EMEA reporting unit. For example, we tested controls over management’s review of the valuation methodologies and key assumptions used to estimate fair value of the reporting unit, as well as management’s controls over the completeness and accuracy of the data within the valuation model.

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
February 27, 2023

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales
Net sales - products	$4,335.3	$3,694.6	$3,068.7
Net sales - services	1,356.2	1,303.5	1,301.9
Net sales	5,691.5	4,998.1	4,370.6
Costs and expenses
Cost of sales - products	3,219.1	2,699.7	2,154.9
Cost of sales - services	856.3	775.7	742.0
Cost of sales	4,075.4	3,475.4	2,896.9
Operating expenses
Selling, general and administrative expenses	1,178.3	1,109.0	1,008.4
Amortization of intangibles	215.8	144.3	128.7
Restructuring costs	0.7	1.4	73.9
Foreign currency (gain) loss, net	3.7	3.2	26.0
Asset impairments	—	8.7	21.7
Other operating expense (income)	(5.8)	(3.8)	1.5
Operating profit (loss)	223.4	259.9	213.5
Interest expense, net	147.3	90.6	150.4
Loss on extinguishment of debt	—	0.4	174.0
Gain on tax receivable agreement	—	(59.2)	—
Change in fair value of warrant liabilities	(90.9)	61.9	143.7
Income (loss) before income taxes	167.0	166.2	(254.6)
Income tax expense	90.4	46.6	72.7
Net income (loss)	$76.6	$119.6	$(327.3)

Earnings (loss) per share:
Basic	$0.20	$0.34	$(1.07)
Diluted	$(0.04)	$0.33	$(1.07)
Weighted-average shares outstanding
Basic	376,730,519	355,544,632	307,076,397
Diluted	378,224,051	360,140,323	307,076,397

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$76.6	$119.6	$(327.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(196.8)	(65.1)	72.0
Interest rate swaps	101.5	41.5	(32.8)
Tax receivable agreement	—	0.9	(0.9)
Pension	13.5	6.8	(4.9)
Other comprehensive income (loss), net of tax	(81.8)	(15.9)	33.4
Comprehensive income (loss)	$(5.2)	$103.7	$(293.9)

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$260.6	$439.1
Accounts receivable, less allowances of $18.4 and $14.1, respectively	1,888.8	1,536.4
Inventories	822.0	616.3
Other current assets	187.3	106.8
Total current assets	3,158.7	2,698.6
Property, plant and equipment, net	489.4	489.3
Other assets:
Goodwill	1,284.7	1,330.1
Other intangible assets, net	1,816.1	2,138.2
Deferred income taxes	46.4	47.9
Right-of-use assets, net	166.4	152.9
Other	134.0	82.6
Total other assets	3,447.6	3,751.7
Total assets	$7,095.7	$6,939.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$21.8
Accounts payable	984.0	858.5
Accrued expenses and other liabilities	872.4	953.4
Income taxes	19.7	21.1
Total current liabilities	1,897.9	1,854.8
Long-term debt, net	3,169.1	2,950.5
Deferred income taxes	176.5	198.8
Warrant liabilities	58.7	149.6
Long-term lease liabilities	132.0	115.5
Other long-term liabilities	219.6	252.7
Total liabilities	5,653.8	5,521.9
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 377,368,837 and 375,801,857 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,630.7	2,597.5
Accumulated deficit	(1,142.6)	(1,215.4)
Accumulated other comprehensive (loss) income	(46.2)	35.6
Total equity	1,441.9	1,417.7
Total liabilities and equity	$7,095.7	$6,939.6

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$76.6	$119.6	$(327.3)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	72.0	69.1	60.3
Amortization	230.4	157.9	142.8
Deferred income taxes	(8.6)	(69.8)	(1.4)
Amortization of debt discount and issuance costs	7.5	6.3	10.5
Loss on extinguishment of debt	—	0.4	174.0
Gain on tax receivable agreement	—	(59.2)	—
Change in fair value of warrant liabilities	(90.9)	61.9	143.7
Asset impairments	—	8.7	21.0
Stock-based compensation	24.7	23.2	13.0
Payment of contingent consideration	(8.7)	—	—
Gain on sale of property, plant and equipment	(3.7)	—	—
Changes in tax receivable agreement	—	7.7	21.3
Changes in operating working capital	(449.2)	(132.8)	(60.8)
Other	(2.9)	17.9	11.8
Net cash provided by (used for) operating activities	(152.8)	210.9	208.9
Cash flows from investing activities:
Capital expenditures	(100.0)	(73.4)	(44.4)
Investments in capitalized software	(11.0)	(11.2)	(8.3)
Proceeds from disposition of property, plant and equipment	3.9	9.8	7.0
Acquisition of Business, net of cash acquired	(5.0)	(1,163.7)	—
Proceeds from sale of Business	—	21.7	—
Net cash provided by (used for) investing activities	(112.1)	(1,216.8)	(45.7)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	790.8	—	346.2
Repayments of ABL revolving credit facility and short-term borrowings	(555.8)	—	(493.7)
Proceeds from the issuance of long-term debt	—	850.0	2,189.0
Repayment of long-term debt	(16.4)	(21.8)	(3,456.5)
Payment of redemption premiums	—	—	(75.0)
Payment of debt issuance costs	(0.6)	(13.8)	(11.2)
Proceeds from reverse recapitalization, net	—	—	1,832.5
Payment to Vertiv Stockholder	—	—	(341.6)
Payment of tax receivable agreement	(100.0)	—	—
Payment of contingent consideration	(12.8)	—	—
Dividend Payment	(3.8)	(3.8)	(3.3)
Proceeds from the exercise of warrants	—	107.5	156.5
Exercise of employee stock options	3.1	4.1	—
Employee taxes paid from shares withheld	(4.3)	(7.3)	—
Other financing	—	—	(2.2)
Net cash provided by (used for) financing activities	100.2	914.9	140.7
Effect of exchange rate changes on cash and cash equivalents	(9.2)	(4.5)	5.0
Increase (decrease) in cash, cash equivalents and restricted cash	(173.9)	(95.5)	308.9
Beginning cash, cash equivalents and restricted cash	447.1	542.6	233.7
Ending cash, cash equivalents and restricted cash	$273.2	$447.1	$542.6
Changes in operating working capital
Accounts receivable	$(375.8)	$(117.4)	$(114.8)
Inventories	(211.4)	(125.7)	(38.5)
Other current assets	(28.8)	2.1	7.8
Accounts payable	132.8	105.1	78.2
Accrued expenses and other liabilities	45.6	11.9	13.3
Income taxes	(11.6)	(8.8)	(6.8)
Total changes in operating working capital	$(449.2)	$(132.8)	$(60.8)
Supplemental Disclosures
Cash paid during the year for interest	$132.8	$75.1	$167.0
Cash paid during the year for income tax, net	104.6	97.3	64.7
Property and equipment acquired during the year for capital lease obligations	4.3	0.7	5.4
Noncash Supplemental Disclosure
Seller provided financing for the disposition of property, plant and equipment	12.2	—	—
See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2019, as recasted (1)	118,261,955	$—	$277.7	$(1,000.6)	$18.1	$(704.8)
Tax Receivable Agreement	—	—	(133.4)	—	—	(133.4)
Net income (loss)	—	—	—	(327.3)	—	(327.3)
Stock issuance	123,900,000	—	1,195.1	—	—	1,195.1
Merger recapitalization	86,249,750	—	179.4	—	—	179.4
Exercise of warrants (2)	13,612,907	—	260.4	—	—	260.4
Stock-based compensation	—	—	13.0	—	—	13.0
Dividend payment	—	—	—	(3.3)	—	(3.3)
Other merger adjustment	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss, net of tax	—	—	—	—	33.4	33.4
Balance as of December 31, 2020	342,024,612	$—	$1,791.8	$(1,331.2)	$51.5	$512.1
Net income (loss)	—	—	—	119.6	—	119.6
Exercise of employee stock options	370,513	—	4.6	—	—	4.6
Stock comp activity, net of withholdings for tax (3)	620,570	—	15.8	—	—	15.8
Employee 401K match with Vertiv stock	357,344	—	8.2	—	—	8.2
Exercise of warrants (4)	9,346,822	—	176.0	—	—	176.0
Stock issuance related to acquisition (5)	23,081,996	—	601.1	—	—	601.1
Dividend payment	—	—	—	(3.8)	—	(3.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(15.9)	(15.9)
Balance at December 31, 2021	375,801,857	$—	$2,597.5	$(1,215.4)	$35.6	$1,417.7
Net income (loss)	—	—	—	76.6	—	76.6
Exercise of employee stock options	202,724	—	3.1	—	—	3.1
Stock comp activity, net of withholdings for tax (6)	563,597	—	20.4	—	—	20.4
Employee 401K match with Vertiv stock	800,659	—	9.7	—	—	9.7
Dividend payment	—	—	—	(3.8)	—	(3.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(81.8)	(81.8)
Balance at December 31, 2022	377,368,837	$—	$2,630.7	$(1,142.6)	$(46.2)	$1,441.9

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
(5)On November 1, 2021 the Company issued 23,081,996 shares valued at $601.1 for the acquisition of E&I.
(6)Net stock compensation activity includes 876,358 vested shares offset by 312,761 shares withheld for taxes valued at $4.3 and stock-based compensation of $24.7.

See accompanying Notes to Consolidated Financial Statement

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Dollars in millions except for per share data and as otherwise noted)
Description of Business
Vertiv Holdings Co (“Holdings Co”, and together with its majority-owned subsidiaries, “Vertiv”, “we”, “our”, or “the Company”), formerly known as GS Acquisition Holdings Corp (“GSAH”), provides mission-critical infrastructure technologies and life cycle services for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include power conditioning and uninterruptible power systems, thermal management, integrated data center control devices, software, monitoring, and service. Vertiv manages and reports results of operations for three business segments: Americas; Asia Pacific; and Europe, Middle East & Africa.
Holdings Co was originally incorporated in Delaware on April 25, 2016 as GSAH, a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 12, 2018, GSAH consummated its initial public offering (the “IPO”) of 69,000,000 units (comprised of one share of Class A common stock and one-third of one redeemable warrant, with each whole warrant entitling the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”)), including 9,000,000 units issued pursuant to the exercise by the underwriters of their option to purchase additional units in full, at a price of $10.00 per unit, generating proceeds to GSAH of $690.0 before underwriting discounts and expenses. Simultaneously with the closing of the IPO, GSAH closed the private placement of an aggregate of 10,533,333 Warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company, at a price of $1.50 per Private Placement Warrant, generating proceeds of $15.8.
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
The aggregate merger consideration paid by GSAH in connection with the consummation of the Business Combination was approximately $1,526.2 (the “Merger Consideration”). The Merger Consideration was paid in a combination of cash and stock. The amount of cash consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was $341.6. The remainder of the consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was stock consideration (“Stock Consideration”), consisting of 118,261,955 newly-issued shares of our Class A common stock (the “Stock Consideration Shares”), which shares were valued at $10.00 per share for purposes of determining the aggregate number of shares of our Class A common stock payable to the Vertiv Stockholder as part of the Merger Consideration. In addition, the Vertiv Stockholder was entitled to receive additional future cash consideration with respect to the Business Combination in the form of amounts payable under a Tax Receivable Agreement, dated as of the Closing Date, by and between the Company and the Vertiv Stockholder (the “Tax Receivable Agreement”). See “Note 12 – Financial Instruments and Risk Management” to the Consolidated Financial Statements for additional information.
Concurrently with the execution of the Merger Agreement, Holdings Co entered into subscription agreements with certain investors and executive officers (“PIPE Investors”). The PIPE Investors subscribed for 123,900,000 shares of Class A common stock for an aggregate purchase price equal to $1,239.0 (the “PIPE Investment”). The Company used $1,464.0 of the proceeds from the Business Combination to pay down its existing debt. Acquisition-related transaction costs and related charges are not included as a component of consideration transferred but were charged against the proceeds from the PIPE Investment and the trust account.

In connection with the Business Combination, GSAH changed its name to Vertiv Holdings Co and changed the trading symbols for its units, each unit representing one share of Class A common stock and one-third of one redeemable Warrant to acquire one share of Class A common stock, that were issued in the IPO (less the number of units that have been separated into the underlying shares of Class A common stock and underlying Warrants (the “Public Warrants”) upon the request of the holder thereof) (the “units”). Class A common stock and Public Warrants on the NYSE were changed from “GSAH.U,” “GSAH” and “GSAH WS,” to “VERT.U,” “VRT” and “VRT WS,” respectively. As a result of the Business Combination, Vertiv Holdings Co became the owner, directly or indirectly, of all of the assets of Vertiv and its subsidiaries, and the Vertiv Stockholder holds a portion of the Company’s Class A common stock.
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
On November 1, 2021, the Company, through its wholly-owned subsidiaries Vertiv Holdings Ireland DAC, a private company limited by shares incorporated in Ireland and Vertiv International Holding Corporation, an Ohio corporation, acquired the shares of E&I Engineering Ireland Limited, a private company limited by shares incorporated in Ireland, and its affiliate Powerbar Gulf LLC (collectively, “E&I” and the “E&I Acquisition”). Reported amounts for the year ended December 31, 2021 and December 31, 2022 include the financial results for the period November 1, 2021 to December 31, 2021 and twelve months ended December 31, 2022, respectively. See “Note 2 - Acquisition” for more information related to the Acquisition of E&I.
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation. The presentation of certain other prior period amounts includes the reclassification of intangible amortization expense, restructuring costs and net foreign currency (gain) loss into separate components within operating expenses to conform to the current period presentation. In addition certain prior year amounts have been reclassed to conform with current year presentation. The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and assumptions based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions due to among other reasons, the continued uncertainty of general economic conditions due to the COVID-19 pandemic that has impacted, and may continue to impact, our sales channels, supply chain, manufacturing operations, workforce, or other key aspects of our operations.
The presentation of certain prior period amounts have been reclassified to conform with current year presentation. For the year ended December 31, 2021 and 2020, $159.9 and $240.1 of net sales and $114.8 and $135.6 of cost of sales from products were reclassified to services, respectively.
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
The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets. Restricted cash represents amounts held in an escrow account related to payment of specific tax indemnities and cash collateral for bank guarantees.

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$260.6	$439.1	$534.6
Restricted cash included in other current assets	12.6	8.0	8.0
Total cash, cash equivalents, and restricted cash	$273.2	$447.1	$542.6
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

The change in the sales returns and allowances and allowance for credit losses is as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$46.5	$55.5	$52.0
Provision charged to expense	56.7	34.7	47.5
Deductions	(35.9)	(43.7)	(44.0)
Ending balance	$67.3	$46.5	$55.5
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
The following are the components of inventory:

	December 31, 2022	December 31, 2021
Inventories
Finished products	$276.5	$236.5
Raw materials	377.2	274.8
Work in process	168.3	105.0
Total inventories	$822.0	$616.3
The change in inventory obsolescence is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$56.2	$64.1	$59.7
Provision charged to expense	30.1	15.7	23.4
Write-offs and other	(30.3)	(23.6)	(19.0)
Ending balance	$56.0	$56.2	$64.1
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
Following are the components of property, plant and equipment:

	December 31, 2022	December 31, 2021
Property, plant and equipment, net
Machinery and equipment	$405.4	$373.6
Buildings	312.4	304.8
Land	41.0	42.1
Construction in progress	41.5	34.8
Property, plant and equipment, at cost	800.3	755.3
Less: Accumulated depreciation	(310.9)	(266.0)
Property, plant and equipment, net	$489.4	$489.3
Goodwill
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. The Company conducts annual impairment tests of goodwill in the fourth quarter or more frequently if events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. If an initial assessment indicates it is more likely than not goodwill may be impaired, it is evaluated by comparing the reporting unit’s estimated fair value to its carrying value. If its carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying value exceeds the fair value of the reporting unit. Estimated fair values of the reporting unit are Level 3 measures and are developed using a weighting of the discounted cash flow approach, the comparable public company approach and the comparable acquisition approach.
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
Other indefinite-lived intangible assets
Indefinite lived intangible assets consist of certain trademarks which are also evaluated annually for impairment or upon the occurrence of a triggering event. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the asset is written down to its fair value and the amount of the write down is the impairment charge. Similar to its annual assessment for goodwill, the Company performs a quantitative test for impairment.
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
Product warranty expense is approximately one percent of product sales and the product warranty accrual is reflected in accrued expenses on the Consolidated Balance Sheets.
The change in product warranty accrual is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$30.0	$36.5	$43.3
Provision charge to expense	16.0	16.6	27.8
Paid/utilized	(20.4)	(23.1)	(34.6)
Ending balance	$25.6	$30.0	$36.5
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
Subsequent to the Business Combination, 9,387,093 Public Warrants and 10,533,333 Private Placement Warrants were outstanding as of December 31, 2020. On January 19, 2021, the Company redeemed the outstanding Public Warrants in full, and the units and the Public Warrants were subsequently delisted from NYSE.
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
We evaluated the Public and Private Placement Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. The Warrants are classified as a liability at fair value on the Company’s Consolidated Balance Sheet at December 31, 2022 and 2021, respectively, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s Consolidated Statements of Earnings (Loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Warrants recognized.
Because the Public Warrants were publicly traded and thus had an observable market price, fair value adjustments were determined by utilizing the market prices whereas the Private Placement Warrants were valued using a Black-Sholes-Merton pricing model as described in “Note 12 - Financial Instruments and Risk Management” to the Consolidated Financial Statements. The changes in the fair value of the Warrants may be material to our future operating results.

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
The Company may enter into net investment hedges of their foreign subsidiaries. The Company utilizes intercompany foreign currency denominated debt to hedge its investment in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in the Consolidated Statements of Shareholders’ Equity (Deficit) in the foreign currency translation adjustment of “Foreign currency (gain) loss, net” which offsets the translation adjustments on the underlying assets of foreign subsidiaries also recorded in “Other Comprehensive income (loss), net of tax”.
The Company designated certain interest rate swaps with a notional amount of $1,000.0 as cash flow hedges until the maturity of the Term Loan Credit Agreement in 2027. The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2022 and 2021 interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0, of LIBOR based floating rate debt for fixed rate debt. See “Note 12 – Financial instruments and Risk Management” for additional information.
As of December 31, 2022 and 2021 no outstanding currency and commodity hedges received deferral accounting treatment. Accordingly, the Company recognized mark-to-market gains (losses) of $(0.4), $0.6, and $0.9, for the years ended December 31, 2022, 2021, and 2020 respectively, within “Other operating expense (income)” in the Consolidated Statements of Earnings (Loss). The fair values of the outstanding hedge instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts.
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
ASC 740-30-25-18 provides guidance that U.S. companies do not need to recognize tax effects on outside basis differences that are indefinitely reinvested. As of December 31, 2022 and 2021, the Company has provided for U.S. federal income taxes, foreign withholding and other taxes on outside basis differences in certain foreign subsidiaries that are not indefinitely reinvested. Certain earnings of foreign affiliates continue to be indefinitely reinvested, but determining the impact was not practicable due to interaction with other tax laws and regulations in the year of inclusion.
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
Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU provides optional expedients and exceptions to ease the potential burden in accounting for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as part of reference rate reform. The amendments became effective March 12, 2020 and can generally be applied through December 31, 2024.
As further described in “Note 6 - Debt” the ABL Revolving Credit Facility was amended on September 20, 2022 and the interest rate benchmark for currently outstanding and future revolving loans was converted from LIBOR to SOFR (with a 10 basis points credit spread adjustment for all available tenors), EURIBOR and SONIA, as applicable. As the amendment was contemporaneous with changes to terms other than those related to the replacement of the LIBOR reference rate, the Company did not apply the optional expedients within the standard.
The Company also intends to transition our Term Loan due 2027 and our interest rates swaps to another reference rate prior to the discontinuance of LIBOR. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.
(2) ACQUISITION
On September 8, 2021, the Company entered into a sale and purchase agreement to acquire E&I. The E&I Acquisition closed on November 1, 2021. Under the terms of the sale and purchase agreement, total consideration was $1,770.4, net of $10.3 of cash acquired. The gross consideration of $1,780.7, consisted of $1,168.7 in cash, approximately $601.1 of Company common stock, equating to 23.1 million shares of Vertiv common stock, $7.4 of contingent consideration and $3.5 of other adjustments. The Company was obligated to pay up to $200.0 of additional cash consideration if E&I achieved certain EBITDA targets for the year ended December 31, 2022. As of December 31, 2022, the value of the contingent earnout was zero based on E&I’s EBITDA results for the year ended December 31, 2022. As of December 31, 2021, the fair value of the contingent consideration related to the EBITDA targets was $3.7. The change in the fair value of the contingent consideration is recorded within “Other operating expense (income)” on the Consolidated Statements of Earnings (Loss).
E&I is a leading independent provider of switchgear, busway and modular power units serving data center and C&I customers in Europe, Middle East, and America. The combination is expected to broaden our power infrastructure portfolio, expand our services opportunities by providing additional upfront project start-up and ongoing maintenance services, enable us to offer complete integrated power and modular solutions. Additionally, this acquisition strengthens our participation with large customers as well as gain new customers, including Hyperscale cloud providers, as we have an expanded portfolio of products and services to offer customers more flexible and scalable power deployment options.
The Company accounted for the acquisition of E&I using the acquisition method of accounting. Assets acquired and liabilities assumed have been recorded based on their fair values, and as a result, the estimates and assumptions are subject to change. The Company has finalized the valuations to determine the final purchase price allocation including the final working capital adjustments, amounts allocated to intangible assets, the allocation of fair value to its foreign jurisdictions, and recording the tax effects of the E&I Acquisition.

The following is the final purchase price allocation of assets acquired and liabilities assumed related to the E&I acquisition:

	Preliminary Allocation	Adjustments	Final Allocation
Accounts receivable	$87.7	$—	$87.7
Inventories	50.1	—	50.1
Other current assets	15.7	—	15.7
Property, plant and equipment	87.1	—	87.1
Goodwill	748.2	4.5	752.7
Other intangible assets	1,004.2	—	1,004.2
Other assets	10.4	—	10.4
Accounts payable	33.9	—	33.9
Accrued expenses and other liabilities	50.0	1.0	51.0
Deferred income taxes	129.8	(1.5)	128.3
Other long-term liabilities	24.3	—	24.3
Net assets acquired and liabilities assumed	$1,765.4	$5.0	1,770.4
The following table represents the definite lived intangible assets acquired, the final fair values and respective useful lives:

	Useful Life	Fair Value
Customer relationships	15 to 16 years	$731.6
Developed technology	13 years	180.7
Trademarks	15 to 16 years	52.3
Backlog	1 year	39.6
Total intangible assets		$1,004.2
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
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets recognized for E&I, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the consummation of the acquisition of E&I. The goodwill arising from the acquisition is not expected to be deductible for tax purposes. As of the E&I Acquisition closing date, goodwill of $273.6 and $479.1 has been allocated to the America’s and the Europe, Middle East and Africa segments, respectively. Refer to “Note 5 - Goodwill and Other Intangibles” for additional information about goodwill and other intangible assets.
For the year ended December 31, 2021, E&I net sales were $67.4 which are included in “Net sales” and operating loss from the acquisition were $10.0 included in “Income (loss) before income taxes, net” on the Consolidated Statement of Earnings (Loss).

Pro Forma Financial Information

In accordance with ASC 805 Business Combination, the following unaudited pro forma results of operations for the year ended December 31, 2021 and 2020, respectively, assumes the E&I business combination was completed on January 1, 2020. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense and amortization of debt issuance costs, accounting policies applied to E&I after the business combination, amortization of intangibles associated with the business combination and the effects of adjustments made to the carrying value of certain assets.

Unaudited proforma information	Year Ended December 31, 2021	Year Ended December 31, 2020
Net sales	$5,323.9	$4,814.1
Net income (loss)	76.7	(380.0)
The unaudited pro forma results contain adjustments to give effect to pro forma events that are directly attributable to the business transaction, factually supportable, and expected to have a continuing impact on the combined results. Pro forma data may not be indicative of the results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the Company has incurred or may incur to integrate the acquired business.
(3) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Critical infrastructure & solutions
The Company identifies delivery of products as performance obligations within the critical infrastructure & solutions offering. Such products include AC and DC power management, thermal management, integrated modular solutions, as well as hardware for managing IT equipment. The Company generally satisfies these performance obligations and recognizes revenue for these products at a point in time when control has transferred to the customer. The transfer of control generally occurs when the product has been shipped or delivery has occurred, depending on shipping terms.
For customized products that the customer controls at the customer’s site while the Company builds and customizes the product, the Company recognizes revenue over time because the customer obtains control of the asset as it is built. For these products, the Company uses an input method to recognize revenue based on costs incurred relative to total estimated project costs as this represents the most faithful measure of the goods transferred to the customer.
Services & spares
Services include preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and digital critical infrastructure software. Services are generally recognized as the services are provided, or straight-line for stand-ready contracts, because the customer simultaneously receives and consumes the benefit as we perform the services. The Company recognizes revenue for software applications at a point in time upon transfer of the software and monitoring services are recognized over time.
Integrated rack solutions

Performance obligations within integrated rack solutions include the delivery of racks, rack power, rack power distribution, rack thermal systems, and configurable integrated solutions. For these performance obligations, the Company recognizes revenue at a point in time based on when transfer of control occurs.

Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Year Ended December 31, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$1,608.4	$949.3	$917.6	$3,475.3
Services & spares	754.6	441.7	284.3	1,480.6
Integrated rack solutions	365.6	210.3	159.7	735.6
Total	$2,728.6	$1,601.3	$1,361.6	$5,691.5

Timing of revenue recognition:
Products and services transferred at a point in time	$1,925.0	$1,242.6	$985.7	$4,153.3
Products and services transferred over time	803.6	358.7	375.9	1,538.2
Total	$2,728.6	$1,601.3	$1,361.6	$5,691.5

	Year Ended December 31, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$1,189.6	$971.7	$739.1	$2,900.4
Services & spares	705.1	421.5	312.1	1,438.7
Integrated rack solutions	292.7	215.8	150.5	659.0
Total	$2,187.4	$1,609.0	$1,201.7	$4,998.1

Timing of revenue recognition:
Products and services transferred at a point in time	$1,514.6	$1,304.3	$1,019.5	$3,838.4
Products and services transferred over time	672.8	304.7	182.2	1,159.7
Total	$2,187.4	$1,609.0	$1,201.7	$4,998.1
(1)For the year ended December 31, 2021, E&I sales from November 1, 2021 to December 31, 2021 of $21.7 and $45.7 are included in Americas; and Europe, Middle East & Africa reportable segments, respectively.

	Year Ended December 31, 2020
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$1,074.2	$830.7	$529.7	$2,434.6
Services & spares	662.6	366.3	288.2	1,317.1
Integrated rack solutions	303.8	171.4	143.7	618.9
Total	$2,040.6	$1,368.4	$961.6	$4,370.6

Timing of revenue recognition:
Products and services transferred at a point in time	$1,418.9	$1,078.5	$751.9	$3,249.3
Products and services transferred over time	621.7	289.9	209.7	1,121.3
Total	$2,040.6	$1,368.4	$961.6	$4,370.6

The opening and closing balances of current and long-term contract liabilities and current and long-term deferred revenue are as follows:

	Balances at December 31, 2022	Balances at December 31, 2021
Deferred revenue - current (1)	$309.4	$238.9
Deferred revenue - noncurrent (2)	49.5	59.9
Other contract liabilities - current (1)	49.3	52.1
(1) Current deferred revenue and contract liabilities are included within “Accrued expenses and other liabilities” on the Consolidated Balance Sheets.
(2) Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize revenue of $26.6, $13.2 and $9.7 in the years ending December 31, 2024, 2025, and thereafter, respectively.
(4) RESTRUCTURING COSTS

Restructuring costs include expenses associated with the Company’s efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include lease and contract termination costs of moving fixed assets, employee training, relocation, and facility costs. These costs are recorded in “Restructuring costs” on the Consolidated Statements of Earnings (Loss).
During 2020, the Company commenced a multi-year restructuring program to align its cost structure to support margin expansion targets. The program includes workforce reductions and footprint optimization across all segments. Restructuring charges expected to be recognized are estimated to be approximately $100.0 for the entire program. The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Consolidated Balance Sheets.
The change in the current liability for restructuring costs for the year ended December 31, 2022 were as follows:

	December 31, 2021	Paid/Utilized	Expense	December 31, 2022
Severance and benefits	$33.8	$(16.7)	$(1.8)	$15.3
Plant closing and other	0.2	(2.6)	2.5	0.1
Total	$34.0	$(19.3)	$0.7	$15.4
The change in the current liability for restructuring costs for the year ended December 31, 2021 were as follows:

	December 31, 2020	Paid/Utilized	Expense	December 31, 2021
Severance and benefits	$68.9	$(31.8)	$(3.3)	$33.8
Plant closing and other	0.4	(4.9)	4.7	0.2
Total	$69.3	$(36.7)	$1.4	$34.0
The change in the current liability for restructuring costs for the year ended December 31, 2020 were as follows:

	December 31, 2019	Paid/ Utilized	Expense	December 31, 2020
Severance and benefits	$21.6	$(23.2)	$70.5	$68.9
Plant closing and other	0.6	(3.6)	3.4	0.4
Total	$22.2	$(26.8)	$73.9	$69.3
Restructuring expense by business segment were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Americas	$1.9	$4.0	$15.5
Asia Pacific	(1.7)	3.1	10.4
Europe, Middle East & Africa(1)	0.7	(7.1)	42.7
Corporate	(0.2)	1.4	5.3
Total	$0.7	$1.4	$73.9
(1)     During 2021, a previously recorded restructuring reserve was relieved due to the sale of a heavy industrial UPS business, refer to “Note 5 - Goodwill and Other Intangibles” for more information.

(5) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by segment follows:

	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Balance, December 31, 2020	$359.2	$50.6	$197.4	$607.2
E&I Acquisition(1)	273.4	—	474.8	748.2
Foreign currency translation and other	(0.6)	0.3	(16.3)	(16.6)
Impairment(2)	—	—	(8.7)	(8.7)
Balance, December 31, 2021	$632.0	$50.9	$647.2	$1,330.1
E&I Acquisition(3)	0.2	—	4.3	4.5
Foreign currency translation and other	2.1	(3.8)	(48.2)	(49.9)
Balance, December 31, 2022	$634.3	$47.1	$603.3	$1,284.7
(1)    For more information on the E&I Acquisition, refer to “Note 2 - Acquisition”.
(2)    Impairment is related the sale of a heavy industrial UPS business, see additional details below.
(3)    Adjustment to purchase price allocation on the E&I Acquisition, refer to “Note 2 - Acquisition”.

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

As of December 31, 2022	Gross	Accumulated Amortization	Net
Customer relationships	$1,741.8	$(573.8)	$1,168.0
Developed technology	483.4	(215.9)	267.5
Capitalized software	104.7	(68.7)	36.0
Trademarks	87.1	(31.9)	55.2
Backlog	35.9	(35.9)	—
Total finite-lived identifiable intangible assets	$2,452.9	$(926.2)	$1,526.7
Indefinite-lived trademarks	289.4	—	289.4
Total intangible assets	$2,742.3	$(926.2)	$1,816.1

As of December 31, 2021	Gross	Accumulated Amortization	Net
Customer relationships	$1,824.8	$(453.7)	$1,371.1
Developed technology	508.1	(177.0)	331.1
Capitalized software	95.5	(53.7)	41.8
Trademarks	90.6	(24.3)	66.3
Backlog	39.6	(6.9)	32.7
Total finite-lived identifiable intangible assets	$2,558.6	$(715.6)	$1,843.0
Indefinite-lived trademarks	295.2	—	295.2
Total intangible assets	$2,853.8	$(715.6)	$2,138.2
Total intangible asset amortization expense for the years ended December 31, 2022, 2021 and 2020, was $230.4, $157.9, and $142.8, respectively.
Based on intangible asset balances as of December 31, 2022, expected amortization expense is as follows:

2023	2024	2025	2026	2027
$193.1	$193.0	$193.0	$183.4	$151.8
Asset Impairment
In October 2021, the Company entered into an agreement for approximately 20.0 EUR ($21.7 USD) in cash proceeds for the sale of a heavy industrial UPS business within the Europe, Middle East & Africa segment. As a result of the disposition, the Company adjusted the business to the current fair value, less expected costs to sell, and recorded an $8.7 impairment in “Asset impairments” in the Consolidated Statements of Earnings (Loss). On December 21, 2021, the sale of the heavy industrial UPS business was finalized, which resulted in no additional impairment.
During the year ended December 31, 2020, management changed its strategy on the ERP platform that was being implemented in the Americas segment. As a result, the Company recognized a write-off of approximately $12.3, consisting primarily of capitalized software costs, which is recorded as a corporate expense, within “Asset impairments” in the Consolidated Statement of Earnings (Loss).

During the year ended December 31, 2020, in connection with the restructuring program, management determined a certain product line in the Americas segment to be non-core to the business. As a result, the Company recognized an impairment charge of $8.7, consisting primarily of developed technology and trademarks, which is recorded in “Asset impairments” in the Consolidated Statement of Earnings (Loss).
Annual Goodwill Impairment Analysis
The Company performed a quantitative impairment test for all of its reporting units with goodwill during the fourth quarter of 2022. The discounted cash flow approach, the comparable public company approach and the comparable acquisition approach were used to estimate the fair value of each reporting unit using a weighting of 40%, 40% and 20%, respectively. The discounted cash flow model requires several estimates and assumptions including future sales growth, earnings before interest, taxes, depreciation, and amortization (or “EBITDA”) margins, capital expenditures, a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the years forecasted by the reporting units) for each reporting unit. The comparable public company and comparable acquisition approaches require several assumptions including EBITDA multiples for comparable companies and transactions that operate in the same markets as our reporting units. The estimated fair value of all reporting units was in excess of its respective carrying value, which resulted in a conclusion that no impairment existed for the year ended December 31, 2022.
(6) DEBT

Long-term debt, net of current portion, consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Term Loan due 2027 at 6.89% and 2.84% at December 31, 2022 and 2021, respectively	$2,139.8	$2,161.7
Senior Secured Notes due 2028 at 4.125% at both December 31, 2022 and 2021, respectively	850.0	850.0
ABL Revolving Credit Facility	235.0	—
Unamortized discount and issuance costs	(33.9)	(39.4)
	3,190.9	2,972.3
Less: Current Portion	(21.8)	(21.8)
Total long-term debt, net of current portion	$3,169.1	$2,950.5

Contractual maturities of the Company’s debt obligations as of December 31, 2022 are shown below:

2023	$21.8
2024	21.8
2025	256.8
2026	21.8
2027	2,052.6
Thereafter	850.0
Total	$3,224.8
Redemption of Prior Notes
On January 31, 2020, the Company commenced a process to refinance or otherwise modify its indebtedness. In connection with these refinancing transactions, the Company called all of Vertiv Intermediate Holding Corporation’s $500.0 of 12.00%/13.00% Senior PIK Toggle Notes due 2022 (the “2022 Senior Notes”), Vertiv Group’s $750.0 of 9.250% Senior Notes due 2024 (“2024 Senior Notes”) and Vertiv Group’s $120.0 of 10.00% Senior Secured Second Lien Notes due 2024 (the “2024 Senior Secured Notes” and, collectively with the 2022 Senior Notes and 2024 Senior Notes, the “Prior Notes”) for conditional redemption on March 2, 2020, in accordance with the respective indentures. A total of $0.5 principal amount of 2024 Senior Notes had been previously tendered pursuant to the change of control offer made in connection with the Business Combination and were repurchased on February 7, 2020. The remaining balance of the Prior Notes was redeemed in full on March 2, 2020.
Prior Term Loan Repayment
On March 2, 2020, the Company completed the refinancing by entering into (i) Amendment No. 5 to the ABL Revolving Credit Agreement, by and among, inter alia, Vertiv Group Corporation, a Delaware corporation (“Vertiv Group” or the “Borrower”) and other Borrowers (as defined herein) party thereto, the other Credit Parties (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “ABL Agent”), and the Lenders party thereto (the "Fifth Amendment” and, the ABL Revolving Credit Agreement as amended by the Fifth Amendment, and as further amended by Amendment No. 6 to the Revolving Credit Agreement, dated as of September 20, 2022, and the Amendment No. 7 to the Revolving Credit Agreement, dated as of September 20, 2022, “ABL Revolving Credit Facility”), which Fifth Amendment extended the maturity of, and made certain other modifications to, the ABL Revolving Credit Agreement, and (ii) a new Term Loan Credit Agreement, by and among, Holdings, the Borrower, various financial institutions from time to time party thereto (the “Term Lenders”), and Citibank, N.A., as administrative agent (in such capacity, the “Term Agent”) (the “Term Loan Credit Agreement”), which Term Loan Credit Agreement provided for a $2,200.0 senior secured term loan (the "Term Loan"), the proceeds of which were used, together with certain borrowings under the ABL Revolving Credit Facility, to repay or redeem, as applicable, in full certain existing indebtedness and to pay certain fees and expenses as further set forth below (the "Term Loan Facility", and together with the ABL Revolving Credit Facility, the "Senior Secured Credit Facilities"). The refinancing transactions resulted in a reduction of the Company’s debt service requirements going forward and an extension of the maturity profile of the Company’s indebtedness.
On the Closing Date and prior to the completion of the refinancing transactions, the Company used a portion of the proceeds from the Business Combination, including the PIPE Investment, to repay $176.0 of the outstanding indebtedness under the Prior Asset-Based Revolving Credit Agreement and approximately $1,285.9 of the outstanding indebtedness under the Prior Term Loan Facility (as defined herein).
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
The Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the initial principal amount, which amortization payments commenced on June 30, 2020. The interest rate applicable to the Term Loan is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of Citibank, N.A. on such day, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal funds and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus 2.00% or (b) one-, three- or six-month LIBOR or, if agreed by all Term Lenders, 12-month LIBOR or, if agreed to by the Term Agent, any shorter period (selected at the option of the Borrower), plus 3.00%. Additionally, concurrent with entering into the Term Loan Credit Agreement, Vertiv Group entered into interest rate swap agreements with a notional amount of $1,000.0. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. The borrowing rate of the Term Loan as of December 31, 2022 and 2021 was 6.89% and 2.84%, respectively.
On March 10, 2021, pursuant to a repricing amendment, the interest rate margin decreased to 2.75% in respect of Term Loans bearing interest based on the LIBOR rate and to 1.75% in respect of Term Loans bearing interest based on the base rate as described above. The Company recognized a loss on the extinguishment of debt of $0.4 related to the interest rate decrease for the year ended December 31, 2021.

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
The Borrower’s obligations under the Term Loan Credit Agreement are guaranteed by the Company and all of the Borrower’s direct and indirect wholly-owned U.S. subsidiaries (subject to certain permitted exceptions) (collectively, the “Guarantors”). Subject to certain exceptions, the obligations of the Borrower and the Guarantors under the Term Loan Credit Agreement and related documents are secured by a lien on substantially all of the assets of the Borrower and the Guarantors (the “Collateral”).
The Term Loan Credit Agreement contains customary representations and warranties, affirmative, reporting and negative covenants, and events of default. The negative covenants include, among other things, restrictions on (subject to certain exceptions) our ability to incur additional indebtedness; pay dividends or other payments on capital stock; guarantee other obligations; grant liens on assets; make loans, acquisitions or other investments; transfer or dispose of assets; make optional payments of, or otherwise modify, certain debt instruments; engage in transactions with affiliates; amend organizational documents; engage in mergers or consolidations; enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its restricted subsidiaries; and designate our subsidiaries as unrestricted subsidiaries. Additionally, the activities which may be carried out by Holdings are subject to limitations
ABL Revolving Credit Facility
The Fifth Amendment extended the maturity of, and made certain other modifications to, the ABL Revolving Credit Agreement, by and among Holdings, the Borrower, certain subsidiaries of the Borrower, as co-borrowers (the “Co-Borrowers”), various financial institutions from time to time party thereto, as lenders (the “ABL Lenders”), the ABL Agent and certain other institutions from time to time party thereto as collateral agents and letter of credit issuers. The revolving facility provided by the ABL Revolving Credit Agreement (the "ABL Revolving Credit Facility") is available to the Borrower and the Co-Borrowers and provides for revolving loans in various currencies and under U.S. and foreign subfacilities, in an aggregate amount up to $570.0 with a letter of credit subfacility of $200.0 and a swingline subfacility of $75.0, in each case, subject to various borrowing bases. Borrowings under the ABL Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, certain eligible inventory and certain unrestricted cash, minus the amount of any applicable reserves.
Subject to certain conditions and without the consent of the then-existing ABL Lenders (but subject to the receipt of commitments), commitments under the ABL Revolving Credit Facility may be increased to up to $600.0. The maturity date of the ABL Revolving Credit Facility is March 2, 2025.
On September 20, 2022, Holdings, the Borrower and certain subsidiaries entered into Amendment No. 6 (“Sixth Amendment”) and Amendment No. 7 (“Seventh Amendment”) to the ABL Revolving Credit Facility. Among other modifications, the Sixth Amendment converts the interest rate benchmark for currently outstanding and future revolving loans based on LIBOR to SOFR, with a 10 basis point credit spread adjustment for all available tenors, EURIBOR, and SONIA, as applicable. Under the Seventh Amendment, the U.S. revolving loan commitments under the U.S. tranche was increased by $115.0 to a total loan commitment of $570.0 under the ABL Revolving Credit Facility. All other material provisions of the ABL Revolving Credit Facility were unchanged, including the March 2, 2025 maturity date. We paid $0.6 in legal fees related to the amendments which were capitalized within “Other” on the Consolidated Balance Sheets. Prior to the Sixth Amendment, the interest rate benchmark was LIBOR.
The interest rate applicable to loans denominated in U.S. dollars under the ABL Revolving Credit Facility prior to the Sixth Amendment is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of JPMorgan Chase Bank, N.A. on such date, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus an applicable margin (the “LIBOR Base Rate Margin”) ranging from 0.25% to 0.75%, depending on average excess availability or (b) one-, three- or six-month Interest Rate Benchmark or, if available to all ABL Lenders, 12-month Interest Rate Benchmark or any shorter period (selected at the option of the Borrower), plus an applicable margin (the “LIBOR Margin”) ranging from 1.25% to 1.75%, depending on average excess availability.

The interest rate applicable to loans denominated in U.S. dollars under the ABL Revolving Credit Facility after the Sixth Amendment is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of JPMorgan Chase Bank, N.A. on such date, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal and overnight SOFR, in each case, plus 0.50%, (iii) the Adjusted Term SOFR Rate (as defined in the ABL Revolving Credit Agreement) for a one month interest period, plus 1.00% and (iv) 1.00%), plus an applicable margin (the “SOFR Base Rate Margin”) ranging from 0.25% to 0.75%, depending on average excess availability or (b) one-, three- or six-month Adjusted Term SOFR Rate (selected at the option of the Borrower), plus an applicable margin (the “SOFR Margin” and collectively, with the SOFR Base Rate Margin, the LIBOR Margin, and the LIBOR Base Rate Margin, the “Applicable Margins”) ranging from 1.25% to 1.75%, depending on average excess availability.
Certain “FILO” denominated loans have margins equal to the Applicable Margins, plus an additional 1.00%. Loans denominated in currencies other than U.S. dollars are subject to customary interest rate conventions and indexes, but in each case, with the same Applicable Margins. In addition, the following fees are applicable under the ABL Revolving Credit Facility: (a) an unused line fee of 0.25% per annum on the unused portion of the commitments under the ABL Revolving Credit Facility, (b) letter of credit participation fees on the aggregate stated amount of each letter of credit equal to the SOFR Margin and (c) certain other customary fees and expenses of the lenders, letter of credit issuers and agents thereunder.
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
The ABL Revolving Credit Facility contains customary representations and warranties, affirmative, reporting (including as to borrowing base-related matters) and negative covenants, and events of default. The negative covenants include, among other things, restrictions on (subject to certain exceptions) our ability to incur additional indebtedness; pay dividends or other payments on capital stock; guarantee other obligations; grant liens on assets; make loans, acquisitions or other investments; transfer or dispose of assets; make optional payments of, or otherwise modify, certain debt instruments; engage in transactions with affiliates; amend organizational documents; engage in mergers or consolidations; enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its restricted subsidiaries; and designate our subsidiaries as unrestricted subsidiaries. Additionally, the activities which may be carried out by Holdings are subject to limitations. In addition, ABL Revolving Credit Facility requires the maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Revolving Credit Facility) on any date when Global Availability (as defined in the ABL Revolving Credit Facility) is less than the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 of at least 1.00 to 1.00, tested for the four fiscal quarter period ended on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Global Availability has exceeded the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 for 30 consecutive calendar days. The Global availability of the ABL Revolving Credit Facility exceeds the minimum requirements for covenant compliance at December 31, 2022.
At December 31, 2022, Vertiv Group and the Co-Borrowers had $317.4 of availability under the ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $17.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At December 31, 2022, there was a $235.0 balance on the ABL Revolving Credit Facility with a weighted-average borrowing rate of 5.85%. At December 31, 2021, there were no borrowings outstanding under the ABL Revolving Credit Facility.

Senior Secured Notes due 2028
On October 22, 2021, the Borrower completed its offering of $850.0 aggregate principal amount of its Senior Secured Notes due 2028 (the “Notes”) in a private placement at par. The Notes bear interest at 4.125% per annum and mature on November 15, 2028. The Company incurred $13.8 of debt issuance costs that were capitalized as part of the Notes. The Indenture governing the Notes contains customary representations and warranties, affirmative, reporting and negative covenants, and events of default. The negative covenants include, among other things, restrictions on the ability of the Borrower and certain subsidiaries to grant liens or security interests on assets, undertake mergers and consolidations, sell or otherwise transfer assets, pay dividends or make other distributions and restricted payments, incur indebtedness, make acquisitions, loans, advances or other investments, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or change lines of business, in each case, subject to certain thresholds and exceptions.
(7) LEASES
The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 20 years, some of which have renewal and termination options. Termination options are exercisable at the Company’s option. Lease terms used to recognize right-of-use assets and lease liabilities include periods covered by options to extend the lease where the Company is reasonably certain to exercise that option and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option. The majority of the Company’s leases are operating leases. Finance leases are immaterial to the Company's Consolidated Financial Statements.
The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other operating leases are recorded on the balance sheet with a corresponding operating lease asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.
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
Refer to the below table for a summary of operating lease expenses:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$58.7	$56.3
Short-term and variable lease cost	23.6	23.0
Total lease cost	$82.3	$79.3
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$57.9	$55.6
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$69.9	$66.5

Supplemental balance sheet information(1) related to operating leases is as follows:

	Balance Sheet Location	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$166.4	$152.9

Operating lease liabilities	Accrued expenses and other liabilities	$45.2	$42.1
Operating lease liabilities	Long-term lease liabilities	130.4	113.6
Total lease liabilities		$175.6	$155.7
(1)     For the year ended December 31, 2021, $2.0, $0.6, and $1.4 of operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities, respectively, were associated with the Company’s acquisition of E&I.
Weighted average remaining lease terms and discount rates for operating leases are as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term	6.8 years	5.5 years
Weighted average discount rate	6.2%	5.2%
Maturities of lease liabilities at December 31, 2022 are as follows:

December 31, 2022
Operating Leases
2023	$52.2
2024	41.5
2025	29.4
2026	20.3
2027	14.7
Thereafter	62.9
Total Lease Payments	221.0
Less: Imputed Interest	(45.4)
Present value of lease liabilities	$175.6
(8) PENSION PLANS
Most of the Company’s employees participate in defined contribution plans, including 401(k), profit sharing, and other savings plans that provide retirement benefits.
Certain U.S. and non-U.S. employees participate in company-specific or statutorily required defined benefit plans. In general, the Company’s policy is to fund these plans based on legal requirements, required benefit payments, and other factors.
Net periodic pension expense and projected benefit obligations for the Company’s U.S defined benefit plans are not material for disclosure. Total defined contribution plan expense for the Company’s U.S plans was $11.9, $11.9, and $7.3 for the years ended December 31, 2022, 2021, and 2020, respectively.
Retirement plan expense for our non-U.S. plans includes the following components:

	Non-U.S. Plans
	December 31, 2022	December 31, 2021	December 31, 2020
Company defined benefit plans:
Service cost	$2.9	$3.5	$3.1
Interest cost	2.4	2.0	2.1
Expected return on plan assets	(0.7)	(0.8)	(0.8)
Net amortization	0.3	0.6	0.4
Net periodic pension expense	4.9	5.3	4.8
Curtailment	—	(1.9)	—
Settlement	(0.1)	(0.1)	—
Defined contribution plans	2.6	3.5	2.1
Total	$7.4	$6.8	$6.9

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for our non-U.S. defined benefit pension plans follow:

	Non-U.S. Plans
	December 31, 2022	December 31, 2021
Projected benefit obligation, beginning	$87.4	$103.5
Service cost	2.9	3.5
Interest cost	2.4	2.0
Actuarial (gain) loss	(14.9)	(6.3)
Benefits paid	(1.5)	(2.6)
Participant contributions	0.2	0.3
Settlements	(0.2)	(2.2)
Curtailment	—	(2.5)
Plan Amendments	—	(0.4)
Acquisition/Divestiture	—	(1.3)
Foreign currency translation and other	(8.4)	(6.6)
Projected benefit obligation, ending	$67.9	$87.4
Fair value of plan assets, beginning	13.8	15.5
Actual return on plan assets	(0.1)	0.7
Employer contributions	2.7	2.6
Participants’ contributions	0.3	0.3
Benefits paid	(1.5)	(2.6)
Settlements	(0.2)	(2.2)
Foreign currency translation and other	(0.3)	(0.5)
Fair value of plan assets, ending	$14.7	$13.8
Net amount recognized in the balance sheet	$(53.2)	$(73.6)
Amounts recognized in the balance sheet:
Noncurrent asset	$0.3	$0.1
Current liability	(2.9)	(2.9)
Noncurrent liability	(50.6)	(70.8)
Net amount recognized in the balance sheet	$(53.2)	$(73.6)
Pretax accumulated other comprehensive (income) loss	$(4.4)	$10.3
As of December 31, 2022, non-U.S. plans were underfunded by $53.2. The non-U.S. status includes unfunded plans totaling $53.5. There are an insignificant amount of overfunded non-U.S. plans.
As of the plans’ December 31, 2022 and 2021 respective measurement dates, the total accumulated benefit obligation was $59.6 and $77.5, respectively. Also, as of the respective measurement dates, the total projected benefit obligation and accumulated benefit obligation were as follows:

	December 31, 2022	December 31, 2021
Projected benefit obligation	$52.2	$71.3
Accumulated benefit obligation	46.0	64.0
Future expected benefit payments are as follows:

Non-U.S. Plans
2023	$3.9
2024	3.6
2025	3.8
2026	4.0
2027	4.8
2028 through 2032	29.9
Total future expected benefit payments	$50.0
The Company expects to contribute approximately $0.3 to its retirement plans in 2023. Company's defined benefit pension plan expense for 2023 is expected to be approximately $5.0, versus $4.9 in 2022.

The weighted-average assumptions used in the valuation of pension benefits are as follows:

	Non-U.S. Plans
	December 31, 2022	December 31, 2021
Net pension expense
Discount rate	2.96%	2.04%
Expected return on plan assets	5.12%	5.23%
Rate of compensation increase	3.83%	3.41%
Benefit obligations
Discount rate	5.29%	2.96%
Rate of compensation increase	4.03%	3.83%
Actuarial developed yield curves are used to determine discount rates. The expected return on plan assets assumption is determined by reviewing the investment returns of the plans for the past 10 years plus longer-term historical returns of an asset mix approximating the Company’s asset allocation targets, and periodically comparing these returns to expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.
The Company’s non-U.S. Plan asset allocations at December 31, 2022 and 2021 follow:

	Non-U.S. Plans
	December 31, 2022	December 31, 2021
Equity securities	—%	21%
Debt securities	20%	35%
Insurance arrangements	1%	3%
Cash	38%	2%
Other	41%	39%
Total	100%	100%
The Company did not have any U.S Plan assets at December 31, 2022 or 2021.
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

The fair values of defined benefit plan assets, organized by asset class and by the fair value hierarchy of ASC 820 as outlined in “Note 1 - Summary of Significant Accounting Policies” follow:

	Level 1	Level 2	Level 3	Total	Percentage
December 31, 2022
Debt securities	$—	$3.0	$—	$3.0	20%
Insurance arrangements	—	—	0.1	0.1	1%
Cash	5.6	—	—	5.6	38%
Other	—	3.3	2.7	6.0	41%
Total	$5.6	$6.3	$2.8	$14.7	100%
December 31, 2021
Equity securities	$2.9	$—	$—	$2.9	21%
Debt securities	2.0	2.8	—	4.8	35%
Insurance arrangements	—	—	0.4	0.4	3%
Cash	0.3	—	—	0.3	2%
Other	—	2.8	2.6	5.4	39%
Total	$5.2	$5.6	$3.0	$13.8	100%
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
Fair Value Hierarchy Categories
Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Equity securities categorized as Level 2 assets are primarily non-exchange traded commingled or collective funds where the underlying securities have observable prices available from active markets. Valuation is based on the net asset value of fund units held as derived from the fair value of the underlying assets. Debt securities categorized as Level 2 assets are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Other Level 2 assets are valued based on a net asset value of fund units held, which is derived from either market-observed pricing for the underlying assets or broker/dealer quotation. U.S. equity securities classified as Level 3 are fund investments in private companies. Valuation techniques and inputs for these assets include discounted cash flow analysis, earnings multiple approaches, recent transactions, transfer restrictions, prevailing discount rates, volatilities, credit ratings and other factors. In the other class, interests in mixed assets funds are Level 2, and non-U.S. general fund investments and insurance arrangements are Level 3. The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable
Details of the changes in value for Level 3 assets are as follows:

	2022	2021
Level 3, beginning balance January 1,	$3.0	$2.9
Gains (losses) on assets held	(0.7)	(0.1)
Purchases, sales and settlements, net	0.5	0.2
Level 3, ending balance December 31,	$2.8	$3.0
(9) INCOME TAXES
The effective tax rate for continuing operations was 54.1%, 28.0%, and (28.6)%, for the years ended December 31, 2022, 2021, and 2020, respectively. The effective rate in the each period was primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, favorable tax rates and incentives in non-U.S. jurisdictions, taxes accrued on unremitted earnings, withholding taxes on cross-border payments, changes in valuation allowance for U.S. federal and state and non-US purposes, the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (“the Act”), the change in fair value of warrant liabilities, and changes in reserves for uncertain tax positions.

The GILTI provisions of the Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.
Earnings (loss) before income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2022	2021	2020
United States	$(83.0)	$(72.7)	$(373.2)
Non-U.S. (1)	250.0	238.9	118.6
Total earnings (loss) before income taxes	$167.0	$166.2	$(254.6)
(1)Certain of the Company’s Non-U.S. entities generate significant losses for which a valuation allowance is provided for and accordingly do not create a tax benefit.
The principal components of income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$1.2	$2.3	$0.1
State and local	3.4	9.7	0.6
Non-U.S.	94.4	104.4	73.4
Deferred:
Federal	4.3	(25.0)	2.3
State and local	(1.5)	(4.7)	2.9
Non-U.S.	(11.4)	(40.1)	(6.6)
Income tax expense (benefit)	$90.4	$46.6	$72.7
Reconciliation of U.S. federal statutory taxes to the Company’s total income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2022	2021	2020
Taxes at U.S. statutory rate (21%)	$35.1	$34.9	$(53.5)
State and local taxes, net of federal tax benefit	(0.5)	4.5	(4.9)
Non-U.S. rate differential	14.2	29.5	4.6
Non-U.S. tax holidays and incentives	(0.7)	(12.1)	(9.2)
Uncertain tax positions	7.5	33.7	16.4
U.S. tax impact of non-U.S. operations	6.5	(21.1)	12.8
Change in valuation allowances	33.6	(24.0)	82.1
Taxes on undistributed foreign earnings and withholding/ dividend taxes	17.1	14.2	9.8
Foreign derived intangible income	(1.1)	(15.9)	—
R&D deduction/ credit	(11.9)	(11.8)	(7.9)
Impact of non-tax litigation and other settlements	—	(8.5)	—
Change in fair value of warrant liabilities	(19.1)	13.0	30.2
Other permanent differences	(1.3)	7.2	4.2
Impact of rate changes in non-U.S. jurisdictions	8.9	(9.2)	(2.6)
Impact of transaction costs	(0.4)	6.0	(4.8)
Non-deductible compensation	2.1	0.9	0.7
Other (1)	0.4	5.3	(5.2)
Total income tax expense (benefit)	$90.4	$46.6	$72.7
(1)Represents several adjustments, none of which are significant for separate disclosure.
The Company has tax holiday agreements in place in China, which expire in between 2022 and 2024. It is the Company’s intention to reapply for these holidays as they expire. We anticipate that we will continue to qualify for these holidays, but we will assess based on business conditions at the time of renewal.
As of December 31, 2022 and 2021 the Company has recognized $41.3 and $39.1, respectively, of net deferred income tax liabilities for U.S. income taxes, non-U.S. income taxes and foreign withholding taxes on outside basis differences for certain foreign subsidiaries with earnings that are not indefinitely reinvested.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating losses and capital losses	$95.3	$135.8
Capitalized research expenditures	84.7	49.1
Accrued liabilities	38.8	37.6
Employee compensation and benefits	13.7	11.2
Pensions	12.8	11.6
Business interest deduction limitation	78.4	69.2
Inventory	23.9	23.9
R&D credit carryforward	7.6	7.1
Lease liability	24.6	17.7
Bad debts	6.8	4.8
Foreign tax credit carryforward	21.1	8.4
Other	3.7	2.8
Total deferred tax assets, before valuation allowances	$411.4	$379.2
Valuation allowances	$(250.4)	$(241.6)
Deferred tax assets, net of valuation allowances	$161.0	$137.6
Deferred tax liabilities
Intangibles & Goodwill	(176.9)	(196.5)
Undistributed foreign earnings	(41.3)	(39.1)
Property, plant & equipment	(21.1)	(30.0)
Debt issuance costs	(27.8)	(4.7)
Lease Right of Use Asset	(22.5)	(16.8)
Other	(1.5)	(1.4)
Total deferred tax liabilities	$(291.1)	$(288.5)
Net deferred income tax liabilities	$(130.1)	$(150.9)
At December 31, 2022, the Company had federal net operating losses of $144.1, expiring at various times starting in 2036 with some losses having an unlimited carryforward period. At December 31, 2022, the gross amount of the Company’s state net operating losses was $747.2, expiring at various times between 2023 and 2042. At December 31, 2022, the Company had other federal tax credit carryforwards expiring between 2027 and 2042. At December 31, 2022, the Company had other state tax credit carryforwards expiring between 2029 and 2037.
The use of certain US tax attributes as of December 31, 2022 is subject to an annual limitation due to the change in ownership of our stock in February 2020 as described in “Note 1 - Summary of Significant Accounting Policies”. At this time, the tax attributes subject to the annual limitation have a valuation allowance recorded against them and therefore this annual limitation will not have a material impact on the Company. There can be no assurance that trading in our shares will not affect another change in ownership under the Internal Revenue Code which could impose an additional limit on the use of our tax attributes.
At December 31, 2022, the Company’s foreign net operating losses that are available to offset future taxable income were $202.6. These foreign loss carryforwards will expire at various times beginning in 2023 with some losses having an unlimited carryforward period.
At December 31, 2022, the Company’s foreign capital loss carryforwards were $62.9. The majority of foreign capital loss carryforwards will expire in 2024 with the remaining having an unlimited carryforward period.

Pursuant to the terms of the separation, Emerson agreed to indemnify the Company for all U.S. federal, state or local income taxes, as well as non-U.S. income taxes, that are attributable to any period prior to the separation. An indemnification receivable of $8.7 has been recorded in noncurrent other assets for the uncertain tax positions related to periods prior to the separation. The impact on the Company’s tax expense for changes in uncertain tax positions for periods prior to the separation (discussed below) will be offset by the Emerson indemnification, resulting in no net effect on the Company’s net income.
Pursuant to the terms of the E&I Acquisition, E&I agreed to indemnify the Company for certain non-U.S. income taxes, that are attributable to any period prior to the acquisition. An indemnification receivable of $3.4 has been recorded in noncurrent other assets for the uncertain tax positions related to periods prior to the acquisition. The impact on the Company’s tax expense for changes in uncertain tax positions for periods prior to the acquisition (discussed below) will be offset by the E&I indemnification, resulting in no net effect on the Company’s net income.
Following are changes in unrecognized tax benefits before considering recoverability of cross-jurisdictional tax credits (federal, state, and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next 12 months.

	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$98.6	$70.0	$52.6
Additions for the current year tax positions	11.9	25.1	13.2
Additions for prior year tax positions	—	22.8	8.1
Reductions for prior year tax positions	(11.9)	(10.2)	(1.5)
Reductions for settlements with tax authorities	—	(8.5)	—
Reductions for expirations of statute of limitations	(1.6)	(0.6)	(2.4)
Ending balance	$97.0	$98.6	$70.0
The total amount of net unrecognized tax benefits that would affect income tax expense, if recognized in the Consolidated Financial Statements, is $89.8. In addition, an adjustment of $12.1 would result to other expense for reversal of the indemnification receivable. The Company accrues interest and penalties related to income taxes in income tax expense. As of December 31, 2022, 2021, and 2020, total accrued interest and penalties were $18.0, $15.2, and $12.4, respectively.
Eligible domestic subsidiaries file a consolidated U.S. Federal income tax return. Examinations by the U.S. Internal Revenue Service are complete through the date of separation with Emerson, with the limited exception of 2014. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates. As noted above, pursuant to the terms of the transactions, Emerson and E&I will indemnify the Company for certain tax assessments for periods prior to closing.
The change in the income tax valuation allowance is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$241.6	$282.6	$205.7
Additions (reductions) charged to expense	33.6	(24.0)	82.1
Reductions charged to other accounts	(24.8)	(17.0)	(5.2)
Ending balance	$250.4	$241.6	$282.6

(10) RELATED PARTY TRANSACTIONS
Services Agreement
Prior to the Business Combination, Vertiv received certain corporate and advisory services from Platinum Equity Advisors, LLC (“Advisors”), and affiliates of Advisors. These services were provided pursuant to a corporate advisory services agreement (the “CASA”) between Advisors and Vertiv. During the year ended December 31, 2020, the Company recorded $0.5 in charges related to the CASA. This agreement was terminated on February 7, 2020.
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
Transactions with Affiliates of Advisors
The Company also purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the year ended December 31, 2022, 2021, and 2020 purchases were $137.0, $98.0, and $64.3, respectively. For the year ended December 31, 2022 and 2021 sales were $146.0 and $86.9, respectively. There were an insignificant amount of sales in 2020 with affiliates of Advisors. Accounts payable to affiliates of Advisors were $3.8 and $3.9, respectively, as of December 31, 2022 and 2021. Accounts receivable from affiliates of Advisors were $33.3 and $42.9, respectively, as of December 31, 2022 and 2021.
Tax Receivable Agreement
On December 31, 2021, the Company and an affiliate of the Vertiv Stockholder agreed to amend and supplement the tax receivable agreement entered into by the Company and the Vertiv Stockholder on February 7, 2020, (the “Tax Receivable Agreement”) to replace the Company’s remaining payment obligations under the Tax Receivable Agreement with an obligation to pay $100.0 in cash in two equal installments. The first installment payment was scheduled to be on or before June 15, 2022 and the second payment was scheduled to be due on or before September 15, 2022. On June 15, 2022, the Company and the Vertiv Stockholder agreed to further amend the payment schedule under the Tax Receivable Agreement into three installment payments, wherein the first installment payment of $12.5 became due and was paid on June 15, 2022, the second installment of $12.5 became due and was paid on September 15, 2022, and the third installment of $75.0 became due and was paid on November 30, 2022. The Tax Receivable Agreement terminated on November 30, 2022 upon receipt of final payment.
For the years ended December 31, 2021 and 2020 the Company recorded $4.5 and $21.3 of accretion expense in “Interest expense, net”, respectively, in the Consolidated Statement of Earnings (Loss). An unrealized loss of $(3.2) was recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheet, related to the change in fair value of the tax receivable liability for the year ended December 31, 2021, respectively. Upon execution of the amended Tax Receivable Agreement on December 31, 2021, the Company reversed $4.1 previously recorded in “Accumulated other comprehensive income”, and recognized a gain of $59.2, recorded in “Gain on tax receivable agreement” in the Consolidated Statement of Earnings (Loss), for the difference between the amount accrued for this obligation in comparison to the amount at which the obligation will be settled.

(11) OTHER FINANCIAL INFORMATION
Items reported in earnings include the following:

	Year Ended December 31,
	2022	2021	2020
Research and development expense	$282.0	$266.4	$228.6
Depreciation expense	72.0	69.1	60.3
Rent expense	78.8	76.6	78.6
Advertising expense	20.6	26.0	28.3
Items reported in accrued expenses and other liabilities include the following:

	December 31, 2022	December 31, 2021
Deferred revenue	$309.4	$238.9
Accrued payroll and other employee compensation	132.6	125.8
Restructuring (see Note 4)	15.4	34.0
Operating lease liabilities (see Note 7)	45.2	42.1
Contract liabilities	49.3	52.1
Product warranty (see Note 1)	25.6	30.0
Tax Receivable Agreement (see Note 10)	—	100.0
Other	294.9	330.5
Total	$872.4	$953.4
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

Recurring fair value measurements

A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used, are as follows:

		As of December 31, 2022
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.9	$—	$36.9	$—
Interest rate swaps	Other noncurrent assets	73.3	—	73.3	—
Total assets		$110.2	$—	$110.2	$—

Liabilities:
Private warrants	Warrant liabilities	$58.7	$—	$58.7	$—
Total liabilities		$58.7	$—	$58.7	$—

		As of December 31, 2021
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other noncurrent assets	$16.1	$—	$16.1	$—
Total assets		$16.1	$—	$16.1	$—

Liabilities:
Interest rate swaps	Accrued expenses and other liabilities	$7.4	$—	$7.4	$—
Contingent consideration	Accrued expenses and other liabilities	3.7	—	—	3.7
Private warrants	Warrant liabilities	149.6	—	149.6	—
Total liabilities		$160.7	$—	$157.0	$3.7
Contingent consideration — As of December 31, 2022 in conjunction with the E&I acquisition, the value of the contingent earnout was zero based on E&I’s EBITDA results for the year ended December 31, 2022. For the year ended December 31, 2022 the decrease in the fair value of contingent consideration of $3.7 is recorded in “Other operating expense (income)” on the Consolidated Statements of Earnings (Loss).
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
The Company uses interest rate swaps to manage the interest rate mix of its total debt portfolio and related overall cost of borrowing. At December 31, 2022 and 2021, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The Company recognized $(2.4), $10.5, and $6.4 in earnings for the years ended December 31, 2022, 2021 and 2020, respectively, within “Other operating expense (income)” on the Consolidated Statement of Earnings (Loss).
At December 31, 2022, the Company expects that approximately $36.9 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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

Net investment hedge — During the years ended December 31, 2022 and 2021, the Company designated certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges were $11.1 and $1.3 and are included in “Foreign currency translation” in the Consolidated Statements Comprehensive Income (Loss). As of December 31, 2022 and 2021, approximately $233.6 and $193.2 of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Private Warrants — The fair value of the Private Warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. The significant assumptions which the Company used in the model are:

Warrant valuation inputs	December 31, 2022	December 31, 2021
Stock price	$13.66	$24.97
Strike price	$11.50	$11.50
Remaining life	2.10	3.10
Volatility	56.0%	34.2%
Interest rate (1)	4.39%	0.98%
Dividend yield (2)	0.07%	0.04%
(1)    Interest rate determined from a constant maturity treasury yield
(2)    December 31, 2022 and 2021 dividend yield assumes $0.01 per share per annum.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,062.4	$2,139.8	$2,148.2	$2,161.7
Senior Secured Notes due 2028	726.1	850.0	853.2	850.0
ABL Revolving Credit Facility due 2025	235.0	235.0	—	—
(1)See “Note 6 — Debt” for additional information
(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Year Ended December 31,
	2022	2021	2020
Foreign currency translation, beginning	$39.8	$104.9	$32.9
Other comprehensive income (loss)	(196.8)	(65.1)	72.0
Foreign currency translation, ending	(157.0)	39.8	104.9
Interest rate swaps, beginning	8.7	(32.8)	—
Unrealized gain (loss) deferred during the period(1)	101.5	41.5	(32.8)
Interest rate swaps, ending	110.2	8.7	(32.8)
Pension, beginning	(12.9)	(19.7)	(14.8)
Actuarial gain (loss), net of income taxes	13.5	6.8	(4.9)
Pension, ending	0.6	(12.9)	(19.7)
Tax receivable agreement, beginning	—	(0.9)	—
Unrealized gain (loss) during the period (2)	—	(3.2)	(0.9)
TRA settlement (3)	—	4.1	—
Tax receivable agreement, ending	—	—	(0.9)
Accumulated other comprehensive income (loss)	$(46.2)	$35.6	$51.5
(1)During the year ended December 31, 2022, 2021, and 2020, $(2.4), $10.5, and $6.4 respectively, was reclassified into earnings.
(2)The fair value movement on the Tax Receivable Agreement attributable to our own credit risk spread is recorded in “Other comprehensive (loss) income (loss)” prior to amending the Tax Receivable Agreement.
(3)See “Note 10 - Related Party” for additional information.

(14) SEGMENT INFORMATION
Operating profit (loss) is the primary income measure used by the chief operating decision maker (“CODM”) to assess segment performance and make operating decisions. Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include stock-based compensation, other incentive compensation, change in fair value of warrant liabilities, asset impairments, and costs that support centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management.
The Company determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the CODM, which includes determining resource allocation methodologies used for reportable segments. During 2021, we reorganized our internal reporting and realigned our operating segment structure to how our CODM, our Chief Executive Officer, allocates resources and makes decisions. The changes resulted in the identification of two new operating segments, 1) Greater China and 2) Australia & New Zealand, South East Asia and India (“ASI”) which previously were reported as our legacy Asia Pacific operating segment. Given the similarities of economic characteristics and other qualitative factors, we aggregate these operating segments.
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
The segment performance measure excludes corporate and other costs, as described herein. Intersegment selling prices approximate market prices. Summarized information about the Company’s results of operations by reportable business segment and product and service offering follows:
Americas includes products and services sold for applications within the data center, communication networks and commercial and industrial markets in North America and Latin America. This segment’s principal product and service offerings include:
•Critical infrastructure & solutions includes AC and DC power management, thermal management, and integrated modular solutions.
•Integrated rack solutions includes racks, rack power, rack power distribution, rack thermal systems, and configurable integrated solutions; and hardware for managing I.T. equipment.
•Services & spares includes preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and critical digital infrastructure software.
Asia Pacific includes products and services sold for applications within the data center, communication networks and commercial and industrial markets throughout Greater China, Australia & New Zealand, South East Asia, and India. Products and services offered are similar to the Americas segment.
Europe, Middle East & Africa includes products and services sold for applications within the data center, communication networks and commercial and industrial markets in Europe, Middle East & Africa. Products and services offered are similar to the Americas segment.
Reportable Business Segments

	Year Ended December 31,
Sales	2022	2021	2020
Americas	$2,773.0	$2,206.4	$2,055.1
Asia Pacific	1,699.3	1,693.6	1,431.4
Europe, Middle East & Africa	1,556.8	1,267.4	1,009.7
	6,029.1	5,167.4	4,496.2
Eliminations	(337.6)	(169.3)	(125.6)
Total	$5,691.5	$4,998.1	$4,370.6

	Year Ended December 31,
Operating profit (loss)	2022	2021	2020
Americas	$426.1	$441.2	$497.0
Asia Pacific	274.4	253.4	197.1
Europe, Middle East & Africa	234.6	217.6	105.5
Total reportable segments	935.1	912.2	799.6
Foreign currency gain (loss)	(3.7)	(3.2)	(26.0)
Corporate and other	(492.2)	(504.8)	(431.4)
Total corporate, other and eliminations	(495.9)	(508.0)	(457.4)
Amortization of intangibles	(215.8)	(144.3)	(128.7)
Operating profit (loss)	$223.4	$259.9	$213.5

Total Assets	December 31, 2022	December 31, 2021
Americas	$3,128.5	$2,706.2
Asia Pacific	1,323.1	1,345.4
Europe, Middle East & Africa	2,360.0	2,568.7
	6,811.6	6,620.3
Corporate and other	284.1	319.3
Total	$7,095.7	$6,939.6

	Year Ended December 31,
Intersegment sales	2022	2021	2020
Americas	$44.4	$19.0	$14.5
Asia Pacific	98.0	84.6	63.0
Europe, Middle East & Africa	195.2	65.7	48.1
Total	$337.6	$169.3	$125.6

	Year Ended December 31,
Depreciation and Amortization	2022	2021	2020
Americas	$124.1	$114.7	$118.4
Asia Pacific	38.7	41.0	35.5
Europe, Middle East & Africa	108.9	42.9	24.8
Corporate and other	30.7	28.4	24.4
Total	$302.4	$227.0	$203.1

	Year Ended December 31,
Capital Expenditures	2022	2021	2020
Americas	$53.9	$28.7	$15.0
Asia Pacific	23.7	20.5	13.8
Europe, Middle East & Africa	17.8	18.3	12.4
Corporate and other	4.6	5.9	3.2
Total	$100.0	$73.4	$44.4

	Year Ended December 31,
Sales by Destination	2022	2021	2020
United States and Canada	$2,548.3	$1,975.4	$1,858.1
Europe	1,115.7	1,014.6	777.0
Asia	1,532.6	1,556.9	1,366.1
Latin America	308.2	264.0	180.6
Middle East/Africa	186.7	187.2	188.8
Total	$5,691.5	$4,998.1	$4,370.6
Sales in the U.S. were $2,430.6, $1,874.9, and $1,762.4 for the years ended December 31, 2022, 2021, and 2020, respectively, while sales in China were $746.3, $862.7, and $778.5, respectively.

(15) STOCK-BASED COMPENSATION PLANS
The Company’s stock incentive plan permits the granting of incentive stock options or nonqualified stock options; stock appreciation rights; performance awards, which may be cash-or share-based; restricted stock units; restricted stock; and other stock-based awards. We measure and record compensation expense based on the fair value of the Company's common stock on the date of grant for restricted stock and restricted stock units ("RSUs") and the grant date fair value, determined utilizing the Black-Scholes formula, for stock options. We record compensation cost for service-based awards, including graded-vesting awards, on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. We account for the forfeiture of awards as they occur.
There were no equity compensation plans authorized by GSAH as of December 31, 2019. In connection with the Business Combination, GSAH’s Board adopted the Vertiv Holdings Co 2020 Stock Incentive Plan (the “2020 Plan”), on December 9, 2019 which was approved by GSAH’s stockholders on February 6, 2020, immediately preceding the Business Combination. Under the 2020 Plan, a total aggregate of 33.5 million share awards issuable were authorized and reserved for issuance for the purpose of better motivating our employees, consultants and directors to achieve superior performance measured by both our key financial and operating metrics as well as relative stock price appreciation. The 2020 Plan is administered by the Compensation Committee of our Board and permits the granting of incentive stock options or nonqualified stock options; stock appreciation rights; performance awards, which may be cash-or share-based; restricted stock units; restricted stock; and other stock-based awards. Beginning with the first business day of each calendar year beginning in 2021, the number of shares will increase by the least of (a) 10.5 million shares, (b) 3% of the number of shares outstanding as of the last day of the immediately preceding calendar year, or (c) a lesser number of shares determined by the Compensation Committee.
Stock options
Stock options are generally granted to certain employees and directors to purchase common shares at an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest 25% per year over 4 years of continuous service and have 10-year contractual terms.
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
A summary of the weighted average assumptions used in determining the fair value of stock options follows:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	37.31%	30.47%	27.00%
Expected option life in years	6.25	6.25	6.25
Expected dividend yield	0.08%	0.08%	0.08%
Risk-free interest rate	2.31%	0.86%	1.17%
Weighted-average fair value of stock options	$5.04	$6.53	$3.82

A summary of the 2022 stock option activity follows:

	Options	Weighted-average exercise price per option	Weighted-average remaining contractual life in years	Aggregate intrinsic value (1)
Outstanding at January 1, 2022	8,362,716	$14.56
Granted	4,986,946	12.61
Exercised	(264,552)	11.82
Forfeited and canceled	(2,472,300)	15.92
Outstanding at December 31, 2022	10,612,810	$13.40	7.30	$16.0
Exercisable at December 31, 2022	3,009,216	$13.62	6.05	$4.6
(1)The aggregate intrinsic value in the table above represents the difference between the Company’s stock price on the last trading day of 2022 and the exercise price of each in-the-money option on the last day of the period presented.
For the years ended December 31, 2022, 2021, and 2020 total compensation expense relating to stock options was $15.3, $9.3, and $5.6, respectively. As of December 31, 2022, there was $24.2 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 2.45 years.
Restricted stock units
RSUs have been issued to certain employees and directors as of December 31, 2022 and entitle the holder to receive one common share for each RSU upon vesting. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, generally over seven years. A summary of the 2022 RSU activity follows:

	Restricted stock units	Weighted-average fair value per unit
Outstanding at January 1, 2022	3,657,389	$14.54
Granted	1,196,271	15.39
Vested	(891,168)	12.16
Forfeited and canceled	(923,709)	15.01
Outstanding at December 31, 2022	3,038,783	$15.43
For the year ended December 31, 2022, 2021 and 2020 total compensation expense relating to RSUs was $9.2 and $13.9, and $7.4, respectively. As of December 31, 2022, there was $35.5 of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.10 years.
Performance awards
On November 18, 2022, the Company granted long-term performance awards as a part of its 2020 stock incentive plan to certain executive officers. The performance awards are contingent upon the Company meeting internal company-based metrics, and to the extent earned will be settled in RSUs that must be held until January 1, 2027 to vest into shares of the Company’s common stock.
The performance awards vest after a four-year period and are based on achieving a company-based metric in fiscal year 2023, 2024 and 2025, respectively. To the extent awards are earned based on achieving a company-based metric, the dollar value will convert into RSUs. The RSUs, to the extent earned, vest on January 1, 2027 as shares of the Company’s common stock. The amount of stock distributed will vary based on the company-based metric achieved in each fiscal year and the future price of the shares.
The fair value for all internal company-based metric performance awards is monitored quarterly and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the year ended December 31, 2022, total compensation expense relating to the performance awards was $0.2.
(16) EARNINGS (LOSS) PER SHARE
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

The details of the earnings per share calculations for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
(in millions, except per share and per share amounts)	2022	2021	2020(1)
Basic earnings (loss) per share computation:
Net income (loss)	$76.6	$119.6	$(327.3)
Weighted-average number of shares outstanding - basic	376,730,519	355,544,632	307,076,397
Basic earnings per share	$0.20	$0.34	$(1.07)

Diluted earnings (loss) per share computation:
Net income (loss)	$76.6	$119.6	$(327.3)
Gain on fair value of warrant liabilities	(90.9)	—	—
Net income (loss) adjusted for the gain on fair value of warrant liabilities	$(14.3)	$119.6	$(327.3)

Weighted-average number of shares outstanding - basic	376,730,519	355,544,632	307,076,397
Dilutive effect of private warrants	1,493,532	—	—
Dilutive effect of equity-based compensation	—	4,595,691	—
Weighted-average number of shares outstanding - diluted	378,224,051	360,140,323	307,076,397
Diluted earnings (loss) per share	$(0.04)	$0.33	$(1.07)
(1)The Business Combination was accounted for as a reverse capitalization in accordance with U.S. GAAP. See “Description of the Business” in “Note 1 - Summary of Significant Accounting Policies.” Accordingly, weighted-average shares outstanding for purposes of the earnings per share calculation have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (1.0 Vertiv Holdings share to 118.261955 Vertiv Holdings Co shares).

The dilutive effect of warrants was 1.5 million shares for the year ended December 31, 2022. Additional stock awards represented 15.8 million shares were also outstanding during the year ended December 31, 2022, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
The dilutive effect of stock awards was 4.6 million shares for the year ended December 31, 2021. Additional stock awards and warrants were also outstanding during the year ended December 31, 2021, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive stock awards and warrants represented 2.3 million and 5.7 million shares for the year ended December 31, 2021, respectively.
The dilutive effect of stock awards was zero for the year ended December 31, 2020. Additional stock awards and warrants were also outstanding during the year ended December 31, 2020, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Such anti-dilutive stock awards and warrants represented 6.7 million and 25.0 million shares for the year ended December 31, 2020, respectively.
In December of 2020, the Company announced its plans to redeem for cash all of its outstanding Public Warrants to purchase shares of Vertiv’s Class A common shares. During 2020, $156.5 of cash was generated from the exercise of 13.6 million Public Warrants.
In January of 2021, 9.3 million Public Warrants were exercised which generated cash proceeds of $107.5 in connection with Vertiv’s notice of redemption to redeem for cash all of its outstanding Public Warrants to purchase shares of Class A common stock. Public Warrants that remained exercised at 5 p.m. New York City time on January 18, 2021 were no longer exercisable, and the registered holders of such unexercised Public Warrants were entitled to receive the redemption price of $0.01 per Warrant.
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

On December 28, 2017, Vertiv acquired Energy Labs, Inc. (“Energy Labs”). The purchase agreement contained a provision for contingent consideration in the form of an earn-out payment based on the achievement of 2018 operating results. The range of payment outcomes was zero to $34.5. On June 4, 2019, Vertiv notified the selling stockholders of Energy Labs of Vertiv’s determination that the applicable 2018 operating results had not been achieved and that no contingent consideration was due to the selling stockholders. On September 6, 2019, the selling stockholders of Energy Labs notified Vertiv of their dispute regarding the contingent consideration allegedly due to them. The selling stockholders assert that the applicable 2018 operating results were exceeded and that Vertiv owes $34.5 in earn-out, the highest amount of earn-out possible under the agreement. On December 21, 2021, the parties agreed to a settlement term sheet, which includes, among other terms, the following: the Company agreed to pay $21.5 to the selling stockholders of Energy Labs; a full and complete waiver, release and discharge of all claims and liabilities; and a dismissal of the pending lawsuit. The parties executed a Settlement Agreement on December 30, 2021 consistent with the aforementioned terms. On January 12, 2022, the Company paid the agreed upon settlement of $21.5.
On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with, the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. On December 31, 2021, the parties entered into a settlement agreement on ordinary and customary terms, settling all of the disputes between them. As of December 31, 2022 and December 31, 2021, the settlement was recorded in “Accrued expenses and other liabilities” on the Consolidated Statement of Earnings (Loss).
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
At December 31, 2022, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
(18) SUBSEQUENT EVENT
Exercise of Private Warrants
As previously disclosed, in connection with the initial public offering of our predecessor, GS Acquisition Holdings Corp. (“GSAH”), GSAH issued to our sponsor certain warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company will issue 1,368,194 shares of Class A common stock. The shares issued pursuant to such exercise have been registered pursuant to a registration statement on Form S-3 previously filed with the SEC.