Form 10-Q
period 2023-03-31
Vertiv Holdings Co
filed 2023-04-28
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2023

or

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
Yes ☐ No ☒
As of April 24, 2023, there were 379,736,270 shares of the Company’s Class A common stock, par value $0.0001, issued and outstanding.

Part I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net sales
Net sales - products	$1,186.5	$849.4
Net sales - services	334.6	307.0
Net sales	1,521.1	1,156.4
Costs and expenses
Cost of sales - products	819.5	655.8
Cost of sales - services	206.1	197.0
Cost of sales	1,025.6	852.8
Operating expenses
Selling, general and administrative expenses	308.7	292.2
Amortization of intangibles	45.2	57.7
Restructuring costs	13.1	0.8
Foreign currency (gain) loss, net	3.1	(1.3)
Other operating expense (income)	(4.9)	(0.6)
Operating profit (loss)	130.3	(45.2)
Interest expense, net	46.8	29.3
Change in fair value of warrant liabilities	(4.2)	(94.9)
Income (loss) before income taxes	87.7	20.4
Income tax expense	37.4	11.9
Net income (loss)	$50.3	$8.5

Earnings (loss) per share:
Basic	$0.13	$0.02
Diluted	$0.12	$(0.23)
Weighted-average shares outstanding:
Basic	378,129,786	375,972,294
Diluted	381,683,511	379,692,729

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net income (loss)	$50.3	$8.5
Other comprehensive income (loss), net of tax:
Foreign currency translation	41.4	(36.3)
Interest rate swaps	(13.9)	54.2
Pension	(0.2)	0.1
Other comprehensive income (loss), net of tax	27.3	18.0
Comprehensive income (loss)	$77.6	$26.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$276.1	$260.6
Accounts receivable, less allowances of $24.3 and $18.4, respectively	1,991.9	1,888.8
Inventories	903.5	822.0
Other current assets	169.1	187.3
Total current assets	3,340.6	3,158.7
Property, plant and equipment, net	496.4	489.4
Other assets:
Goodwill	1,295.4	1,284.7
Other intangible assets, net	1,787.3	1,816.1
Deferred income taxes	52.6	46.4
Right-of-use assets, net	165.6	166.4
Other	117.5	134.0
Total other assets	3,418.4	3,447.6
Total assets	$7,255.4	$7,095.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$21.8
Accounts payable	917.0	984.0
Deferred revenue	502.9	358.7
Accrued expenses and other liabilities	496.4	513.7
Income taxes	33.5	19.7
Total current liabilities	1,971.6	1,897.9
Long-term debt, net	3,156.0	3,169.1
Deferred income taxes	188.5	176.5
Warrant liabilities	32.9	58.7
Long-term lease liabilities	132.5	132.0
Other long-term liabilities	223.1	219.6
Total liabilities	5,704.6	5,653.8
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 379,133,659 and 377,368,837 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,662.0	2,630.7
Accumulated deficit	(1,092.3)	(1,142.6)
Accumulated other comprehensive income (loss)	(18.9)	(46.2)
Total equity	1,550.8	1,441.9
Total liabilities and equity	$7,255.4	$7,095.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$50.3	$8.5
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	17.7	17.9
Amortization	48.9	61.3
Deferred income taxes	3.4	(4.6)
Amortization of debt discount and issuance costs	2.7	2.3
Change in fair value of warrant liabilities	(4.2)	(94.9)
Changes in operating working capital	(86.9)	(116.1)
Stock-based compensation	5.5	6.6
Payment of contingent consideration	—	(8.7)
Other	4.6	(4.5)
Net cash provided by (used for) operating activities	42.0	(132.2)
Cash flows from investing activities:
Capital expenditures	(27.8)	(15.1)
Investments in capitalized software	(2.0)	(3.1)
Proceeds from disposition of property, plant and equipment	12.4	—
Net cash provided by (used for) investing activities	(17.4)	(18.2)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	100.2	75.8
Repayments of ABL revolving credit facility and short-term borrowings	(110.2)	(60.0)
Repayment of long-term debt	(10.9)	(5.5)
Payment of contingent consideration	—	(12.8)
Exercise of employee stock options	2.2	1.0
Employee taxes paid from shares withheld	(0.1)	—
Net cash provided by (used for) financing activities	(18.8)	(1.5)
Effect of exchange rate changes on cash and cash equivalents	1.8	1.3
Increase (decrease) in cash, cash equivalents and restricted cash	7.6	(150.6)
Beginning cash, cash equivalents and restricted cash	273.2	447.1
Ending cash, cash equivalents and restricted cash	$280.8	$296.5
Changes in operating working capital
Accounts receivable	$(96.2)	$(4.8)
Inventories	(79.5)	(160.4)
Other current assets	4.9	(14.5)
Accounts payable	(62.3)	33.0
Deferred revenue	144.2	63.1
Accrued expenses and other liabilities	(16.5)	(32.6)
Income taxes	18.5	0.1
Total changes in operating working capital	$(86.9)	$(116.1)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	375,801,857	$—	$2,597.5	$(1,215.4)	$35.6	$1,417.7
Net income (loss)	—	—	—	8.5	—	8.5
Exercise of employee stock options	89,566	—	1.0	—	—	1.0
Stock-based compensation	—	—	6.6	—	—	6.6
Employee 401K match with Vertiv stock	100,541	—	2.3	—	—	2.3
Other comprehensive income (loss), net of tax	—	—	—	—	18.0	18.0
Balance at March 31, 2022	375,991,964	$—	$2,607.4	$(1,206.9)	$53.6	$1,454.1

Balance at December 31, 2022	377,368,837	$—	$2,630.7	$(1,142.6)	$(46.2)	$1,441.9
Net income (loss)	—	—	—	50.3	—	50.3
Exercise of employee stock options	246,653	—	2.2	—	—	2.2
Stock-based compensation, net of withholding for tax(1)	14,730	—	5.4	—	—	5.4
Employee 401K match with Vertiv stock	135,245	—	2.1	—	—	2.1
Exercise of warrants(2)	1,368,194	—	21.6	—	—	21.6
Other comprehensive income (loss), net of tax	—	—	—	—	27.3	27.3
Balance at March 31, 2023	379,133,659	$—	$2,662.0	$(1,092.3)	$(18.9)	$1,550.8
(1)Net stock compensation activity includes 14,730 shares withheld for taxes valued at $0.1 and stock-based compensation of $5.5.
(2)On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Vertiv Holdings Co
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share amounts)
(1) DESCRIPTION OF BUSINESS
Vertiv Holdings Co ("Holdings Co", and together with its majority-owned subsidiaries, “Vertiv”, “we”, “our”, or “the Company”), formerly known as GS Acquisition Holdings Corp, provides mission-critical infrastructure technologies and life cycle services for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include AC and DC power management products, thermal management products, integrated rack systems, modular solutions, management systems for monitoring and controlling digital infrastructure, and services. Vertiv manages and reports results of operations for three reportable segments: Americas; Asia Pacific; and Europe, Middle East & Africa.
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
The notes included herein should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions to ease the potential burden in accounting for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as part of reference rate reform. The amendments became effective March 12, 2020 and can generally be applied through December 31, 2024.
The Company intends to transition our Term Loan due 2027 and our interest rates swaps to another reference rate prior to the discontinuance of LIBOR. The Company does not expect the application of this ASU to have a material impact on its Condensed Consolidated Financial Statements.
In March 2023, the FASB issued ASU 2023-01: Leases (Topic 842) Common Control Arrangements. This ASU provides amendments that require leasehold improvements associated with common control leases be amortized over the useful life of the leasehold improvements to the common control group as long as the lessee controls the underlying asset through a lease. The amendments are effective in fiscal years beginning after December 15, 2023. The Company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.
(3) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended March 31, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$561.4	$168.3	$225.0	$954.7
Services & spares	188.4	104.1	78.1	370.6
Integrated rack solutions	112.5	40.6	42.7	195.8
Total	$862.3	$313.0	$345.8	$1,521.1

Timing of revenue recognition:
Products and services transferred at a point in time	$652.1	$230.0	$256.3	$1,138.4
Products and services transferred over time	210.2	83.0	89.5	382.7
Total	$862.3	$313.0	$345.8	$1,521.1

	Three months ended March 31, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$294.3	$183.8	$186.8	$664.9
Services & spares	164.7	104.6	64.9	334.2
Integrated rack solutions	76.1	44.4	36.8	157.3
Total	$535.1	$332.8	$288.5	$1,156.4

Timing of revenue recognition:
Products and services transferred at a point in time	$378.1	$256.4	$221.7	$856.2
Products and services transferred over time	157.0	76.4	66.8	300.2
Total	$535.1	$332.8	$288.5	$1,156.4
The opening and closing balances of current and long-term contract assets and current and long-term deferred revenue as of March 31, 2023 and December 31, 2022 were as follows:

	Balances at March 31, 2023	Balances at December 31, 2022
Deferred revenue - current	$502.9	$358.7
Deferred revenue - noncurrent (1)	45.7	49.5
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $23.8, $13.2 and $8.7 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
(4) RESTRUCTURING COSTS
Restructuring costs include expenses associated with the Company’s efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include costs of moving fixed assets, employee training, relocation, and facility costs. These costs are recorded in "Restructuring costs" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).

Restructuring costs by business segment were as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Americas	$1.0	$0.5
Asia Pacific	4.3	—
Europe, Middle East & Africa	3.5	0.4
Corporate	4.3	(0.1)
Total	$13.1	$0.8
The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Unaudited Condensed Consolidated Balance Sheets. The change in the current liability for the restructuring costs during the three months ended March 31, 2023 were as follows:

	December 31, 2022	Expense	Paid/Utilized	March 31, 2023
Severance and benefits	$15.3	$13.0	$(1.7)	$26.6
Plant closing and other	0.1	0.1	(0.1)	0.1
Total	$15.4	$13.1	$(1.8)	$26.7
The change in the current liability for the restructuring costs during the three months ended March 31, 2022 were as follows:

	December 31, 2021	Expense	Paid/Utilized	March 31, 2022
Severance and benefits	$33.8	$—	$(11.7)	$22.1
Plant closing and other	0.2	0.8	(0.7)	0.3
Total	$34.0	$0.8	$(12.4)	$22.4
(5) DEBT
Long-term debt, net, consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Term Loan due 2027 at 7.42% and 6.89% at March 31, 2023 and December 31, 2022, respectively	$2,134.3	$2,139.8
Senior Secured Notes due 2028 at 4.125% at both March 31, 2023 and December 31, 2022	850.0	850.0
ABL Revolving Credit Facility	225.0	235.0
Unamortized discount and issuance costs	(31.5)	(33.9)
	3,177.8	3,190.9
Less: Current Portion	(21.8)	(21.8)
Total long-term debt, net of current portion	$3,156.0	$3,169.1
ABL Revolving Credit Facility
At March 31, 2023, Vertiv Group Corporation (a wholly-owned subsidiary of the Company), as Borrower, and certain subsidiaries of the Borrower as co-borrowers (the “Co-Borrowers”), had $325.2 of availability under the Asset Based Revolving Credit Facility (the “ABL Revolving Credit Facility”) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $17.4, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At March 31, 2023, there was a $225.0 balance on the ABL Revolving Credit Facility with a weighted-average borrowing rate of 6.46%. At December 31, 2022, there was a $235.0 balance on the ABL Revolving Credit Facility with a weighted-average borrowing rate of 5.85%.
(6) INCOME TAXES
The Company’s effective tax rate was 42.6% and 58.3% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate in the three months ended March 31, 2023 is primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances and the impact of changes in our indefinite reinvestment liability. The effective rate for the comparative three month period referenced above was primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances, and reflect the impact of non-deductible or non-taxable changes in fair value of the warrant liabilities.

The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of March 31, 2023, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(7) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
The Company purchased and sold goods in the ordinary course of business with affiliates of Platinum Equity Advisors, LLC. For the three months ended March 31, 2023 and 2022 purchases were $31.0 and $34.9, respectively. For the three months ended March 31, 2023 and 2022 sales were $35.6 and $31.4, respectively. Accounts payable were $1.9 and $3.8 as of March 31, 2023 and December 31, 2022, respectively. Accounts receivable were $34.3 and $33.3 as of March 31, 2023 and December 31, 2022, respectively.
(8) OTHER FINANCIAL INFORMATION

	March 31, 2023	December 31, 2022
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$276.1	$260.6
Restricted cash included in other current assets	4.7	12.6
Total cash, cash equivalents, and restricted cash	$280.8	$273.2

	March 31, 2023	December 31, 2022
Inventories
Finished products	$302.2	$276.5
Raw materials	430.1	377.2
Work in process	171.2	168.3
Total inventories	$903.5	$822.0

	March 31, 2023	December 31, 2022
Property, plant and equipment, net
Machinery and equipment	$412.9	$405.4
Buildings	324.2	312.4
Land	41.1	41.0
Construction in progress	44.0	41.5
Property, plant and equipment, at cost	822.2	800.3
Less: Accumulated depreciation	(325.8)	(310.9)
Property, plant and equipment, net	$496.4	$489.4

	March 31, 2023	December 31, 2022
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$92.6	$132.6
Restructuring (see Note 4)	26.7	15.4
Operating lease liabilities	44.7	45.2
Product warranty	24.6	25.6
Other	307.8	294.9
Total	$496.4	$513.7

	Three months ended March 31, 2023	Three months ended March 31, 2022
Change in product warranty accrual
Balance at the beginning of the period	$25.6	$30.0
Provision charge to expense	4.7	2.5
Paid/utilized	(5.7)	(4.3)
Balance at the end of the period	$24.6	$28.2
(9) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
Recurring fair value measurements
A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used are as follows:

		As of March 31, 2023
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.2	$—	$36.2	$—
Interest rate swaps	Other noncurrent assets	60.1	—	60.1	—
Total assets		$96.3	$—	$96.3	$—

Liabilities:
Private warrants	Warrant liabilities	$32.9	$—	$32.9	$—
Total liabilities		$32.9	$—	$32.9	$—

		As of December 31, 2022
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.9	$—	$36.9	$—
Interest rate swaps	Other noncurrent assets	73.3	—	73.3	—
Total assets		$110.2	$—	$110.2	$—

Liabilities:
Private warrants	Warrant liabilities	$58.7	$—	$58.7	$—
Total liabilities		$58.7	$—	$58.7	$—
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
The Company uses interest rate swaps to manage the interest rate mix of the Company’s total debt portfolio and related overall cost of borrowing. At March 31, 2023 and December 31, 2022, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. During the three months ended March 31, 2023 and 2022, the Company recognized $8.1 and $2.6 respectively, within “Other operating expense (income)” on the Unaudited Condensed Consolidated Statements of Earnings (Loss).
At March 31, 2023, the Company expects that approximately $36.2 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
On April 18, 2023, the Company transitioned our interest rate swaps from LIBOR to the Secured Overnight Financing Rate ("SOFR") effective July 2, 2023. The Company will transition our Term Loan due 2027 concurrently.
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $11.6 for the three months ended March 31, 2023 and are included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). The net impact of translation adjustments from these hedges was insignificant for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, $283.2 and $233.6, respectively, of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Private warrants — The fair value of the private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. For the three months ended March 31, 2023, the Company recognized a gain of $7.7 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the exercise of these private warrants. The Company recognized a loss of $3.5 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the remaining 5,266,667 outstanding private warrants.

The significant assumptions which the Company used in the model are:

Warrant valuation inputs	March 31, 2023	December 31, 2022
Stock price	$14.31	$13.66
Strike price	$11.50	$11.50
Remaining life	1.85	2.10
Volatility	64.0%	56.0%
Interest rate (1)	4.15%	4.39%
Dividend yield (2)	0.07%	0.07%
(1)    Interest rate determined from a constant maturity treasury yield.
(2)    March 31, 2023 and December 31, 2022 dividend yield assumes $0.01 per share per annum.

Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,089.1	$2,134.3	$2,062.4	$2,139.8
Senior Secured Notes due 2028	750.3	850.0	726.1	850.0
ABL Revolving Credit Facility due 2025	225.0	225.0	235.0	235.0
(1)See “Note 5 — Debt” for additional information.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Foreign currency translation, beginning	$(157.0)	$39.8
Other comprehensive income (loss)	41.4	(36.3)
Foreign currency translation, ending	(115.6)	3.5
Interest rate swaps, beginning	110.2	8.7
Unrealized gain (loss) deferred during the period (1)	(13.9)	54.2
Interest rate swaps, ending	96.3	62.9
Pension, beginning	0.6	(12.9)
Actuarial gain (losses) recognized during the period, net of income taxes	(0.2)	0.1
Pension, ending	0.4	(12.8)
Accumulated other comprehensive income (loss)	$(18.9)	$53.6
(1)During the three months ended March 31, 2023 and 2022, $8.1 and $2.6, respectively, was reclassified into earnings.

(11) SEGMENT INFORMATION
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
Summarized information about the Company’s results of operations by reportable segment and product and service offering follows:

Americas includes products and services sold for applications within the data center, communication networks and commercial and industrial markets in North America and Latin America. This segment’s principal product and service offerings include:
•Critical infrastructure & solutions includes AC and DC power management, thermal management, low/medium voltage switchgear, busway, and integrated modular solutions.
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
Reportable Segments

Sales	Three months ended March 31, 2023	Three months ended March 31, 2022
Americas	$872.0	$549.0
Asia Pacific	336.2	353.8
Europe, Middle East & Africa	372.7	318.0
	1,580.9	1,220.8
Eliminations	(59.8)	(64.4)
Total	$1,521.1	$1,156.4

Intersegment sales (1)	Three months ended March 31, 2023	Three months ended March 31, 2022
Americas	$9.7	$13.9
Asia Pacific	23.2	21.0
Europe, Middle East & Africa	26.9	29.5
Total	$59.8	$64.4
(1)Intersegment selling prices approximate market prices.

Operating profit (loss)	Three months ended March 31, 2023	Three months ended March 31, 2022
Americas	$190.6	$57.9
Asia Pacific	39.1	41.5
Europe, Middle East & Africa	64.9	33.2
Total reportable segments	294.6	132.6
Foreign currency gain (loss)	(3.1)	1.3
Corporate and other	(116.0)	(121.4)
Total corporate, other and eliminations	(119.1)	(120.1)
Amortization of intangibles	(45.2)	(57.7)
Operating profit (loss)	$130.3	$(45.2)
(12) EARNINGS (LOSS) PER SHARE
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

The details of the earnings per share calculations for the three months ended March 31, 2023 and 2022 are as follows:

(In millions, except share and per share amounts)	Three months ended March 31, 2023	Three months ended March 31, 2022
Basic earnings (loss) per share computation:
Net income (loss)	$50.3	$8.5
Weighted-average number of shares outstanding - basic	378,129,786	375,972,294
Basic earnings per share	$0.13	$0.02

Diluted earnings (loss) per share computation:
Net income (loss)	$50.3	$8.5
Gain on fair value of warrant liabilities	(4.2)	(94.9)
Net income (loss) adjusted for the gain on fair value of warrant liabilities	$46.1	$(86.4)

Weighted-average number of shares outstanding - basic	378,129,786	375,972,294
Dilutive effect of private warrants	1,868,612	3,720,435
Dilutive effect of equity-based compensation	1,685,113	—
Weighted-average number of shares outstanding - diluted	381,683,511	379,692,729
Diluted earnings (loss) per share	$0.12	$(0.23)
The dilutive effect of equity-based compensation awards and warrants was 1.7 million and 1.9 million shares, respectively, during the three months ended March 31, 2023. Additional equity-based compensation awards were also outstanding during the three months ended March 31, 2023, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards represent 9.3 million shares for the three months ended March 31, 2023.
The dilutive effect of private warrants was 3.7 million shares during the three months ended March 31, 2022. Additional equity-based compensation awards and warrants were also outstanding during the three months ended March 31, 2022, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards represented 7.8 million shares for the three months ended March 31, 2022.
(13) COMMITMENTS AND CONTINGENCIES
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
On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with, the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. On December 31, 2021, the parties entered into a settlement agreement on ordinary and customary terms, settling all of the disputes between them. As of

March 31, 2023 and December 31, 2022 the settlement was recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheet.
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
At March 31, 2023, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise indicates or requires, references to (1) “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q") and the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the “2022 Form 10-K”).
Cautionary Note Regarding Forward-looking Statements
This Form 10-Q, and other statements that Vertiv may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such are not historical facts. Such statements may include, without limitation, those regarding Vertiv’s future financial performance or position, capital structure, indebtedness, business performance, strategy and plans, and expectations and objectives of Vertiv management for future operations and financial performance. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of results of performance. Vertiv cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which may change over time. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When Vertiv discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, Vertiv’s management.
The forward-looking statements contained in this Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on Vertiv. There can be no assurance that future developments affecting Vertiv will be those that Vertiv has anticipated. Forward-looking statements included in this Form 10-Q speak only as of the date of this filing or any earlier date specified for such statements. Vertiv undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to Vertiv or persons acting on Vertiv’s behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.
These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in the 2022 Form 10-K. These risk factors and those identified elsewhere in this Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of Vertiv’s customers’ markets; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; competition in the infrastructure technologies industry; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; failure to properly manage Vertiv’s supply chain or difficulties with third-party manufacturers; our ability to forecast changes in prices, including due to inflation in material, freight and/or labor costs, and timely implement measures necessary to mitigate the impacts of any such changes; risks associated with our significant backlog, including that the impacts of any measures taken to mitigate inflation will not be reflected in our financial statements immediately; failure to meet or anticipate technology changes; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; Vertiv’s ability to realize cost savings in connection with Vertiv’s restructuring program; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; changes to tax law; ongoing tax audits; costs or liabilities associated with product liability; the global scope of Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the U.S. and abroad; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; risks associated with current or potential litigation or claims against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters, including risks associated with the COVID-19 pandemic; failure to achieve environmental, social and governance goals; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; exposure to increases in interest rates set by central banking authorities; failure to maintain internal controls over financial reporting; the unpredictability of Vertiv’s future operational results, including the ability to grow and manage growth profitably; potential net losses in future periods; Vertiv’s level of indebtedness and the ability to incur additional indebtedness; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements that is not fully within our control; Vertiv’s ability to access funding through capital markets; the significant ownership and influence certain stockholders have over Vertiv; resales of Vertiv’s securities may cause volatility in the market price of our securities; Vertiv’s organizational documents contain provisions that may discourage unsolicited takeover proposals; Vertiv’s certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of Vertiv’s subsidiaries to pay dividends; the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; Vertiv's ability to manage the succession of its key employees; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future corporate transactions; risks associated with Vertiv’s limited history of operating as an independent company; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.

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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•COVID-19 Pandemic: Over the past three years, unprecedented measures have been taken by governments and businesses to address the COVID-19 pandemic. These measures have included periodic shelter-in-place orders, restrictions on travel and business operations, temporary closures of businesses, quarantines, and attempts to institute various regulatory requirements. As a result of this pandemic, global economic activity was significantly impacted, causing volatility and disruption in global financial markets. These responsive measures taken by many countries have affected, and could in the future materially impact, our business, results of operations, financial condition and stock price. The extent of the continuing impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including, without limitation, the extent, timing and duration of new variants of the COVID-19 virus and their impact on the global economy and demand for products. Refer to Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors,” for more information. We continue to monitor the situation and will take further actions as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and stockholders. At the outset of the COVID-19 pandemic, we responded swiftly in support of our people, our clients and our communities. As we continue to monitor the evolving situation, we have taken steps to cause our global locations to return to a full-time in-person workplace environment, which has required adjustment by employees and has indirectly caused attrition. We recognize the benefits to our customers, associates, and stockholders of having in-person full-time interaction, and we are working to balance those benefits with the ongoing concerns relating to the COVID-19 pandemic, macroeconomic conditions, and continued competition for talent.
•Supply Chain Constraints and Cost Increases: In the first quarter of 2023, we saw pockets of inflation in key areas, such as materials, and we anticipate that this trend will continue for the balance of 2023. Despite continued strong market demand, we expect that certain supply chain challenges and inflationary pressures will continue in 2023. However, at this time, the need for spot buys at increased costs and premium freight to meet customer commitments has been greatly reduced compared to 2022. Logistical challenges which previously hampered deliveries and pressured the top and bottom line have abated. We continue to take actions to improve our ability to forecast inflationary headwinds and reflect anticipated cost increases in our prices and will continue to take actions to address shortages and inflationary pressures. We anticipate continued pricing realization in 2023 as a result of the pricing actions that we previously implemented, and which we will continue to implement in 2023.
•Inventory Build: During the past year, we saw an increase in inventory build in order to support upcoming customer demand and large projects in addition to working through our significant backlog. We have launched several working capital initiatives and as a result expect to optimize our inventory levels in 2023.
•Order Normalization: Recent supply chain constraints have had a direct impact on lead-times and ordering behavior. During the first quarter of 2023 we have observed certain improvements in the overall supply chain environment and customer orders have started to normalize as a result of improved lead times. We expect to see continued order normalization to better align with our current customer demands throughout the remainder of 2023.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022

(Dollars in millions)	Three months ended March 31, 2023	Three months ended March 31, 2022	$ Change	% Change
Net sales	$1,521.1	$1,156.4	$364.7	31.5%
Cost of sales	1,025.6	852.8	172.8	20.3
Gross profit	495.5	303.6	191.9	63.2
Selling, general and administrative expenses	308.7	292.2	16.5	5.6
Amortization of intangibles	45.2	57.7	(12.5)	(21.7)
Restructuring costs	13.1	0.8	12.3	1,537.5
Foreign currency (gain) loss, net	3.1	(1.3)	4.4	(338.5)
Other operating expense (income)	(4.9)	(0.6)	(4.3)	716.7
Operating profit (loss)	130.3	(45.2)	175.5	(388.3)
Interest expense, net	46.8	29.3	17.5	59.7
Change in fair value of warrant liabilities	(4.2)	(94.9)	90.7	(95.6)
Income tax expense	37.4	11.9	25.5	214.3
Net income (loss)	$50.3	$8.5	$41.8	491.8%
Net Sales
Net sales were $1,521.1 in the first three months of 2023, an increase of $364.7, or 31.5%, compared with $1,156.4 in the first three months of 2022. The increase in sales was primarily driven by higher sales volumes and price realization of $105.0 compared to the prior year, partially offset by the negative impacts from foreign currency of $42.7. By product offering, critical infrastructure & solutions sales increased $289.8, which included negative impacts from foreign currency of $20.1. Integrated rack solutions sales increased $38.5, which included the negative impacts from foreign currency of $1.3. Services & spares sales increased $36.4, which included negative impacts from foreign currency of $21.3.
Excluding intercompany sales, net sales were $862.3 in the Americas, $313.0 in Asia Pacific and $345.8 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the “Business Segments” section below.
Cost of Sales
Cost of sales were $1,025.6 in the first three months of 2023, an increase of $172.8, or 20.3% compared to the first three months of 2022. The increase in cost of sales was primarily driven by increased commodity and logistic costs, supply chain constraints, and the impact of higher volumes. Gross profit was $495.5 in the first three months of 2023, or 32.6% of sales, compared to $303.6, or 26.3% of sales, in the first three months of 2022.
Selling, General and Administrative Expenses
Selling, General and Administrative ("SG&A) expenses were $308.7 in the first three months of 2023, an increase of $16.5 compared to the first three months of 2022. SG&A as a percentage of sales was 20.3% for the three months ended March 31, 2023 compared with 25.3% in the three months ended March 31, 2022. The increase in SG&A was primarily driven by $18.3 of higher sales commissions as a result of increased order volume partially offset by a decrease in professional service costs.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). These remaining other expenses were $56.5 for the first three months of 2023, which was a $0.1 decrease from the first three months of 2022. The decrease was primarily due to decreased amortization of intangibles of $12.5, offset by a $12.3 increase in restructuring costs.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of our predecessor, GS Acquisition Holdings Corp. The change in fair value of the outstanding warrants liability during the first three months of 2023 and 2022 resulted in a gain of $4.2 and a gain of $94.9, respectively. The change in fair value of stock warrants was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exercise of 5,266,666 of the Private Placement Warrants in February 2023 by GS Sponsor LLC. As of March 31, 2023, there are 5,266,667 Private Placement Warrants that remain outstanding.
Interest Expense
Interest expense, net, was $46.8 in the first three months of 2023 compared to $29.3 in the first three months of 2022. The $17.5 increase reflects a $23.4 increase due to the Term Loan due 2027, and a $4.3 increase due to borrowings in 2023 on the ABL Revolving Credit Facility, due 2025, partially offset by a $10.6 decrease due to net settlement payments on our interest rate swaps as described in “Note 9 — Financial Instruments and Risk Management” to the Unaudited Condensed Consolidated Financial Statements. To the extent interest rates continue to increase, our interest expense will increase as well, although we expect the effect of such increase will be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $37.4 in the first three months of 2023 compared to $11.9 in the first three months of 2022. The $25.5 increase is primarily due to the change in mix of income in the countries in which we operate and increased business performance. The effective rate in the first three months of 2023 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and the impact of changes in our indefinite reinvestment liability. In the first three months of 2022, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, which is offset by non-taxable changes in fair value of the warrant liabilities.
Business Segments
The following is detail of business segment results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended March 31, 2023	Three months ended March 31, 2022	$ Change	% Change
Net sales	$862.3	$535.1	$327.2	61.1%
Operating profit (loss)	190.6	57.9	132.7	229.2
Margin	22.1%	10.8%
Americas net sales of $862.3 in the first three months of 2023 increased $327.2, or 61.1% from the first three months of 2022. The increase in sales was primarily driven by higher sales volumes and price realization compared to prior year. By product offering, net sales increased in critical infrastructure & solutions by $267.1, integrated rack solutions increased by $36.4, and service & spares increased by $23.7 due to improved customer site availability. Americas net sales were negatively impacted by foreign currency of approximately $1.3.
Operating profit (loss) in the first three months of 2023 was $190.6, an increase of $132.7 compared with the first three months of 2022. Margin increased primarily due to higher sales volumes and pricing actions exceeding inflationary costs.

Asia Pacific

(Dollars in millions)	Three months ended March 31, 2023	Three months ended March 31, 2022	$ Change	% Change
Net sales	$313.0	$332.8	$(19.8)	(5.9)%
Operating profit (loss)	39.1	41.5	(2.4)	(5.8)
Margin	12.5%	12.5%
Asia Pacific net sales were $313.0 in the first three months of 2023, a decrease of $19.8, or 5.9% from the first three months of 2022. Sales decreases were primarily driven by the negative impact of foreign currency of approximately $22.6 which were partially offset by the impact of stronger sales in India. By product offering, net sales weakened in critical infrastructure & solutions by $15.5, in integrated rack solutions by $3.8, and service & spares by $0.5.
Operating profit (loss) in the first three months of 2023 was $39.1, a decrease of $2.4 compared with the first three months of 2022 mainly driven by the negative impact of foreign currency partially offset by improved price realization.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended March 31, 2023	Three months ended March 31, 2022	$ Change	% Change
Net sales	$345.8	$288.5	$57.3	19.9%
Operating profit (loss)	64.9	33.2	31.7	95.5
Margin	18.8%	11.5%
Europe, Middle East & Africa net sales were $345.8 in the first three months of 2023, an increase of $57.3, or 19.9% from the first three months of 2022. Sales increases were evenly driven by higher selling prices and increased volume. By product offering, net sales improved across all offerings, including $38.2 in critical infrastructure & solutions, $13.2 in service & spares, and $5.9 in integrated rack solutions. Additionally, Europe, Middle East & Africa net sales were negatively impacted by foreign currency of approximately $18.8.
Operating profit (loss) in the first three months of 2023 was $64.9, an increase of $31.7 compared with the first three months of 2022. Margin improved primarily due to price realization more than offsetting inflationary pressure in addition to volume leverage.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $119.1 and $120.1 in the first three months of 2023 and 2022, respectively.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $29.8 during the first three months of 2023. We expect to have capital expenditures (including capitalized software) of approximately $150 for the full year 2023.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations and other financial instruments. Refer below, as well as to “Note 5 — Debt” and “Note 13 — Commitments and Contingencies” of the unaudited condensed consolidated financial statements for more information. In addition, we have certain tax positions that are further discussed in “Note 6 — Income Taxes” of the unaudited condensed consolidated financial statements. We anticipate payments for lease obligations of approximately $60 for the full year 2023. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes, due 2028, with an outstanding principal amount of $850.0 as of March 31, 2023 (the “Notes”), the Term Loan due 2027, with an outstanding principal amount of $2,134.3, as of March 31, 2023 (the “Term Loan”), and the ABL Revolving Credit Facility, due 2025, providing up to $570.0 of revolving borrowings, and for which $225.0 was outstanding as of March 31, 2023 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). See “Note 5 — Debt” of the unaudited condensed consolidated financial statements for more detailed discussion of the material terms of the Notes and the Senior Secured Credit Facilities.
At March 31, 2023, we had $276.1 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options other than dividends are not available. Our ABL Revolving Credit Facility provides for up to $570.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $30.0. At March 31, 2023, Vertiv had $325.2 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $17.4, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
We believe our current cash and cash equivalent levels, augmented by availability under the ABL Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, as well as the resources necessary to invest for growth in existing businesses and manage our capital structure on a short- and long-term basis. We expect to continue to opportunistically access the capital and financing markets from time to time. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance that we will continue to have access to the capital and financing markets on acceptable terms.
Summary Statement of Cash Flows
Three Months Ended March 31, 2023 and 2022

(Dollars in millions)	2023	2022	$ Change	% Change
Net cash provided by (used for) operating activities	$42.0	$(132.2)	$174.2	(131.8)%
Net cash used for investing activities	(17.4)	(18.2)	0.8	4.4
Net cash provided by (used for) financing activities	(18.8)	(1.5)	(17.3)	1,153.3
Capital expenditures	(27.8)	(15.1)	(12.7)	(84.1)
Investments in capitalized software	(2.0)	(3.1)	1.1	35.5

Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $42.0 in the first three months of 2023, a $174.2 increase in cash generation compared to the first three months of 2022. Net income from operations of $50.3 included $74.0 of net non-cash expense items, consisting of a gain on the change in fair value of warrant liabilities of $4.2 and deferred taxes of $3.4, offset by depreciation and amortization of $66.6, non-cash stock-based compensation expense of $5.5 and amortization of debt discount and issuance costs of $2.7. Trade working capital used $86.9 in comparison to $116.1 in the first three months of 2022, primarily as a result of trade working capital initiatives.
Net Cash used for Investing Activities
Net cash used for investing activities was $17.4 in the first three months of 2023 compared to net cash used for investing activities of $18.2 in the first three months of 2022. The lower use of cash over the comparable period was primarily driven by increased capital expenditures of $12.7 partially offset by increased proceeds from the disposition of property, plant and equipment of $12.4.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $18.8 in the first three months of 2023 compared to $1.5 used in the first three months of 2022. The increase was primarily the result of $10.0 of repayments on the outstanding ABL Revolving Credit Facility and $10.9 of repayments on the Term Loan in the first quarter of 2023.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The 2022 financial statements, as part of the 2022 Form 10-K, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in “Note 1 - Summary of Significant Accounting Policies” of the 2022 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material changes in our quantitative and qualitative market risk disclosures from those described in our 2022 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, the Company is not a party to any material, pending legal proceedings or claims at March 31, 2023. From time-to-time, the Company may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of the Company’s business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines that it has meritorious defenses to the claims asserted, the Company vigorously defends itself. The Company considers settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.
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
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
The Company's risk factors, as of March 31, 2023, have not materially changed from those described in Part 1, Item 1A of our 2022 Form 10-K for the fiscal year ended December 31, 2022.
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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2023	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer