Form 10-Q
period 2023-06-30
Vertiv Holdings Co
filed 2023-08-02
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2023

or

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
Yes ☐ No ☒
As of July 31, 2023, there were 380,527,755 shares of the Company’s Class A common stock, par value $0.0001, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Net sales
Net sales - products	$1,360.4	$1,055.0	$2,546.9	$1,904.4
Net sales - services	373.7	344.4	708.3	651.4
Net sales	1,734.1	1,399.4	3,255.2	2,555.8
Costs and expenses
Cost of sales - products	912.9	807.4	1,732.4	1,463.2
Cost of sales - services	227.2	220.5	433.3	417.5
Cost of sales	1,140.1	1,027.9	2,165.7	1,880.7
Operating expenses
Selling, general and administrative expenses	327.6	287.6	636.3	579.8
Amortization of intangibles	45.4	55.8	90.6	113.5
Restructuring costs	9.1	0.8	22.2	1.6
Foreign currency (gain) loss, net	7.5	2.9	10.6	1.6
Other operating expense (income)	(1.4)	(1.8)	(6.3)	(2.4)
Operating profit (loss)	205.8	26.2	336.1	(19.0)
Interest expense, net	46.9	33.4	93.7	62.7
Change in fair value of warrant liabilities	46.0	(38.9)	41.8	(133.8)
Income (loss) before income taxes	112.9	31.7	200.6	52.1
Income tax expense	29.7	11.4	67.1	23.3
Net income (loss)	$83.2	$20.3	$133.5	$28.8

Earnings (loss) per share:
Basic	$0.22	$0.05	$0.35	$0.08
Diluted	$0.22	$0.05	$0.35	$(0.28)
Weighted-average shares outstanding:
Basic	379,938,365	376,594,660	379,039,072	376,285,196
Diluted	382,351,210	377,257,854	381,116,189	378,493,214

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Net income (loss)	$83.2	$20.3	$133.5	$28.8
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1.4)	(149.9)	40.0	(186.2)
Interest rate swaps	10.6	22.0	(3.3)	76.2
Pension	(0.1)	—	(0.3)	0.1
Other comprehensive income (loss), net of tax	9.1	(127.9)	36.4	(109.9)
Comprehensive income (loss)	$92.3	$(107.6)	$169.9	$(81.1)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$274.9	$260.6
Accounts receivable, less allowances of $24.5 and $18.4, respectively	2,022.6	1,888.8
Inventories	920.2	822.0
Other current assets	160.6	187.3
Total current assets	3,378.3	3,158.7
Property, plant and equipment, net	503.3	489.4
Other assets:
Goodwill	1,299.4	1,284.7
Other intangible assets, net	1,746.8	1,816.1
Deferred income taxes	48.2	46.4
Right-of-use assets, net	160.1	166.4
Other	120.5	134.0
Total other assets	3,375.0	3,447.6
Total assets	$7,256.6	$7,095.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$21.8
Accounts payable	941.9	984.0
Deferred revenue	520.0	358.7
Accrued expenses and other liabilities	538.4	513.7
Income taxes	33.4	19.7
Total current liabilities	2,055.5	1,897.9
Long-term debt, net	2,927.4	3,169.1
Deferred income taxes	184.7	176.5
Warrant liabilities	78.9	58.7
Long-term lease liabilities	127.6	132.0
Other long-term liabilities	224.4	219.6
Total liabilities	5,598.5	5,653.8
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 380,365,639 and 377,368,837 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,677.0	2,630.7
Accumulated deficit	(1,009.1)	(1,142.6)
Accumulated other comprehensive income (loss)	(9.8)	(46.2)
Total equity	1,658.1	1,441.9
Total liabilities and equity	$7,256.6	$7,095.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$133.5	$28.8
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	35.7	35.5
Amortization	98.2	120.7
Deferred income taxes	1.6	(9.2)
Amortization of debt discount and issuance costs	4.7	4.8
Change in fair value of warrant liabilities	41.8	(133.8)
Changes in operating working capital	(35.5)	(377.8)
Stock-based compensation	12.3	13.8
Payment of contingent consideration	—	(8.7)
Other	3.3	(12.0)
Net cash provided by (used for) operating activities	295.6	(337.9)
Cash flows from investing activities:
Capital expenditures	(53.6)	(38.2)
Investments in capitalized software	(2.5)	(6.7)
Acquisition of business, net of cash acquired	—	(5.0)
Proceeds from disposition of property, plant and equipment	12.4	—
Net cash provided by (used for) investing activities	(43.7)	(49.9)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	159.7	447.6
Repayments of ABL revolving credit facility and short-term borrowings	(394.7)	(254.7)
Repayment of long-term debt	(16.4)	(10.9)
Payment of tax receivable agreement	—	(12.5)
Payment of contingent consideration	—	(12.8)
Exercise of employee stock options	10.0	1.1
Employee taxes paid from shares withheld	(2.5)	(4.3)
Net cash provided by (used for) financing activities	(243.9)	153.5
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(7.5)
Increase (decrease) in cash, cash equivalents and restricted cash	7.0	(241.8)
Beginning cash, cash equivalents and restricted cash	273.2	447.1
Ending cash, cash equivalents and restricted cash	$280.2	$205.3
Changes in operating working capital
Accounts receivable	$(128.9)	$(169.8)
Inventories	(96.5)	(187.1)
Other current assets	7.4	(10.0)
Accounts payable	(36.6)	20.6
Deferred revenue	161.3	39.5
Accrued expenses and other liabilities	27.5	(54.1)
Income taxes	30.3	(16.9)
Total changes in operating working capital	$(35.5)	$(377.8)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	375,801,857	$—	$2,597.5	$(1,215.4)	$35.6	$1,417.7
Net income (loss)	—	—	—	8.5	—	8.5
Exercise of employee stock options	89,566	—	1.0	—	—	1.0
Stock-based compensation	—	—	6.6	—	—	6.6
Employee 401K match with Vertiv stock	100,541	—	2.3	—	—	2.3
Other comprehensive income (loss), net of tax	—	—	—	—	18.0	18.0
Balance at March 31, 2022	375,991,964	$—	$2,607.4	$(1,206.9)	$53.6	$1,454.1
Net income (loss)	—	$—	$—	$20.3	$—	$20.3
Exercise of employee stock options	4,279	—	0.1	—	—	0.1
Stock-based compensation, net of withholding for tax(1)	563,597	—	2.9	—	—	2.9
Employee 401K match with Vertiv stock	161,333	—	2.2	—	—	2.2
Other comprehensive income (loss), net of tax	—	—	—	—	(127.9)	(127.9)
Balance at June 30, 2022	376,721,173	$—	$2,612.6	$(1,186.6)	$(74.3)	$1,351.7

Balance at December 31, 2022	377,368,837	$—	$2,630.7	$(1,142.6)	$(46.2)	$1,441.9
Net income (loss)	—	—	—	50.3	—	50.3
Exercise of employee stock options	246,653	—	2.2	—	—	2.2
Stock-based compensation, net of withholding for tax(2)	14,730	—	5.4	—	—	5.4
Employee 401K match with Vertiv stock	135,245	—	2.1	—	—	2.1
Exercise of warrants(3)	1,368,194	—	21.6	—	—	21.6
Other comprehensive income (loss), net of tax	—	—	—	—	27.3	27.3
Balance at March 31, 2023	379,133,659	$—	$2,662.0	$(1,092.3)	$(18.9)	$1,550.8
Net income (loss)	—	$—	$—	$83.2	$—	$83.2
Exercise of employee stock options	649,884	—	7.8	—	—	7.8
Stock-based compensation, net of withholding for tax(4)	365,055	—	4.4	—	—	4.4
Employee 401K match with Vertiv stock	217,041	—	2.8	—	—	2.8
Other comprehensive income (loss), net of tax	—	—	—	—	9.1	9.1
Balance at June 30, 2023	380,365,639	$—	$2,677.0	$(1,009.1)	$(9.8)	$1,658.1
(1)Net stock compensation activity includes 876,358 vested shares offset by 312,761 shares withheld for taxes valued at $4.3 and stock-based compensation of $7.2.
(2)Net stock compensation activity includes 14,730 shares withheld for taxes valued at $0.1 and stock-based compensation of $5.5.
(3)On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock.
(4)Net stock compensation activity includes 562,320 vested shares offset by 197,265 shares withheld for taxes valued at $2.4 and stock-based compensation of $6.8.

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
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates. Results for these interim periods are not necessarily indicative of results to be expected for the full year due to, among other reasons, the continued uncertainty of general economic conditions that have impacted, and may continue to impact, the Company's sales channels, supply chain, manufacturing operations, workforce, or other key aspects of the Company’s operations.
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
On April 18, 2023, the Company transitioned our interest rate swaps from LIBOR to the Secured Overnight Financing Rate ("SOFR") effective July 2, 2023. With respect to that certain Term Loan Credit Agreement, dated as of March 2, 2020 (as amended), by and among (i) Vertiv Group Corporation, as borrower, (ii) Vertiv Intermediate Holding II Corporation, (iii) the administrative agent and (iv) the lenders, relating to a term loan due in 2027 (the “Term Loan Credit Agreement”), on June 22, 2023, the Company amended the Term Loan Credit Agreement, pursuant to which the interest rate under the Term Loan Credit Agreement transitioned, effective July 1, 2023, from the LIBOR available for borrowings under the Term Loan Credit Agreement and related LIBOR-based mechanics to an interest rate based on the SOFR and related SOFR-based mechanics. The Company adopted ASU 2020-04 and elected to apply the optional expedient to consider the amended swap contracts as a continuation of the existing arrangements. The application of this ASU did not have a material impact on the Condensed Consolidated Financial Statements.

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
Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended June 30, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$636.0	$234.3	$250.9	$1,121.2
Services & spares	207.9	110.1	86.2	404.2
Integrated rack solutions	115.5	51.4	41.8	208.7
Total	$959.4	$395.8	$378.9	$1,734.1

Timing of revenue recognition:
Products and services transferred at a point in time	$739.3	$304.6	$249.4	$1,293.3
Products and services transferred over time	220.1	91.2	129.5	440.8
Total	$959.4	$395.8	$378.9	$1,734.1

	Three months ended June 30, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$368.9	$243.0	$234.8	$846.7
Services & spares	187.6	112.9	68.7	369.2
Integrated rack solutions	90.7	51.3	41.5	183.5
Total	$647.2	$407.2	$345.0	$1,399.4

Timing of revenue recognition:
Products and services transferred at a point in time	$452.4	$328.5	$247.7	$1,028.6
Products and services transferred over time	194.8	78.7	97.3	370.8
Total	$647.2	$407.2	$345.0	$1,399.4

	Six months ended June 30, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$1,197.4	$402.6	$475.9	$2,075.9
Services & spares	396.3	214.2	164.3	774.8
Integrated rack solutions	228.0	92.0	84.5	404.5
Total	$1,821.7	$708.8	$724.7	$3,255.2

Timing of revenue recognition:
Products and services transferred at a point in time	$1,391.4	$534.6	$505.7	$2,431.7
Products and services transferred over time	430.3	174.2	219.0	823.5
Total	$1,821.7	$708.8	$724.7	$3,255.2

	Six months ended June 30, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$663.2	$426.8	$421.6	$1,511.6
Services & spares	352.3	217.5	133.6	703.4
Integrated rack solutions	166.8	95.7	78.3	340.8
Total	$1,182.3	$740.0	$633.5	$2,555.8

Timing of revenue recognition:
Products and services transferred at a point in time	$830.5	$584.9	$452.7	$1,868.1
Products and services transferred over time	351.8	155.1	180.8	687.7
Total	$1,182.3	$740.0	$633.5	$2,555.8
The opening and closing balances of current and long-term contract assets and current and long-term deferred revenue as of June 30, 2023 and December 31, 2022 were as follows:

	Balances at June 30, 2023	Balances at December 31, 2022
Deferred revenue - current	$520.0	$358.7
Deferred revenue - noncurrent (1)	51.6	49.5
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $27.7, $14.2 and $9.7 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
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

Restructuring costs by business segment were as follows:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Americas	$0.3	$0.5	$1.2	$1.0
Asia Pacific	6.0	—	10.4	—
Europe, Middle East & Africa	0.1	0.3	3.6	0.7
Corporate	2.7	—	7.0	(0.1)
Total	$9.1	$0.8	$22.2	$1.6
The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Unaudited Condensed Consolidated Balance Sheets. The change in the current liability for the restructuring costs during the six months ended June 30, 2023 were as follows:

	December 31, 2022	Expense	Paid/Utilized	June 30, 2023
Severance and benefits	$15.3	$21.8	$(6.0)	$31.1
Plant closing and other	0.1	0.4	(0.4)	0.1
Total	$15.4	$22.2	$(6.4)	$31.2
The change in the current liability for the restructuring costs during the six months ended June 30, 2022 were as follows:

	December 31, 2021	Expense	Paid/Utilized	June 30, 2022
Severance and benefits	$33.8	$0.1	$(13.5)	$20.4
Plant closing and other	0.2	1.5	(1.5)	0.2
Total	$34.0	$1.6	$(15.0)	$20.6
(5) DEBT
Long-term debt, net, consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Term Loan due 2027 at 7.94% and 6.89% at June 30, 2023 and December 31, 2022, respectively	$2,128.9	$2,139.8
Senior Secured Notes due 2028 at 4.125% at both June 30, 2023 and December 31, 2022	850.0	850.0
ABL Revolving Credit Facility	—	235.0
Unamortized discount and issuance costs	(29.7)	(33.9)
	2,949.2	3,190.9
Less: Current Portion	(21.8)	(21.8)
Total long-term debt, net of current portion	$2,927.4	$3,169.1
Term Loan Amendment
On June 22, 2023, Citibank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) entered into an Amendment no. 2 to Term Loan Credit Agreement (the “Amendment”), which amends that certain Term Loan Credit Agreement. Refer to further information in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies”.
Pursuant to the Amendment, the interest rate under the Term Loan Credit Agreement transitioned, effective July 1, 2023, from the LIBOR available for borrowings under the credit agreement and related LIBOR-based mechanics to an interest rate based on the SOFR and related SOFR-based mechanics.
ABL Revolving Credit Facility
At June 30, 2023, Vertiv Group Corporation (a wholly-owned subsidiary of the Company), as Borrower, and certain subsidiaries of the Borrower as co-borrowers (the “Co-Borrowers”), had $550.5 of availability under the Asset Based Revolving Credit Facility (the “ABL Revolving Credit Facility”) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $17.4, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At June 30, 2023, there was no outstanding balance on the ABL Revolving Credit Facility. At December 31, 2022, there was a $235.0 balance on the ABL Revolving Credit Facility with a weighted-average borrowing rate of 5.85%.

(6) INCOME TAXES
The Company’s effective tax rate was 26.3%, 33.4%, 36.0% and 44.7% for the three and six months ended June 30, 2023 and 2022, respectively. The effective tax rate in the three and six months ended June 30, 2023 is primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances and reflect the negative impacts of non-deductible changes in the fair value of the warrant liabilities and changes in our indefinite reinvestment liability. The effective rate for the comparative three and six month period referenced above was primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances offset by the positive impact of non-taxable changes in fair value of the warrant liabilities.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of June 30, 2023, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(7) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
The Company purchased and sold goods in the ordinary course of business with affiliates of Platinum Equity Advisors, LLC. For the three and six months ended June 30, 2023 and 2022 purchases were $31.5, $62.6, $34.4, and $69.3, respectively. For the three and six months ended June 30, 2023 and 2022 sales were $47.2, $82.8, $30.3 and $61.5, respectively. Accounts payable were $1.3 and $3.8 as of June 30, 2023 and December 31, 2022, respectively. Accounts receivable were $39.6 and $33.3 as of June 30, 2023 and December 31, 2022, respectively.
Tax Receivable Agreement
In 2021, the Company and an affiliate of Platinum Equity Advisors (the "Vertiv Stockholder") agreed to amend and supplement the tax receivable agreement entered into by the Company and the Vertiv Stockholder on February 7, 2020, (the “Tax Receivable Agreement”) to replace the Company’s remaining payment obligations under the Tax Receivable Agreement with an obligation to pay $100.0 in cash in two equal installments. The first installment payment was scheduled to be on or before June 15, 2022 and the second payment was scheduled to be due on or before September 15, 2022. On June 15, 2022, the Company and the Vertiv Stockholder agreed to further amend the payment schedule under the Tax Receivable Agreement into three installment payments, wherein the first installment payment of $12.5 became due and was paid on June 15, 2022, the second installment of $12.5 became due and was paid on September 15, 2022, and the third installment of $75.0 became due and was paid on November 30, 2022. The Tax Receivable Agreement terminated on November 30, 2022 upon receipt of final payment.
(8) OTHER FINANCIAL INFORMATION

	June 30, 2023	December 31, 2022
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$274.9	$260.6
Restricted cash included in other current assets	5.3	12.6
Total cash, cash equivalents, and restricted cash	$280.2	$273.2

	June 30, 2023	December 31, 2022
Inventories
Finished products	$297.7	$276.5
Raw materials	452.3	377.2
Work in process	170.2	168.3
Total inventories	$920.2	$822.0

	June 30, 2023	December 31, 2022
Property, plant and equipment, net
Machinery and equipment	$431.6	$405.4
Buildings	327.3	312.4
Land	41.1	41.0
Construction in progress	42.9	41.5
Property, plant and equipment, at cost	842.9	800.3
Less: Accumulated depreciation	(339.6)	(310.9)
Property, plant and equipment, net	$503.3	$489.4

	June 30, 2023	December 31, 2022
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$129.1	$132.6
Restructuring (see Note 4)	31.2	15.4
Operating lease liabilities	43.3	45.2
Product warranty	23.9	25.6
Other	310.9	294.9
Total	$538.4	$513.7

	Six months ended June 30, 2023	Six months ended June 30, 2022
Change in product warranty accrual
Balance at the beginning of the period	$25.6	$30.0
Provision charge to expense	11.1	5.8
Paid/utilized	(12.8)	(9.5)
Balance at the end of the period	$23.9	$26.3
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

Recurring fair value measurements
A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used are as follows:

		As of June 30, 2023
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$41.4	$—	$41.4	$—
Interest rate swaps	Other noncurrent assets	65.4	—	65.4	—
Total assets		$106.8	$—	$106.8	$—

Liabilities:
Private warrants	Warrant liabilities	$78.9	$—	$78.9	$—
Total liabilities		$78.9	$—	$78.9	$—

		As of December 31, 2022
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.9	$—	$36.9	$—
Interest rate swaps	Other noncurrent assets	73.3	—	73.3	—
Total assets		$110.2	$—	$110.2	$—

Liabilities:
Private warrants	Warrant liabilities	$58.7	$—	$58.7	$—
Total liabilities		$58.7	$—	$58.7	$—
Interest rate swaps — From time to time the Company may enter into derivative financial instruments designed to hedge the variability in interest expense on floating rate debt. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument.
The Company uses interest rate swaps to manage the interest rate mix of the Company’s total debt portfolio and related overall cost of borrowing. At June 30, 2023 and December 31, 2022, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. During the three and six months ended June 30, 2023 and 2022, the Company recognized $9.5, $17.6, $(1.7), and $(4.3), respectively, within “Interest expense, net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss). At June 30, 2023, the Company expects that approximately $41.4 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
The interest rate swaps are valued using the SOFR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions. The fair values of the Company’s interest rate swaps are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. On April 18, 2023, the Company transitioned its interest rate swaps from LIBOR to SOFR effective July 2, 2023. As mentioned previously, the Company transitioned its Term Loan due 2027 to SOFR effective July 1, 2023.

Private warrants — The fair value of the private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. For the six months ended June 30, 2023, the Company recognized a gain of $7.7 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the exercise of these private warrants. The Company recognized a loss of $46.0 and $49.5, respectively, for the three and six months ended June 30, 2023 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the remaining 5,266,667 outstanding private warrants. The Company recognized a gain of $38.9 and $133.8, respectively, for the three and six months ended June 30, 2022 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the 10,533,333 then outstanding private warrants.
The significant assumptions which the Company used in the model are:

Warrant valuation inputs	June 30, 2023	December 31, 2022
Stock price	$24.77	$13.66
Strike price	$11.50	$11.50
Remaining life	1.61	2.10
Volatility	64.0%	56.0%
Interest rate (1)	3.97%	4.39%
Dividend yield (2)	0.04%	0.07%
(1)    Interest rate determined from a constant maturity treasury yield.
(2)    June 30, 2023 and December 31, 2022 dividend yield assumes $0.01 per share per annum.
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $9.5 and $21.1 for the three and six months ended June 30, 2023, respectively, and are included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). The net impact of translation adjustments from these hedges was $6.8 for both the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, $298.3 and $233.6, respectively, of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,124.9	$2,128.9	$2,062.4	$2,139.8
Senior Secured Notes due 2028	767.3	850.0	726.1	850.0
ABL Revolving Credit Facility due 2025	—	—	235.0	235.0
(1)See “Note 5 — Debt” for additional information.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Foreign currency translation, beginning	$(115.6)	$3.5	$(157.0)	$39.8
Other comprehensive income (loss)	(1.4)	(149.9)	40.0	(186.2)
Foreign currency translation, ending	(117.0)	(146.4)	(117.0)	(146.4)
Interest rate swaps, beginning	96.3	62.9	110.2	8.7
Unrealized gain (loss) deferred during the period (1)	10.6	22.0	(3.3)	76.2
Interest rate swaps, ending	106.9	84.9	106.9	84.9
Pension, beginning	0.4	(12.8)	0.6	(12.9)
Actuarial gain (losses) recognized during the period, net of income taxes	(0.1)	—	(0.3)	0.1
Pension, ending	0.3	(12.8)	0.3	(12.8)
Accumulated other comprehensive income (loss)	$(9.8)	$(74.3)	$(9.8)	$(74.3)
(1)During the three and six months ended June 30, 2023 and 2022, $9.5, $17.6, $(1.7) and $(4.3), respectively, was reclassified into earnings.

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

Reportable Segments

Sales	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Americas	$968.3	$654.3	$1,840.3	$1,203.3
Asia Pacific	412.8	436.6	749.0	790.4
Europe, Middle East & Africa	439.9	397.6	812.6	715.6
	1,821.0	1,488.5	3,401.9	2,709.3
Eliminations	(86.9)	(89.1)	(146.7)	(153.5)
Total	$1,734.1	$1,399.4	$3,255.2	$2,555.8

Intersegment sales (1)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Americas	$8.9	$7.1	$18.6	$21.0
Asia Pacific	17.0	29.4	40.2	50.4
Europe, Middle East & Africa	61.0	52.6	87.9	82.1
Total	$86.9	$89.1	$146.7	$153.5
(1)Intersegment selling prices approximate market prices.

Operating profit (loss)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Americas	$239.8	$82.5	$430.4	$140.4
Asia Pacific	62.6	68.5	101.7	110.0
Europe, Middle East & Africa	100.6	61.8	165.5	95.0
Total reportable segments	403.0	212.8	697.6	345.4
Foreign currency gain (loss)	(7.5)	(2.9)	(10.6)	(1.6)
Corporate and other	(144.3)	(127.9)	(260.3)	(249.3)
Total corporate, other and eliminations	(151.8)	(130.8)	(270.9)	(250.9)
Amortization of intangibles	(45.4)	(55.8)	(90.6)	(113.5)
Operating profit (loss)	$205.8	$26.2	$336.1	$(19.0)

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
The details of the earnings per share calculations for the three and six months ended June 30, 2023 and 2022 are as follows:

(In millions, except share and per share amounts)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Basic earnings (loss) per share computation:
Net income (loss)	$83.2	$20.3	$133.5	$28.8
Weighted-average number of shares outstanding - basic	379,938,365	376,594,660	379,039,072	376,285,196
Basic earnings per share	$0.22	$0.05	$0.35	$0.08

Diluted earnings (loss) per share computation:
Net income (loss)	83.2	$20.3	$133.5	$28.8
Gain on fair value of warrant liabilities	—	—	—	(133.8)
Net income (loss) adjusted for the gain on fair value of warrant liabilities	$83.2	$20.3	$133.5	$(105.0)

Weighted-average number of shares outstanding - basic	379,938,365	376,594,660	379,039,072	376,285,196
Dilutive effect of private warrants	—	—	—	2,208,018
Dilutive effect of equity-based compensation	2,412,845	663,194	2,077,117	—
Weighted-average number of shares outstanding - diluted	382,351,210	377,257,854	381,116,189	378,493,214
Diluted earnings (loss) per share	$0.22	$0.05	$0.35	$(0.28)
The dilutive effect of equity-based compensation awards was 2.4 million and 2.1 million shares, respectively, during the three and six months ended June 30, 2023. Additional equity-based compensation awards and warrants were also outstanding during the three and six months ended June 30, 2023, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards and warrants represent 8.3 million and 1.7 million shares for the three months ended June 30, 2023, respectively, and 8.3 million and 1.8 million shares for the six months ended June 30, 2023, respectively.
The dilutive effect of equity-based compensation awards was 0.7 million shares during the three months ended June 30, 2022. The dilutive effect of private warrants was 2.2 million shares during the six months ended June 30, 2022. Additional equity-based compensation awards and warrants were also outstanding during the three and six months ended June 30, 2022, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards represent 20.3 million and 7.8 million shares for the three and six months ended June 30, 2022, respectively.

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

On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. On December 31, 2021, the parties entered into a settlement agreement on ordinary and customary terms, settling all of the disputes between them. As of June 30, 2023 and December 31, 2022 the settlement was recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheet. The settlement is anticipated to be paid in the third quarter of 2023.
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
On June 9, 2023, two Vertiv shareholders, Matthew Sullivan and Jose Karlo Ocampo Avenido, brought a derivative lawsuit, Sullivan v. Johnson, et al., C.A. No. 2023-0608, against Vertiv (as nominal defendant only) and certain of the Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. The complaint alleges that certain of the named directors and officers caused the Company to issue materially false and/or misleading public statements with respect to inflationary and supply chain pressures and pricing issues, and that the Company suffered damages as a result.
Defendants believe they have meritorious defenses against the plaintiffs' claims in these lawsuits, which are at the preliminary stages, but the Company is unable at this time to predict the outcome of these disputes or the amount of any cost associated with their resolution.
At June 30, 2023, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•Supply Chain Constraints and Cost Increases: In the first half of 2023, we saw pockets of inflation in key areas, such as materials, and we anticipate that this trend will continue for the balance of 2023. Despite continued strong market demand, we expect that certain supply chain challenges and inflationary pressures will continue throughout 2023. However, at this time, the need for spot buys at increased costs and premium freight to meet customer commitments has been greatly reduced compared to the second half of 2022. Logistical challenges which previously hampered deliveries and pressured the top and bottom line have abated. We continue to take actions to improve our ability to forecast inflationary headwinds and reflect anticipated cost increases in our prices and will continue to take actions to address shortages and inflationary pressures. We anticipate continued pricing realization in 2023 as a result of the pricing actions that we previously implemented, and which we will continue to implement in 2023.
•Inventory Build: During the past year, we saw an increase in inventory build in order to support upcoming customer demand and large projects in addition to working through our significant backlog. We have launched several working capital initiatives and as a result expect to optimize our inventory levels in 2023.
•Order Normalization: Recent supply chain constraints have had a direct impact on lead-times and ordering behavior. During the first half of 2023 we have observed certain improvements in the overall supply chain environment and customer orders have started to normalize as a result of improved lead times. We expect to see continued order normalization to better align with our current customer demands throughout the remainder of 2023.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022

(Dollars in millions)	Three months ended June 30, 2023	Three months ended June 30, 2022	$ Change	% Change
Net sales	$1,734.1	$1,399.4	$334.7	23.9%
Cost of sales	1,140.1	1,027.9	112.2	10.9
Gross profit	594.0	371.5	222.5	59.9
Selling, general and administrative expenses	327.6	287.6	40.0	13.9
Amortization of intangibles	45.4	55.8	(10.4)	(18.6)
Restructuring costs	9.1	0.8	8.3	1,037.5
Foreign currency (gain) loss, net	7.5	2.9	4.6	158.6
Other operating expense (income)	(1.4)	(1.8)	0.4	(22.2)
Operating profit (loss)	205.8	26.2	179.6	685.5
Interest expense, net	46.9	33.4	13.5	40.4
Change in fair value of warrant liabilities	46.0	(38.9)	84.9	(218.3)
Income tax expense	29.7	11.4	18.3	160.5
Net income (loss)	$83.2	$20.3	$62.9	309.9%
Net Sales
Net sales were $1,734.1 in the second quarter of 2023, an increase of $334.7, or 23.9%, compared with $1,399.4 in the second quarter of 2022. The increase in sales was primarily driven by higher sales volumes and price realization of $125.0 compared to the prior year, partially offset by the negative impacts from foreign currency of $17.8. By product offering, critical infrastructure & solutions sales increased $274.5 including the negative impacts from foreign currency of $10.0. Services & spares sales increased $35.0 including the negative impacts from foreign currency of $5.0. Integrated rack solutions sales increased $25.2 including the negative impacts from foreign currency of $2.8.
Excluding intercompany sales, net sales were $959.4 in the Americas, $395.8 in Asia Pacific and $378.9 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $1,140.1 in the second quarter of 2023, an increase of $112.2, or 10.9% compared to the second quarter of 2022. The increase in cost of sales was primarily driven by the impact of higher volumes. Gross profit was $594.0 in the second quarter of 2023, or 34.3% of sales, compared to $371.5, or 26.5% of sales in the second quarter of 2022. The margin expansion in the second quarter of 2023 was driven by price realization which more than offset the inflation for the period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $327.6 in the second quarter of 2023, an increase of $40.0 compared to the second quarter of 2022. SG&A as a percentage of sales were 18.9% in the second quarter of 2023 compared with 20.6% in the second quarter of 2022. The increase in SG&A was primarily driven by $19.4 of higher compensation costs due to increased bonus and long-term incentive costs and $16.3 of higher commissions as a result of increased sales volume.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). These remaining operating expenses were $60.6 for the second quarter of 2023, which was a $2.9 increase from the second quarter of 2022. The increase was primarily due to a $8.3 increase in foreign currency loss and a $4.6 increase in restructuring costs, offset by a decrease in amortization of intangibles of $10.4 associated with the acquisition of E&I on November 1, 2021.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of our predecessor GS Acquisition Holdings Corp ("Private Placement Warrants"). The change in fair value of the outstanding warrants during the second quarter of 2023 and 2022 resulted in a loss of $46.0 and a gain of $38.9, respectively. The change in fair value of warrants is the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments. As of June 30, 2023 and 2022, there were 5,266,667 and 10,533,333 of Private Placement Warrants outstanding, respectively.
Interest Expense
Interest expense, net, was $46.9 in the second quarter of 2023 compared to $33.4 in the second quarter of 2022. The $13.5 increase is primarily driven by a $22.9 increase related to the Term Loan due 2027 and a $3.0 increase related to the ABL Revolving Credit Facility borrowings during the quarter, partially offset by a $11.2 decrease due to net settlement payments on our interest rate swaps as described in “Note 9 — Financial Instruments and Risk Management” to the Unaudited Condensed Consolidated Financial Statements. As interest rates increase, our interest expense will increase although the effect will be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $29.7 in the second quarter of 2023 compared to $11.4 in the second quarter of 2022. The $18.3 increase is primarily due to the change in mix of income in the countries in which we operate and increased business performance. The effective rate in the second quarter of 2023 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities. For the second quarter of 2022, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of valuation allowances, and reflects the positive impact of non-taxable changes in fair value of the warrant liabilities.
Business Segments
The following is detail of business segment results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended June 30, 2023	Three months ended June 30, 2022	$ Change	% Change
Net sales	$959.4	$647.2	$312.2	48.2%
Operating profit (loss)	239.8	82.5	157.3	190.7
Margin	25.0%	12.7%
Americas net sales of $959.4 in the second quarter of 2023 increased $312.2, or 48.2%, from the second quarter of 2022. The increase in sales was primarily driven by higher sales volume than prior year and price realization. By product offering, net sales increased in critical infrastructure & solutions by $267.1 driven primarily by strong growth in Thermal, integrated rack solutions increased $24.8, and service & spares increased by $20.3 due to improved customer site availability. Americas net sales were positive impacted by foreign currency of approximately $1.2.
Operating profit (loss) in the second quarter of 2023 was $239.8, an increase of $157.3 compared with the second quarter of 2022. Margin increased primarily due to higher sales volumes and pricing actions exceeding inflationary costs.

Asia Pacific

(Dollars in millions)	Three months ended June 30, 2023	Three months ended June 30, 2022	$ Change	% Change
Net sales	$395.8	$407.2	$(11.4)	(2.8)%
Operating profit (loss)	62.6	68.5	(5.9)	(8.6)
Margin	15.8%	16.8%
Asia Pacific net sales of $395.8 in the second quarter of 2023 decreased $11.4, or 2.8% from the second quarter of 2022. Sales decreases were primarily driven by the negative impact of foreign currency of approximately $20.6 which were partially offset by stronger sales in India. By product offering, net sales decreased in critical infrastructure & solutions by $8.7, service & spares by $2.8, offset by an increase of $0.1 in integrated rack solutions.
Operating profit (loss) in the second quarter of 2023 was $62.6, a decrease of $5.9 compared with the second quarter of 2022 mainly driven by the negative impact of foreign currency partially offset by improved price realization.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended June 30, 2023	Three months ended June 30, 2022	$ Change	% Change
Net sales	$378.9	$345.0	$33.9	9.8%
Operating profit (loss)	100.6	61.8	38.8	62.8
Margin	26.6%	17.9%
Europe, Middle East & Africa net sales of $378.9 in the second quarter of 2023, increased $33.9, or 9.8% from the second quarter of 2022. Sales increases were primarily due to higher selling prices and increased volume. By product offering, net sales increased by $17.5 in service & spares, $16.1 in critical infrastructure & solutions, and $0.3 in integrated rack solutions. Europe, Middle East & Africa net sales were positively impacted by foreign currency of approximately $1.6.
Operating profit (loss) in the second quarter of 2023 was $100.6, an increase of $38.8 compared with the second quarter of 2022. Margin increased primarily due to price realization more than offsetting inflationary pressure in addition to volume leverage.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $151.8 and $130.8 in the second quarter of 2023 and 2022, respectively. Corporate and other costs increased $21.0 compared to the second quarter of 2022 primarily due to higher compensation costs primarily due to increased bonus and long-term incentive costs of $8.2, foreign currency loss of $4.6, and restructuring charges of $2.7.

Comparison of the Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022

(Dollars in millions)	Six months ended June 30, 2023	Six months ended June 30, 2022	$ Change	% Change
Net sales	$3,255.2	$2,555.8	$699.4	27.4%
Cost of sales	2,165.7	1,880.7	285.0	15.2
Gross profit	1,089.5	675.1	414.4	61.4
Selling, general and administrative expenses	636.3	579.8	56.5	9.7
Amortization of intangibles	90.6	113.5	(22.9)	(20.2)
Restructuring costs	22.2	1.6	20.6	1,287.5
Foreign currency (gain) loss, net	10.6	1.6	9.0	562.5
Other operating expense (income)	(6.3)	(2.4)	(3.9)	162.5
Operating profit (loss)	336.1	(19.0)	355.1	(1,868.9)
Interest expense, net	93.7	62.7	31.0	49.4
Change in fair value of warrant liabilities	41.8	(133.8)	175.6	(131.2)
Income tax expense	67.1	23.3	43.8	188.0
Net income (loss)	$133.5	$28.8	$104.7	363.5%
Net Sales
Net sales were $3,255.2 in the first six months of 2023, an increase of $699.4, or 27.4%, compared with $2,555.8 in the first six months of 2022. The increase in sales was primarily driven by higher sales volumes, price realization of approximately $230.0 compared to the prior year, partially offset by the negative impacts from foreign currency of $60.5. By product offering, critical infrastructure & solutions sales increased $564.3, which included negative impacts from foreign currency of $30.1. Services & spares sales increased $71.4, which included negative impacts from foreign currency of $26.3. Integrated rack solutions sales increased $63.7, which included the negative impacts from foreign currency of $4.1.
Excluding intercompany sales, net sales were $1,821.7 in the Americas, $708.8 in Asia Pacific and $724.7 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the “Business Segments” section below.
Cost of Sales
Cost of sales were $2,165.7 in the first six months of 2023, an increase of $285.0, or 15.2% compared to the first six months of 2022. The increase in cost of sales was primarily driven by the impact of higher volumes and increased commodity and logistic costs. Gross profit was $1,089.5 in the first six months of 2023, or 33.5% of sales, compared to $675.1, or 26.4% of sales, in the first six months of 2022. Margin increased primarily due to higher sales volumes and pricing actions exceeding inflationary costs.
Selling, General and Administrative Expenses
Selling, General and Administrative ("SG&A) expenses were $636.3 in the first six months of 2023, an increase of $56.5 compared to the first six months of 2022. SG&A as a percentage of sales was 19.5% for the six months ended June 30, 2023 compared with 22.7% in the six months ended June 30, 2022. The increase in SG&A was primarily driven by $34.6 of higher sales commissions as a result of increased order volume, and $13.3 higher compensation costs due to increased bonus, long-term incentive, and one-time employee separation costs.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). These remaining other expenses were $117.1 for the first six months of 2023, which was a $2.8 an increase from the first six months of 2022. The increase was primarily due to a $20.6 increase in restructuring costs, a $9.0 increase in foreign currency loss, and offset by decreased amortization of intangibles of $22.9.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of our predecessor, GS Acquisition Holdings Corp. The change in fair value of the outstanding warrant liability during the first six months of 2023 and 2022 resulted in a loss of $41.8 and a gain of $133.8, respectively. The change in fair value of stock warrants was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exercise of 5,266,666 of the Private Placement Warrants in February 2023 by GS Sponsor LLC. As of June 30, 2023 and 2022, there were 5,266,667 and 10,533,333 Private Placement Warrants that remained outstanding, respectively.
Interest Expense
Interest expense, net, was $93.7 in the first six months of 2023 compared to $62.7 in the first six months of 2022. The $31.0 increase reflects a $46.3 increase due to the Term Loan due 2027 and a $7.4 increase due to borrowings in 2023 on the ABL Revolving Credit Facility, due 2025, partially offset by a $21.9 decrease due to net settlement payments on our interest rate swaps as described in “Note 9 — Financial Instruments and Risk Management” to the Unaudited Condensed Consolidated Financial Statements. To the extent interest rates continue to increase, our interest expense will increase as well, although we expect the effect of such increase will be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $67.1 in the first six months of 2023 compared to $23.3 in the first six months of 2022. The $43.8 increase is primarily due to the change in mix of income in the countries in which we operate and increased business performance. The effective rate in the first six months of 2023 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and the negative impacts of non-deductible changes in fair value of the warrant liabilities and changes in our indefinite reinvestment liability. In the first six months of 2022, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, which is offset by non-taxable changes in fair value of the warrant liabilities.
Business Segments
The following is detail of business segment results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Six months ended June 30, 2023	Six months ended June 30, 2022	$ Change	% Change
Net sales	$1,821.7	$1,182.3	$639.4	54.1%
Operating profit (loss)	430.4	140.4	290.0	206.6
Margin	23.6%	11.9%
Americas net sales of $1,821.7 in the first six months of 2023 increased $639.4, or 54.1% from the first six months of 2022. The increase in sales was primarily driven by higher sales volumes and price realization compared to prior year. By product offering, net sales increased in critical infrastructure & solutions by $534.2, integrated rack solutions increased by $61.2, and service & spares increased by $44.0 due to improved customer site availability. Americas net sales were negatively impacted by foreign currency of approximately $0.1.
Operating profit (loss) in the first six months of 2023 was $430.4, an increase of $290.0 compared with the first six months of 2022. Margin increased primarily due to higher sales volumes and pricing actions exceeding inflationary costs.

Asia Pacific

(Dollars in millions)	Six months ended June 30, 2023	Six months ended June 30, 2022	$ Change	% Change
Net sales	$708.8	$740.0	$(31.2)	(4.2)%
Operating profit (loss)	101.7	110.0	(8.3)	(7.5)
Margin	14.3%	14.9%
Asia Pacific net sales were $708.8 in the first six months of 2023, a decrease of $31.2, or 4.2% from the first six months of 2022. Sales decreases were primarily driven by the negative impact of foreign currency of approximately $43.2 which were partially offset by the impact of stronger sales in India. By product offering, net sales weakened in critical infrastructure & solutions by $24.2, in integrated rack solutions by $3.7, and in service & spares by $3.3.
Operating profit (loss) in the first six months of 2023 was $101.7, a decrease of $8.3 compared with the first six months of 2022 mainly driven by the negative impact of foreign currency, and partially offset by improved price realization.
Europe, Middle East & Africa

(Dollars in millions)	Six months ended June 30, 2023	Six months ended June 30, 2022	$ Change	% Change
Net sales	$724.7	$633.5	$91.2	14.4%
Operating profit (loss)	165.5	95.0	70.5	74.2
Margin	22.8%	15.0%
Europe, Middle East & Africa net sales were $724.7 in the first six months of 2023, an increase of $91.2, or 14.4% from the first six months of 2022. Sales increases were evenly driven by higher selling prices and increased volume. By product offering, net sales improved across all offerings, including $54.3 in critical infrastructure & solutions, $30.7 in service & spares, and $6.2 in integrated rack solutions. Additionally, Europe, Middle East & Africa net sales were negatively impacted by foreign currency of approximately $17.2.
Operating profit (loss) in the first six months of 2023 was $165.5, an increase of $70.5 compared with the first six months of 2022. Margin improved primarily due to price realization more than offsetting inflationary pressure in addition to volume leverage.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $270.9 and $250.9 in the first six months of 2023 and 2022, respectively. Corporate and other costs increased $20.0 compared to the second quarter of 2022 primarily due to increased foreign currency loss of $9.0, higher compensation costs primarily due to bonus and long-term incentive costs of $8.5, restructuring charges of $7.1, and partially offset by professional service fees.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $56.1 during the first six months of 2023. We expect to have capital expenditures (including capitalized software) of approximately $150 for the full year 2023.
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
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes, due 2028, with an outstanding principal amount of $850.0 as of June 30, 2023 (the “Notes”), the Term Loan due 2027, with an outstanding principal amount of $2,128.9, as of June 30, 2023 (the “Term Loan”), and the ABL Revolving Credit Facility, due 2025, providing up to $570.0 of revolving borrowings, and for which none was outstanding as of June 30, 2023 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). See “Note 5 — Debt” of the Unaudited Condensed Consolidated Financial Statements for more detailed discussion of the material terms of the Notes and the Senior Secured Credit Facilities.
At June 30, 2023, we had $274.9 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. Our ABL Revolving Credit Facility provides for up to $570.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $30.0. At June 30, 2023, Vertiv had $550.5 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $17.4, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
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

Summary Statement of Cash Flows
Six Months Ended June 30, 2023 and 2022

(Dollars in millions)	2023	2022	$ Change	% Change
Net cash provided by (used for) operating activities	$295.6	$(337.9)	$633.5	(187.5)%
Net cash used for investing activities	(43.7)	(49.9)	6.2	12.4
Net cash provided by (used for) financing activities	(243.9)	153.5	(397.4)	(258.9)
Capital expenditures	(53.6)	(38.2)	(15.4)	(40.3)
Investments in capitalized software	(2.5)	(6.7)	4.2	62.7
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $295.6 in the first six months of 2023, a $633.5 increase in cash generation compared to the first six months of 2022. Net income from operations of $133.5 included $194.3 of net non-cash expense items, consisting of depreciation and amortization of $133.9, a loss on the change in fair value of warrant liabilities of $41.8, non-cash stock-based compensation expense of $12.3, amortization of debt discount and issuance costs of $4.7, and deferred taxes of $1.6. Trade working capital used $35.5 in the first six months of 2023 in comparison to $377.8 in the first six months of 2022, primarily as a result of trade working capital initiatives.
Net Cash used for Investing Activities
Net cash used for investing activities was $43.7 in the first six months of 2023 compared to net cash used for investing activities of $49.9 in the first six months of 2022. The lower use of cash over the comparable period was primarily driven by increased capital expenditures of $15.4, partially offset by increased proceeds from the disposition of property, plant and equipment of $12.4, and a decrease in investments of capitalized software of $4.2.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $243.9 in the first six months of 2023 compared to $153.5 provided by financing activities in the first six months of 2022. The change was primarily the result of the year over year net repayments of $427.9 on the ABL Revolving Credit Facility, and $5.5 increase of repayments on the Term Loan in the first six months of 2023, partially offset by the decrease of $12.8 payment of contingent consideration, $12.5 of payment under the Tax Receivable Agreement and $10.7 increase in net cash received associated with equity-based compensation activity.
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, the Company is not a party to any material, pending legal proceedings or claims at June 30, 2023. From time-to-time, the Company may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of the Company’s business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines that it has meritorious defenses to the claims asserted, the Company vigorously defends itself. The Company considers settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.
On May 3, 2022, a putative securities class action, In re Vertiv Holdings Co Securities Litigation, 22-cv-3572 (the “Securities Litigation”), was filed against Vertiv, certain of the Company’s officers and directors, and other defendants in the Southern District of New York. Plaintiffs filed an amended complaint on September 16, 2022. The amended complaint alleges that certain of the Company’s public statements were materially false and/or misleading with respect to inflationary and supply chain pressures and pricing issues, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. These claims are asserted on behalf of a putative class of all persons and entities that (i) purchased Vertiv securities between February 24, 2021 and February 22, 2022; and/or (ii) purchased Vertiv securities in or traceable to the November 4, 2021 secondary public offering by a selling stockholder pursuant to a resale registration statement.
On June 9, 2023, two Vertiv shareholders, Matthew Sullivan and Jose Karlo Ocampo Avenido, brought a derivative lawsuit, Sullivan v. Johnson, et al., C.A. No. 2023-0608 (the “Derivative Lawsuit”), against Vertiv (as nominal defendant only) and certain of the Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. Similar to the Securities Litigation, the complaint alleges that certain of the named directors and officers caused the Company to issue materially false and/or misleading public statements with respect to inflationary and supply chain pressures and pricing issues, and that the Company suffered damages as a result.
Defendants believe they have meritorious defenses against the plaintiffs' claims in the Securities Litigation and the Derivative Lawsuit, which are at the preliminary stages, but the Company is unable at this time to predict the outcome of these disputes or the amount of any cost associated with their resolution.
On April 3, 2023, the Company filed a petition under the caption In re Vertiv Holdings Co, C.A. No. 2023-0390-LWW in the Delaware Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”), which permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts due to developments regarding potential interpretations of the DGCL stemming from the Court’s recent decision in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022). The Garfield decision held that a SPAC with a charter similar to the Company’s charter has classes of common stock, instead of series of common stock, and therefore was required to hold separate votes for each class in order to expand the number of outstanding shares issued in connection with going public by merger with a special purpose acquisition company. On April 24, 2023, the Court of Chancery granted our petition, validating and declaring effective (i) our Second Amended and Restated Certificate of Incorporation and (ii) the shares issued in reliance thereon, each as of the date and time of the original issuance of such shares in connection with our business combination with GS Acquisition Holdings Corp in February 2020 through which we became a publicly-traded company (the “Business Combination”).
The Company continues to believe that, notwithstanding the relief the Delaware Court of Chancery granted to the Company under Section 205, its circumstances are distinct from those applicable in the Garfield decision, and that a separate vote of the holders of the Company’s then outstanding Class A and Class B common stock was not required in connection with the Business Combination. However, the Company elected to file the petition as a precautionary measure to avoid any future challenges associated with the Garfield decision.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
The Company's risk factors, as of June 30, 2023, have not materially changed from those described in Part 1, Item 1A of our 2022 Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A) Recent Sales of Unregistered Securities
None.
B) Use of Proceeds from our Initial Public Offering of Common Stock
Not applicable.
C) Repurchases of Shares or of Company Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Vertiv Annual Incentive Plan
10.2
Amendment No. 2 to Term Loan Credit Agreement, dated as of June 23, 2023, by and among Vertiv Intermediate Holding II Corporation as Holdings, Vertiv Group Corporation, as borrower, the several banks and other financial institutions or entities from time to time party thereto, Citibank, N.A., as administrative agent and the other persons party thereto, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 23, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Petition filed by Vertiv Holdings Co. in the Delaware Court of Chancery on April 3, 2023, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the SEC on April 14, 2023.
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2023	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer