Form 10-Q
period 2023-09-30
Vertiv Holdings Co
filed 2023-10-27
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2023

or

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
Yes ☐ No ☒
As of October 23, 2023, there were 381,441,500 shares of the Company’s Class A common stock, par value $0.0001, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net sales
Net sales - products	$1,381.3	$1,135.4	$3,928.2	$3,039.8
Net sales - services	361.3	345.7	1,069.6	997.1
Net sales	1,742.6	1,481.1	4,997.8	4,036.9
Costs and expenses
Cost of sales - products	894.2	838.5	2,626.6	2,301.7
Cost of sales - services	220.8	213.3	654.1	630.8
Cost of sales	1,115.0	1,051.8	3,280.7	2,932.5
Operating expenses
Selling, general and administrative expenses	327.2	295.2	963.5	875.0
Amortization of intangibles	45.5	54.2	136.1	167.7
Restructuring costs	1.3	(1.5)	23.5	0.1
Foreign currency (gain) loss, net	2.7	0.2	13.3	1.8
Other operating expense (income)	—	1.2	(6.3)	(1.2)
Operating profit (loss)	250.9	80.0	587.0	61.0
Interest expense, net	43.5	38.8	137.2	101.5
Change in fair value of warrant liabilities	61.6	9.8	103.4	(124.0)
Income (loss) before income taxes	145.8	31.4	346.4	83.5
Income tax expense	51.7	10.2	118.8	33.5
Net income (loss)	$94.1	$21.2	$227.6	$50.0

Earnings (loss) per share:
Basic	$0.25	$0.06	$0.60	$0.13
Diluted	$0.24	$0.06	$0.59	$(0.20)
Weighted-average shares outstanding:
Basic	380,899,419	377,016,981	379,666,002	376,531,805
Diluted	388,240,664	377,444,002	383,832,268	378,038,809

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net income (loss)	$94.1	$21.2	$227.6	$50.0
Other comprehensive income (loss), net of tax:
Foreign currency translation	(63.5)	(146.1)	(23.5)	(332.3)
Interest rate swaps	4.1	30.9	0.8	107.1
Pension	(0.2)	0.1	(0.5)	0.2
Other comprehensive income (loss), net of tax	(59.6)	(115.1)	(23.2)	(225.0)
Comprehensive income (loss)	$34.5	$(93.9)	$204.4	$(175.0)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$500.0	$260.6
Accounts receivable, less allowances of $26.6 and $18.4, respectively	2,020.7	1,888.8
Inventories	921.7	822.0
Other current assets	178.6	187.3
Total current assets	3,621.0	3,158.7
Property, plant and equipment, net	508.6	489.4
Other assets:
Goodwill	1,284.3	1,284.7
Other intangible assets, net	1,674.1	1,816.1
Deferred income taxes	46.7	46.4
Right-of-use assets, net	157.1	166.4
Other	122.5	134.0
Total other assets	3,284.7	3,447.6
Total assets	$7,414.3	$7,095.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$21.8
Accounts payable	931.9	984.0
Deferred revenue	543.3	358.7
Accrued expenses and other liabilities	555.4	513.7
Income taxes	49.1	19.7
Total current liabilities	2,101.5	1,897.9
Long-term debt, net	2,923.1	3,169.1
Deferred income taxes	177.8	176.5
Warrant liabilities	140.5	58.7
Long-term lease liabilities	125.9	132.0
Other long-term liabilities	231.6	219.6
Total liabilities	5,700.4	5,653.8
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 381,349,156 and 377,368,837 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,698.3	2,630.7
Accumulated deficit	(915.0)	(1,142.6)
Accumulated other comprehensive income (loss)	(69.4)	(46.2)
Total equity	1,713.9	1,441.9
Total liabilities and equity	$7,414.3	$7,095.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash flows from operating activities:
Net income (loss)	$227.6	$50.0
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	54.6	53.3
Amortization	147.5	178.6
Deferred income taxes	(0.7)	(22.0)
Amortization of debt discount and issuance costs	6.3	7.4
Change in fair value of warrant liabilities	103.4	(124.0)
Changes in operating working capital	(17.8)	(448.0)
Stock-based compensation	18.8	20.1
Payment of contingent consideration	—	(8.7)
Other	4.6	(40.2)
Net cash provided by (used for) operating activities	544.3	(333.5)
Cash flows from investing activities:
Capital expenditures	(80.1)	(61.7)
Investments in capitalized software	(3.4)	(8.0)
Acquisition of business, net of cash acquired	—	(5.0)
Proceeds from disposition of property, plant and equipment	12.4	—
Net cash provided by (used for) investing activities	(71.1)	(74.7)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	224.6	578.4
Repayments of ABL revolving credit facility and short-term borrowings	(459.6)	(281.5)
Repayment of long-term debt	(21.8)	(10.9)
Debt issuance costs	—	(0.5)
Payment of tax receivable agreement	—	(25.0)
Payment of contingent consideration	—	(12.8)
Exercise of employee stock options	22.9	1.3
Employee taxes paid from shares withheld	(2.8)	(4.3)
Net cash provided by (used for) financing activities	(236.7)	244.7
Effect of exchange rate changes on cash and cash equivalents	(4.7)	(14.9)
Increase (decrease) in cash, cash equivalents and restricted cash	231.8	(178.4)
Beginning cash, cash equivalents and restricted cash	273.2	447.1
Ending cash, cash equivalents and restricted cash	$505.0	$268.7
Changes in operating working capital
Accounts receivable	$(136.7)	$(257.0)
Inventories	(101.5)	(202.3)
Other current assets	28.5	(4.2)
Accounts payable	(44.9)	42.2
Deferred revenue	184.6	35.8
Accrued expenses and other liabilities	45.5	(51.5)
Income taxes	6.7	(11.0)
Total changes in operating working capital	$(17.8)	$(448.0)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	375,801,857	$—	$2,597.5	$(1,215.4)	$35.6	$1,417.7
Net income (loss)	—	—	—	8.5	—	8.5
Exercise of employee stock options	89,566	—	1.0	—	—	1.0
Stock-based compensation	—	—	6.6	—	—	6.6
Employee 401K match with Vertiv stock	100,541	—	2.3	—	—	2.3
Other comprehensive income (loss), net of tax	—	—	—	—	18.0	18.0
Balance at March 31, 2022	375,991,964	$—	$2,607.4	$(1,206.9)	$53.6	$1,454.1
Net income (loss)	—	$—	$—	$20.3	$—	$20.3
Exercise of employee stock options	4,279	—	0.1	—	—	0.1
Stock-based compensation, net of withholding for tax(1)	563,597	—	2.9	—	—	2.9
Employee 401K match with Vertiv stock	161,333	—	2.2	—	—	2.2
Other comprehensive income (loss), net of tax	—	—	—	—	(127.9)	(127.9)
Balance at June 30, 2022	376,721,173	$—	$2,612.6	$(1,186.6)	$(74.3)	$1,351.7
Net income (loss)	—	—	$—	$21.2	$—	$21.2
Exercise of employee stock options	20,649	—	0.2	—	—	0.2
Stock-based compensation	—	—	6.3	—	—	6.3
Employee 401K match with Vertiv stock	316,905	—	2.8	—	—	2.8
Other comprehensive income (loss), net of tax	—	—	—	—	(115.1)	(115.1)
Balance at September 30, 2022	377,058,727	$—	$2,621.9	$(1,165.4)	$(189.4)	$1,267.1

Balance at December 31, 2022	377,368,837	$—	$2,630.7	$(1,142.6)	$(46.2)	$1,441.9
Net income (loss)	—	—	—	50.3	—	50.3
Exercise of employee stock options	246,653	—	2.2	—	—	2.2
Stock-based compensation, net of withholding for tax(2)	14,730	—	5.4	—	—	5.4
Employee 401K match with Vertiv stock	135,245	—	2.1	—	—	2.1
Exercise of warrants(3)	1,368,194	—	21.6	—	—	21.6
Other comprehensive income (loss), net of tax	—	—	—	—	27.3	27.3
Balance at March 31, 2023	379,133,659	$—	$2,662.0	$(1,092.3)	$(18.9)	$1,550.8
Net income (loss)	—	$—	$—	$83.2	$—	$83.2
Exercise of employee stock options	649,884	—	7.8	—	—	7.8
Stock-based compensation, net of withholding for tax(4)	365,055	—	4.4	—	—	4.4
Employee 401K match with Vertiv stock	217,041	—	2.8	—	—	2.8
Other comprehensive income (loss), net of tax	—	—	—	—	9.1	9.1
Balance at June 30, 2023	380,365,639	$—	$2,677.0	$(1,009.1)	$(9.8)	$1,658.1
Net income (loss)	—	$—	$—	$94.1	$—	$94.1
Exercise of employee stock options	892,030	—	12.9	—	—	12.9
Stock-based compensation, net of withholding for tax(5)	6,465	—	6.2	—	—	6.2
Employee 401K match with Vertiv stock	85,022	—	2.2	—	—	2.2
Other comprehensive income (loss), net of tax	—	—	—	—	(59.6)	(59.6)
Balance at September 30, 2023	381,349,156	$—	$2,698.3	$(915.0)	$(69.4)	$1,713.9
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
(5)Net stock compensation activity includes 10,707 vested shares offset by 4,242 shares withheld for taxes valued at $0.3 and stock-based compensation of $6.5.

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
On April 18, 2023, the Company transitioned its interest rate swaps from LIBOR to the Secured Overnight Financing Rate ("SOFR") effective July 2, 2023. The Term Loan Credit Agreement, dated as of March 2, 2020 (as amended), by and among (i) Vertiv Group Corporation, as borrower, (ii) Vertiv Intermediate Holding II Corporation, (iii) the administrative agent and (iv) the lenders, relating to a term loan due in 2027 (the “Term Loan Credit Agreement”), was amended on June 22, 2023, to allow for the transition, effective July 1, 2023, from the LIBOR available for borrowings under the Term Loan Credit Agreement and related LIBOR-based mechanics to an interest rate based on the SOFR and related SOFR-based mechanics. The Company adopted ASU 2020-04 and elected to apply the optional expedient to consider the amended swap contracts as a continuation of the existing arrangements. The application of this ASU did not have a material impact on the Condensed Consolidated Financial Statements.
In March 2023, the FASB issued ASU 2023-01: Leases (Topic 842) Common Control Arrangements. This ASU provides amendments that require leasehold improvements associated with common control leases be amortized over the useful life of the leasehold improvements to the common control group as long as the lessee controls the underlying asset through a lease. The amendments are effective in fiscal years beginning after December 15, 2023. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

(3) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.
Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended September 30, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$670.8	$244.3	$223.2	$1,138.3
Services & spares	206.2	103.1	84.0	393.3
Integrated rack solutions	126.2	41.2	43.6	211.0
Total	$1,003.2	$388.6	$350.8	$1,742.6

Timing of revenue recognition:
Products and services transferred at a point in time	$772.8	$296.0	$210.4	$1,279.2
Products and services transferred over time	230.4	92.6	140.4	463.4
Total	$1,003.2	$388.6	$350.8	$1,742.6

	Three months ended September 30, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$417.3	$265.7	$224.3	$907.3
Services & spares	203.6	113.3	71.1	388.0
Integrated rack solutions	91.7	57.1	37.0	185.8
Total	$712.6	$436.1	$332.4	$1,481.1

Timing of revenue recognition:
Products and services transferred at a point in time	$492.7	$343.4	$231.8	$1,067.9
Products and services transferred over time	219.9	92.7	100.6	413.2
Total	$712.6	$436.1	$332.4	$1,481.1

	Nine months ended September 30, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$1,868.2	$646.9	$699.1	$3,214.2
Services & spares	602.5	317.3	248.3	1,168.1
Integrated rack solutions	354.2	133.2	128.1	615.5
Total	$2,824.9	$1,097.4	$1,075.5	$4,997.8

Timing of revenue recognition:
Products and services transferred at a point in time	$2,164.2	$830.6	$716.1	$3,710.9
Products and services transferred over time	660.7	266.8	359.4	1,286.9
Total	$2,824.9	$1,097.4	$1,075.5	$4,997.8

	Nine months ended September 30, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$1,080.5	$692.5	$642.6	$2,415.6
Services & spares	555.9	330.8	208.0	1,094.7
Integrated rack solutions	258.5	152.8	115.3	526.6
Total	$1,894.9	$1,176.1	$965.9	$4,036.9

Timing of revenue recognition:
Products and services transferred at a point in time	$1,323.3	$909.5	$681.9	$2,914.7
Products and services transferred over time	571.6	266.6	284.0	1,122.2
Total	$1,894.9	$1,176.1	$965.9	$4,036.9
The opening and closing balances of current and long-term deferred revenue as of September 30, 2023 and December 31, 2022 were as follows:

	Balances at September 30, 2023	Balances at December 31, 2022
Deferred revenue - current	$543.3	$358.7
Deferred revenue - noncurrent (1)	55.9	49.5
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $31.1, $14.4 and $10.4 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
(4) RESTRUCTURING COSTS
Restructuring costs include expenses associated with the Company’s efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Plant closing and other costs include costs of moving fixed assets, employee training, relocation, and facility costs. Severance and benefits, plant closing and other costs are recorded in "Restructuring costs" on the Unaudited Condensed Consolidated Statement of Earnings (Loss). Restructuring costs by business segment were as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Americas	$0.6	$0.4	$1.8	$1.4
Asia Pacific	0.6	(1.7)	11.0	(1.7)
Europe, Middle East & Africa	0.3	(0.1)	3.9	0.6
Corporate	(0.2)	(0.1)	6.8	(0.2)
Total	$1.3	$(1.5)	$23.5	$0.1
The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Unaudited Condensed Consolidated Balance Sheets. The change in the current liability for the restructuring costs during the nine months ended September 30, 2023 were as follows:

	December 31, 2022	Expense	Paid/Utilized	September 30, 2023
Severance and benefits	$15.3	$22.9	$(11.9)	$26.3
Plant closing and other	0.1	0.6	(0.6)	0.1
Total	$15.4	$23.5	$(12.5)	$26.4
The change in the current liability for the restructuring costs during the nine months ended September 30, 2022 were as follows:

	December 31, 2021	Expense	Paid/Utilized	September 30, 2022
Severance and benefits	$33.8	$(1.7)	$(15.7)	$16.4
Plant closing and other	0.2	1.8	(1.8)	0.2
Total	$34.0	$0.1	$(17.5)	$16.6

(5) DEBT
Long-term debt, net, consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Term Loan due 2027 at 8.19% and 6.89% at September 30, 2023 and December 31, 2022, respectively	$2,123.4	$2,139.8
Senior Secured Notes due 2028 at 4.125% at both September 30, 2023 and December 31, 2022	850.0	850.0
ABL Revolving Credit Facility	—	235.0
Unamortized discount and issuance costs	(28.5)	(33.9)
	2,944.9	3,190.9
Less: Current Portion	(21.8)	(21.8)
Total long-term debt, net of current portion	$2,923.1	$3,169.1
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
ABL Revolving Credit Facility
At September 30, 2023, Vertiv Group Corporation (a wholly-owned subsidiary of the Company), as Borrower, and certain subsidiaries of the Borrower as co-borrowers (the “Co-Borrowers”), had $545.9 of availability under the Asset Based Revolving Credit Facility (the “ABL Revolving Credit Facility”) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $17.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At September 30, 2023, there was no outstanding balance on the ABL Revolving Credit Facility. At December 31, 2022, there was a $235.0 balance on the ABL Revolving Credit Facility with a weighted-average borrowing rate of 5.85%.
(6) INCOME TAXES
The Company’s effective tax rate was 35.5%, 34.3%, 32.5% and 40.1% for the three and nine months ended September 30, 2023 and 2022, respectively. The effective tax rate in the three and nine months ended September 30, 2023 is primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances and reflect the negative impacts of non-deductible changes in the fair value of the warrant liabilities and changes in our indefinite reinvestment liability. The effective rate for the comparative three and nine months ended September 30, 2022 was primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances offset by the positive impact of non-deductible or non-taxable changes in fair value of the warrant liabilities.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of September 30, 2023, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(7) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
On August 8, 2023 (the "Stock Sale Transaction date"), VPE Holdings, LLC, an affiliate of Platinum Equity Advisors, LLC (the "Vertiv Stockholder") completed the sale of 20,000,000 shares of Class A common stock of the Company (the "Stock Sale Transaction"). Subsequent to the Stock Sale Transaction, the Vertiv Stockholder holds less than 5% of the outstanding Class A common stock of the Company and as such is no longer considered a related person of the Company for purposes of Item 404 of Regulation S-K by virtue of its ownership in the Company.

The Company purchased and sold goods in the ordinary course of business with affiliates of the Vertiv Stockholder. Purchases from the start of the current quarter and current year through the Stock Sale Transaction date were $11.6 and $74.1, respectively. For the three and nine months ended September 30, 2022 purchases were $34.4 and $103.6, respectively. Sales from the start of the current quarter and current year through the Stock Sale Transaction date were $6.7 and $89.5, respectively. For the three and nine months ended September 30, 2022 sales were $36.5 and $98.1, respectively. Accounts payable were $3.8 as of December 31, 2022. Accounts receivable were $33.3 as of December 31, 2022.
Tax Receivable Agreement
In 2021, the Company and the Vertiv Stockholder agreed to amend and supplement the tax receivable agreement entered into by the Company and the Vertiv Stockholder on February 7, 2020 (the “Tax Receivable Agreement”), to replace the Company’s remaining payment obligations under the Tax Receivable Agreement with an obligation to pay $100.0 in cash in two equal installments. The first two installment payments were scheduled to be on or before June 15, 2022 and September 15, 2022, respectively. On June 15, 2022, the Company and the Vertiv Stockholder agreed to further amend the payment schedule under the Tax Receivable Agreement into three installment payments, wherein the first installment payment of $12.5 became due and was paid on June 15, 2022, the second installment of $12.5 became due and was paid on September 15, 2022, and the third installment of $75.0 became due and was paid on November 30, 2022. The Tax Receivable Agreement terminated on November 30, 2022 upon receipt of final payment.
(8) OTHER FINANCIAL INFORMATION

	September 30, 2023	December 31, 2022
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$500.0	$260.6
Restricted cash included in other current assets	5.0	12.6
Total cash, cash equivalents, and restricted cash	$505.0	$273.2

	September 30, 2023	December 31, 2022
Inventories
Finished products	$280.3	$276.5
Raw materials	476.4	377.2
Work in process	165.0	168.3
Total inventories	$921.7	$822.0

	September 30, 2023	December 31, 2022
Property, plant and equipment, net
Machinery and equipment	$441.0	$405.4
Buildings	332.4	312.4
Land	40.6	41.0
Construction in progress	45.3	41.5
Property, plant and equipment, at cost	859.3	800.3
Less: Accumulated depreciation	(350.7)	(310.9)
Property, plant and equipment, net	$508.6	$489.4

	September 30, 2023	December 31, 2022
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$143.4	$132.6
Restructuring (see Note 4)	26.4	15.4
Operating lease liabilities	42.3	45.2
Product warranty	24.0	25.6
Other	319.3	294.9
Total	$555.4	$513.7

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Change in product warranty accrual
Balance at the beginning of the period	$25.6	$30.0
Provision charge to expense	15.1	10.8
Paid/utilized	(16.7)	(16.5)
Balance at the end of the period	$24.0	$24.3
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
Recurring fair value measurements
A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used are as follows:

		As of September 30, 2023
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$41.6	$—	$41.6	$—
Interest rate swaps	Other noncurrent assets	69.3	—	69.3	—
Total assets		$110.9	$—	$110.9	$—

Liabilities:
Private warrants	Warrant liabilities	$140.5	$—	$140.5	$—
Total liabilities		$140.5	$—	$140.5	$—

		As of December 31, 2022
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.9	$—	$36.9	$—
Interest rate swaps	Other noncurrent assets	73.3	—	73.3	—
Total assets		$110.2	$—	$110.2	$—

Liabilities:
Private warrants	Warrant liabilities	$58.7	$—	$58.7	$—
Total liabilities		$58.7	$—	$58.7	$—
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
The Company uses interest rate swaps to manage the interest rate risk of the Company’s total debt portfolio and related overall cost of borrowing. At September 30, 2023, the interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR-based floating rate debt for fixed rate debt. At December 31, 2022, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. During the three and nine months ended September 30, 2023 and 2022, the Company recognized $10.8, $28.4, $(1.6), and $2.7, respectively, within “Interest expense, net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss). At September 30, 2023, the Company expects that approximately $41.6 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Private warrants — The fair value of the private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. For the nine months ended September 30, 2023, the Company recognized a gain of $7.7 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the exercise of these private warrants. The Company recognized a loss of $61.6 and $111.1, respectively, for the three and nine months ended September 30, 2023 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the remaining 5,266,667 outstanding private warrants. The Company recognized a loss of $9.8 and a gain of $124.0, respectively, for the three and nine months ended September 30, 2022 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the 10,533,333 then outstanding private warrants.

The significant assumptions which the Company used in the model are:

Warrant valuation inputs	September 30, 2023	December 31, 2022
Stock price	$37.20	$13.66
Strike price	$11.50	$11.50
Remaining life	1.36	2.10
Volatility	60.0%	56.0%
Interest rate (1)	5.31%	4.39%
Dividend yield (2)	0.03%	0.07%
(1)    Interest rate determined from a constant maturity treasury yield.
(2)    September 30, 2023 and December 31, 2022 dividend yield assumes $0.01 per share per annum.
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $(1.5) and $19.5 for the three and nine months ended September 30, 2023, respectively, and are included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). The net impact of translation adjustments from these hedges was $13.6 for both the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, $202.6 and $233.6, respectively, of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,122.1	$2,123.4	$2,062.4	$2,139.8
Senior Secured Notes due 2028	751.1	850.0	726.1	850.0
ABL Revolving Credit Facility due 2025	—	—	235.0	235.0
(1)See “Note 5 — Debt” for additional information.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Foreign currency translation, beginning	$(117.0)	$(146.4)	$(157.0)	$39.8
Other comprehensive income (loss)	(63.5)	(146.1)	(23.5)	(332.3)
Foreign currency translation, ending	(180.5)	(292.5)	(180.5)	(292.5)
Interest rate swaps, beginning	106.9	84.9	110.2	8.7
Unrealized gain (loss) deferred during the period (1)	4.1	30.9	0.8	107.1
Interest rate swaps, ending	111.0	115.8	111.0	115.8
Pension, beginning	0.3	(12.8)	0.6	(12.9)
Actuarial gain (losses) recognized during the period, net of income taxes	(0.2)	0.1	(0.5)	0.2
Pension, ending	0.1	(12.7)	0.1	(12.7)
Accumulated other comprehensive income (loss)	$(69.4)	$(189.4)	$(69.4)	$(189.4)
(1)During the three and nine months ended September 30, 2023 and 2022, $10.8, $28.4, $(1.6) and $2.7, respectively, was reclassified into earnings.

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
Reportable Segments

Sales	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Americas	$1,014.5	$722.5	$2,854.8	$1,925.8
Asia Pacific	411.3	460.3	1,160.3	1,250.7
Europe, Middle East & Africa	423.3	381.1	1,235.9	1,096.7
	1,849.1	1,563.9	5,251.0	4,273.2
Eliminations	(106.5)	(82.8)	(253.2)	(236.3)
Total	$1,742.6	$1,481.1	$4,997.8	$4,036.9

Intersegment sales (1)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Americas	$11.3	$9.9	$29.9	$30.9
Asia Pacific	22.7	24.2	62.9	74.6
Europe, Middle East & Africa	72.5	48.7	160.4	130.8
Total	$106.5	$82.8	$253.2	$236.3
(1)Intersegment selling prices approximate market prices.

Operating profit (loss)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Americas	$254.0	$115.2	$684.4	$255.6
Asia Pacific	74.1	83.3	175.8	193.3
Europe, Middle East & Africa	96.9	57.4	262.4	152.4
Total reportable segments	425.0	255.9	1,122.6	601.3
Foreign currency gain (loss)	(2.7)	(0.2)	(13.3)	(1.8)
Corporate and other	(125.9)	(121.5)	(386.2)	(370.8)
Total corporate, other and eliminations	(128.6)	(121.7)	(399.5)	(372.6)
Amortization of intangibles	(45.5)	(54.2)	(136.1)	(167.7)
Operating profit (loss)	$250.9	$80.0	$587.0	$61.0

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
The details of the earnings per share calculations for the three and nine months ended September 30, 2023 and 2022 are as follows:

(In millions, except share and per share amounts)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Basic earnings (loss) per share computation:
Net income (loss)	$94.1	$21.2	$227.6	$50.0
Weighted-average number of shares outstanding - basic	380,899,419	377,016,981	379,666,002	376,531,805
Basic earnings per share	$0.25	$0.06	$0.60	$0.13

Diluted earnings (loss) per share computation:
Net income (loss)	94.1	$21.2	$227.6	$50.0
Gain on fair value of warrant liabilities(1)	—	—	—	(124.0)
Net income (loss) adjusted for the gain on fair value of warrant liabilities	$94.1	$21.2	$227.6	$(74.0)

Weighted-average number of shares outstanding - basic	380,899,419	377,016,981	379,666,002	376,531,805
Dilutive effect of private warrants	—	—	—	1,507,004
Dilutive effect of equity-based compensation	7,341,245	427,021	4,166,266	—
Weighted-average number of shares outstanding - diluted	388,240,664	377,444,002	383,832,268	378,038,809
Diluted earnings (loss) per share	$0.24	$0.06	$0.59	$(0.20)
(1)    For the three months ended September 30, 2022, the warrants were out of the money and therefore the net income is not adjusted for the gain on fair value of warrant liabilities to calculate diluted earnings (loss) per share.
The dilutive effect of equity-based compensation awards was 7.3 million and 4.2 million shares, respectively, during the three and nine months ended September 30, 2023. Additional equity-based compensation awards and warrants were also outstanding during the three and nine months ended September 30, 2023, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards and warrants represent 0.3 million and 3.4 million shares for the three months ended September 30, 2023, respectively, and 4.0 million and 2.7 million shares for the nine months ended September 30, 2023, respectively.
The dilutive effect of equity-based compensation awards was 0.4 million shares during the three months ended September 30, 2022. The dilutive effect of private warrants was 1.5 million shares during the nine months ended September 30, 2022. Additional equity-based compensation awards and warrants were also outstanding during the three and nine months ended September 30, 2022, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards represent 20.3 million and 15.0 million shares for the three and nine months ended September 30, 2022, respectively.
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

On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. On December 31, 2021, the parties entered into a settlement agreement on ordinary and customary terms, settling all of the disputes between them. As of December 31, 2022 the settlement was recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheet. The settlement was paid in the third quarter of 2023.
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
At September 30, 2023, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

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
Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q, and other statements that Vertiv may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such are not historical facts. Such statements may include, without limitation, those regarding Vertiv’s future financial performance or position, capital structure, indebtedness, business performance, strategy and plans, and expectations and objectives of Vertiv management for future operations and financial performance. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of results of performance. Vertiv cautions that such forward-looking statements are subject to numerous assumptions, risks and uncertainties, which may change over time. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When Vertiv discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, Vertiv’s management at the time of such statements.
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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•Supply Chain Constraints and Cost Increases: In the first nine months of 2023, we saw pockets of inflation in key areas, such as materials and labor, and we anticipate that this trend will continue for the balance of 2023. Despite continued strong market demand, we expect that certain supply chain challenges and inflationary pressures will continue in the fourth quarter of 2023. However, at this time, the need for spot buys at increased costs and premium freight to meet customer commitments has been greatly reduced compared to 2022 due to improved availability to materials. Logistical challenges which previously hampered deliveries and pressured the top and bottom line have abated. We continue to take proactive actions to improve our ability to forecast inflationary headwinds and reflect anticipated cost increases in our prices and will continue to take actions to address shortages and inflationary pressures. We anticipate continued pricing realization for the remainder of 2023 as a result of the pricing actions that we previously implemented, and which we will continue to implement in the fourth quarter. Moving into 2024 we anticipate supply chains to continue to stabilize as supplier delivery performance improves and lead times reduce in addition to reductions in commodity pricing.
•Order Normalization: Recent supply chain constraints have had a direct impact on lead-times and ordering behavior. During the first nine months of 2023 we have observed certain improvements in the overall supply chain environment and customer orders have started to normalize as a result of improved lead times.
•Artificial Intelligence ("AI"): Increased focus in AI is a trend impacting the data center and telecommunications industry and could lead to increased demand in the future. We have invested in capacity expansion to improve our ability to meet anticipated additional customer demand.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022

(Dollars in millions)	Three months ended September 30, 2023	Three months ended September 30, 2022	$ Change	% Change
Net sales	$1,742.6	$1,481.1	$261.5	17.7%
Cost of sales	1,115.0	1,051.8	63.2	6.0
Gross profit	627.6	429.3	198.3	46.2
Selling, general and administrative expenses	327.2	295.2	32.0	10.8
Amortization of intangibles	45.5	54.2	(8.7)	(16.1)
Restructuring costs	1.3	(1.5)	2.8	(186.7)
Foreign currency (gain) loss, net	2.7	0.2	2.5	1,250.0
Other operating expense (income)	—	1.2	(1.2)	(100.0)
Operating profit (loss)	250.9	80.0	170.9	213.6
Interest expense, net	43.5	38.8	4.7	12.1
Change in fair value of warrant liabilities	61.6	9.8	51.8	528.6
Income tax expense	51.7	10.2	41.5	406.9
Net income (loss)	$94.1	$21.2	$72.9	343.9%
Net Sales
Net sales were $1,742.6 in the third quarter of 2023, an increase of $261.5, or 17.7%, compared with $1,481.1 in the third quarter of 2022. The increase in sales was primarily driven by higher sales volumes and price realization of $120.0 compared to the prior year, and the positive impacts from foreign currency of $6.1. By product offering, critical infrastructure & solutions sales increased $231.0, including the positive impacts from foreign currency of $15.2. Integrated rack solutions sales increased $25.2, including the positive impacts from foreign currency of $2.6. Services & spares sales increased $5.3, including the negative impacts from foreign currency of $11.7.
Excluding intercompany sales, net sales were $1,003.2 in the Americas, $388.6 in Asia Pacific and $350.8 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $1,115.0 in the third quarter of 2023, an increase of $63.2, or 6.0% compared to the third quarter of 2022. The increase in cost of sales was primarily driven by the impact of higher volumes. Gross profit was $627.6 in the third quarter of 2023, or 36.0% of sales, compared to $429.3, or 29.0% of sales in the third quarter of 2022. The margin expansion in the third quarter of 2023 was driven by price realization, which more than offset the inflation for the period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $327.2 in the third quarter of 2023, an increase of $32.0 compared to the third quarter of 2022. The increase in SG&A was primarily driven by $20.3 of higher commissions as a result of increased sales volume and $5.7 of higher compensation costs due to increased bonus and long-term incentive costs. SG&A as a percentage of sales were 18.8% in the third quarter of 2023 compared with 19.9% in the third quarter of 2022.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). These remaining operating expenses were $49.5 for the third quarter of 2023, which was a $4.6 decrease from the third quarter of 2022. The decrease was primarily due to a $8.7 decrease in amortization of intangibles associated with the acquisition of E&I on November 1, 2021, slightly offset by a $2.8 increase in restructuring costs and a $2.5 increase in foreign currency loss.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the initial public offering of our predecessor GS Acquisition Holdings Corp ("Private Placement Warrants"). The change in fair value of the outstanding Private Placement Warrants during the third quarter of 2023 and 2022 resulted in a loss of $61.6 and $9.8, respectively. The change in fair value of these warrants is the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments. As of September 30, 2023 and 2022, there were 5,266,667 and 10,533,333 Private Placement Warrants outstanding, respectively.
Interest Expense
Interest expense, net, was $43.5 in the third quarter of 2023 compared to $38.8 in the third quarter of 2022. The $4.7 increase is primarily driven by a $16.6 increase related to the Term Loan due 2027, partially offset by a $9.2 decrease due to net settlement payments on our interest rate swaps as described in “Note 9 — Financial Instruments and Risk Management” to the Unaudited Condensed Consolidated Financial Statements and a $2.0 decrease related to the ABL Revolving Credit Facility borrowings during the quarter. As interest rates increase, our interest expense will increase although the effect will be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $51.7 in the third quarter of 2023 compared to $10.2 in the third quarter of 2022. The $41.5 increase is primarily due to the change in mix of income in the countries in which we operate and increased business performance. The effective rate in the third quarter of 2023 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities. For the third quarter of 2022, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities.
Business Segments
The following is detail of business segment results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended September 30, 2023	Three months ended September 30, 2022	$ Change	% Change
Net sales	$1,003.2	$712.6	$290.6	40.8%
Operating profit (loss)	254.0	115.2	138.8	120.5
Margin	25.3%	16.2%
Americas net sales of $1,003.2 in the third quarter of 2023 increased $290.6, or 40.8%, from the third quarter of 2022. The increase in sales was primarily driven by higher sales volume and price realization. By product offering, net sales increased in critical infrastructure & solutions by $253.5 driven primarily by strong growth in Thermal, integrated rack solutions increased $34.5, and service & spares increased by $2.6 due to price realization. Americas net sales were positively impacted by foreign currency of approximately $5.2.
Operating profit (loss) in the third quarter of 2023 was $254.0, an increase of $138.8 compared with the third quarter of 2022. Margin increased primarily due to higher sales volumes and pricing actions in addition to leveraging our fixed costs.

Asia Pacific

(Dollars in millions)	Three months ended September 30, 2023	Three months ended September 30, 2022	$ Change	% Change
Net sales	$388.6	$436.1	$(47.5)	(10.9)%
Operating profit (loss)	74.1	83.3	(9.2)	(11.0)
Margin	19.1%	19.1%
Asia Pacific net sales of $388.6 in the third quarter of 2023 decreased $47.5, or 10.9%, from the third quarter of 2022. Sales decreases were primarily driven by slower than expected economic recovery in China and the negative impact of foreign currency of approximately $16.6 which were partially offset by stronger sales throughout the rest of Asia Pacific. By product offering, net sales decreased in critical infrastructure & solutions by $21.4, integrated rack solutions by $15.9, and service & spares by $10.2.
Operating profit (loss) in the third quarter of 2023 was $74.1, a decrease of $9.2 compared with the third quarter of 2022 mainly driven by decreased volume and the negative impact of foreign currency partially offset by improved price realization.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended September 30, 2023	Three months ended September 30, 2022	$ Change	% Change
Net sales	$350.8	$332.4	$18.4	5.5%
Operating profit (loss)	96.9	57.4	39.5	68.8
Margin	27.6%	17.3%
Europe, Middle East & Africa net sales of $350.8 in the third quarter of 2023, increased $18.4, or 5.5%, from the third quarter of 2022. Sales increases were primarily due to higher selling prices and the positive impact of foreign currency of approximately $17.5, partially offset by a decrease in volume. By product offering, net sales increased by $12.9 in service & spares and $6.6 in integrated rack solutions, offset by a decrease of $1.1 in critical infrastructure & solutions.
Operating profit (loss) in the third quarter of 2023 was $96.9, an increase of $39.5 compared with the third quarter of 2022. Margin increased primarily due to price realization in addition to leveraging our fixed costs which more than offset inflationary pressures.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $128.6 and $121.7 in the third quarter of 2023 and 2022, respectively. Corporate and other costs increased $6.9 compared to the third quarter of 2022 primarily due to higher compensation costs attributable to increased bonus and long-term incentive costs of $4.2 and foreign currency loss of $2.5.

Comparison of the Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022

(Dollars in millions)	Nine months ended September 30, 2023	Nine months ended September 30, 2022	$ Change	% Change
Net sales	$4,997.8	$4,036.9	$960.9	23.8%
Cost of sales	3,280.7	2,932.5	348.2	11.9
Gross profit	1,717.1	1,104.4	612.7	55.5
Selling, general and administrative expenses	963.5	875.0	88.5	10.1
Amortization of intangibles	136.1	167.7	(31.6)	(18.8)
Restructuring costs	23.5	0.1	23.4	23,400.0
Foreign currency (gain) loss, net	13.3	1.8	11.5	638.9
Other operating expense (income)	(6.3)	(1.2)	(5.1)	425.0
Operating profit (loss)	587.0	61.0	526.0	862.3
Interest expense, net	137.2	101.5	35.7	35.2
Change in fair value of warrant liabilities	103.4	(124.0)	227.4	(183.4)
Income tax expense	118.8	33.5	85.3	254.6
Net income (loss)	$227.6	$50.0	$177.6	355.2%
Net Sales
Net sales were $4,997.8 in the first nine months of 2023, an increase of $960.9, or 23.8%, compared with $4,036.9 in the first nine months of 2022. The increase in sales was primarily driven by higher sales volumes and price realization of approximately $350.0 compared to the prior year, partially offset by the negative impacts from foreign currency of $54.4. By product offering, critical infrastructure & solutions sales increased $798.6, which included negative impacts from foreign currency of $14.9. Integrated rack solutions sales increased $88.9, which included the negative impacts from foreign currency of $1.5. Services & spares sales increased $73.4, which included negative impacts from foreign currency of $38.0.
Excluding intercompany sales, net sales were $2,824.9 in the Americas, $1,097.4 in Asia Pacific and $1,075.5 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the “Business Segments” section below.
Cost of Sales
Cost of sales were $3,280.7 in the first nine months of 2023, an increase of $348.2, or 11.9%, compared to the first nine months of 2022. The increase in cost of sales was primarily driven by the impact of higher volumes and increased commodity and logistic costs. Gross profit was $1,717.1 in the first nine months of 2023, or 34.4% of sales, compared to $1,104.4, or 27.4% of sales, in the first nine months of 2022. Margin increased primarily due to higher sales volumes and pricing actions exceeding inflationary costs.
Selling, General and Administrative Expenses
SG&A expenses were $963.5 in the first nine months of 2023, an increase of $88.5 compared to the first nine months of 2022. The increase in SG&A was primarily driven by $54.9 of higher sales commissions as a result of increased order volume, and $19.0 higher compensation costs due to increased bonus, long-term incentive, and one-time employee separation costs. SG&A as a percentage of sales was 19.3% for the nine months ended September 30, 2023 compared with 21.7% in the nine months ended September 30, 2022.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). These remaining other expenses were $166.6 for the first nine months of 2023, which was a $1.8 decrease from the first nine months of 2022. The decrease was primarily due to a $23.4 increase in restructuring costs, and a $11.5 increase in foreign currency loss, offset by decreased amortization of intangibles of $31.6 and a one-time favorable settlement of a contractual obligation.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding Private Placement Warrants. The change in fair value of the outstanding warrant liability during the first nine months of 2023 and 2022 resulted in a loss of $103.4 and a gain of $124.0, respectively. The change in fair value of these warrants was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exercise of 5,266,666 of the Private Placement Warrants in February 2023 by GS Sponsor LLC. As of September 30, 2023 and 2022, there were 5,266,667 and 10,533,333 Private Placement Warrants that remained outstanding, respectively.
Interest Expense
Interest expense, net, was $137.2 in the first nine months of 2023 compared to $101.5 in the first nine months of 2022. The $35.7 increase reflects a $62.9 increase due to the Term Loan due 2027 and a $5.4 increase due to borrowings in 2023 on the ABL Revolving Credit Facility, due 2025, partially offset by a $31.1 decrease due to net settlement payments on our interest rate swaps as described in “Note 9 — Financial Instruments and Risk Management” to the Unaudited Condensed Consolidated Financial Statements. To the extent interest rates continue to increase, our interest expense will increase as well, although we expect the effect of such increase to be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $118.8 in the first nine months of 2023 compared to $33.5 in the first nine months of 2022. The $85.3 increase is primarily due to the change in mix of income in the countries in which we operate and increased business performance. The effective rate in the first nine months of 2023 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and the negative impacts of non-deductible changes in fair value of the warrant liabilities and changes in our indefinite reinvestment liability. In the first nine months of 2022, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, which is offset by the positive impact of non-taxable changes in fair value of the warrant liabilities.
Business Segments
The following is detail of business segment results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Nine months ended September 30, 2023	Nine months ended September 30, 2022	$ Change	% Change
Net sales	$2,824.9	$1,894.9	$930.0	49.1%
Operating profit (loss)	684.4	255.6	428.8	167.8
Margin	24.2%	13.5%
Americas net sales of $2,824.9 in the first nine months of 2023 increased $930.0, or 49.1% from the first nine months of 2022. The increase in sales was primarily driven by higher sales volumes and price realization compared to prior year. By product offering, net sales increased in critical infrastructure & solutions by $787.7, integrated rack solutions increased by $95.7, and service & spares increased by $46.6 due to improved customer site availability. Americas net sales were positively impacted by foreign currency of approximately $5.1.
Operating profit (loss) in the first nine months of 2023 was $684.4, an increase of $428.8 compared with the first nine months of 2022. Margin increased primarily due to higher sales volumes and pricing actions in addition to leveraging our fixed costs.

Asia Pacific

(Dollars in millions)	Nine months ended September 30, 2023	Nine months ended September 30, 2022	$ Change	% Change
Net sales	$1,097.4	$1,176.1	$(78.7)	(6.7)%
Operating profit (loss)	175.8	193.3	(17.5)	(9.1)
Margin	16.0%	16.4%
Asia Pacific net sales were $1,097.4 in the first nine months of 2023, a decrease of $78.7, or 6.7%, from the first nine months of 2022. Sales decreases were primarily driven by slower than expected economic recovery in China and the negative impact of foreign currency of approximately $59.8 which were partially offset by the impact of stronger sales throughout the rest of Asia Pacific. By product offering, net sales weakened in critical infrastructure & solutions by $45.6, in integrated rack solutions by $19.6, and in service & spares by $13.5.
Operating profit (loss) in the first nine months of 2023 was $175.8, a decrease of $17.5 compared with the first nine months of 2022 mainly driven by decreased volume and the negative impact of foreign currency partially offset by improved price realization.
Europe, Middle East & Africa

(Dollars in millions)	Nine months ended September 30, 2023	Nine months ended September 30, 2022	$ Change	% Change
Net sales	$1,075.5	$965.9	$109.6	11.3%
Operating profit (loss)	262.4	152.4	110.0	72.2
Margin	24.4%	15.8%
Europe, Middle East & Africa net sales were $1,075.5 in the first nine months of 2023, an increase of $109.6, or 11.3%, from the first nine months of 2022. Sales increases were evenly driven by higher selling prices and increased volume. By product offering, net sales improved across all offerings, including $56.5 in critical infrastructure & solutions, $40.3 in service & spares, and $12.8 in integrated rack solutions. Additionally, Europe, Middle East & Africa net sales were positively impacted by foreign currency of approximately $0.3.
Operating profit (loss) in the first nine months of 2023 was $262.4, an increase of $110.0 compared with the first nine months of 2022. Margin increased primarily due to price realization in addition to leveraging our fixed costs which more than offset inflationary pressures.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $399.5 and $372.6 in the first nine months of 2023 and 2022, respectively. Corporate and other costs increased $26.9 compared to the third quarter of 2022 primarily due to higher compensation costs primarily due to bonus and long-term incentive costs of $12.7, increased foreign currency loss of $11.5, and restructuring charges of $7.0, partially offset by decreased professional service fees.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $83.5 during the first nine months of 2023. We expect to have capital expenditures (including capitalized software) of approximately $150 for the full year 2023.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations and other financial instruments. Refer below, as well as to “Note 5 — Debt” and “Note 13 — Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements for more information. In addition, we have uncertain tax positions that are further discussed in “Note 6 — Income Taxes” of the Unaudited Condensed Consolidated Financial Statements. We anticipate payments for lease obligations of approximately $60 for the full year 2023. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes due 2028, with an outstanding principal amount of $850.0 as of September 30, 2023 (the “Notes”), the Term Loan due 2027, with an outstanding principal amount of $2,123.4, as of September 30, 2023 (the “Term Loan”), and the ABL Revolving Credit Facility due 2025, providing up to $570.0 of revolving borrowings, for which none was outstanding as of September 30, 2023 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). See “Note 5 — Debt” of the Unaudited Condensed Consolidated Financial Statements for more detailed discussion of the material terms of the Notes and the Senior Secured Credit Facilities.
At September 30, 2023, we had $500.0 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. Our ABL Revolving Credit Facility provides for up to $570.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $30.0. At September 30, 2023, Vertiv had $545.9 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $17.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
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

Summary Statement of Cash Flows
Nine Months Ended September 30, 2023 and 2022

(Dollars in millions)	2023	2022	$ Change	% Change
Net cash provided by (used for) operating activities	$544.3	$(333.5)	$877.8	(263.2)%
Net cash used for investing activities	(71.1)	(74.7)	3.6	4.8
Net cash provided by (used for) financing activities	(236.7)	244.7	(481.4)	(196.7)
Capital expenditures	(80.1)	(61.7)	(18.4)	(29.8)
Investments in capitalized software	(3.4)	(8.0)	4.6	57.5
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $544.3 in the first nine months of 2023, an $877.8 increase in cash generation compared to the first nine months of 2022. Net income from operations of $227.6 included $329.9 of net non-cash expense items, consisting of depreciation and amortization of $202.1, a loss on the change in fair value of warrant liabilities of $103.4, non-cash stock-based compensation expense of $18.8, amortization of debt discount and issuance costs of $6.3, and deferred taxes of $0.7. Trade working capital used $17.8 in the first nine months of 2023 in comparison to $448.0 in the first nine months of 2022, primarily as a result of trade working capital initiatives.
Net Cash used for Investing Activities
Net cash used for investing activities was $71.1 in the first nine months of 2023 compared to net cash used for investing activities of $74.7 in the first nine months of 2022. The lower use of cash over the comparable period was primarily driven by increased capital expenditures of $18.4, partially offset by increased proceeds from the disposition of property, plant and equipment of $12.4, and a decrease in investments of capitalized software of $4.6.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $236.7 in the first nine months of 2023 compared to $244.7 provided by financing activities in the first nine months of 2022. The change was primarily the result of the year-over-year net repayments of $531.9 on the ABL Revolving Credit Facility, and $10.9 increase of repayments on the Term Loan in the first nine months of 2023, partially offset by the decrease of $12.8 payment of contingent consideration, a $25.0 decrease in the payment under the Tax Receivable Agreement and $23.1 increase in net cash received associated with equity-based compensation activity.
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

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by this item is set forth in “Note 13 — Commitments and Contingencies” to the Company’s Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements”, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
The Company's risk factors, as of September 30, 2023, have not materially changed from those described in Part 1, Item 1A of our 2022 Form 10-K for the fiscal year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A) Recent Sales of Unregistered Securities
None.
B) Use of Proceeds from our Initial Public Offering of Common Stock
Not applicable.
C) Repurchases of Shares or of Company Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, Karsten Winther, President EMEA an officer of the Company adopted a “Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K. The Rule 10b5-1 trading arrangement, adopted by Mr. Winther on September 7, 2023, provides for the sale of up to 44,924 shares and will remain in effect until the earlier of (1) December 31, 2024; (2) the first date on which all trades have been executed or all orders relating to such trades have expired; (3) upon written notice by Mr. Winther or the broker to terminate or modify the Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Vertiv Holding Co Executive Employment Policy.
10.2	Form of Restricted Stock Unit Agreement for Certain Recently Hired or Promoted Officers' under the 2020 Stock Incentive plan of Vertiv Holdings Co and its Affiliates.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2023	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer