Form 10-K
period 2023-12-31
Vertiv Holdings Co
filed 2024-02-23
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 30, 2023 (the last business day of the most recently completed second quarter) was approximately $7,890,816,857
As of February 16, 2024, there were 381,970,469 shares of our Class A common stock, par value $0.0001, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2024 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•Risks associated with global macroeconomics conditions in the areas in which we operate;
•Our ability to attract, train and retain key members of its leadership team and other qualified personnel;
•The adequacy of our insurance coverage;
•Fluctuations in interest rates materially affecting our financial results and increasing the risk our counterparties default on our interest rate hedges; and
•Our incurrence of significant costs and devotion of substantial management time as a result of operating as a public company.

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
Driven by passion and innovation, Vertiv believes there is a better way to meet the world’s accelerating demand for data including the impact of emerging technologies such as artificial intelligence. We collaborate with our customers to envision and build future-ready infrastructures. Our portfolio of hardware, software, analytics and services aim to enable our customers' vital applications to run continuously, perform optimally and scale with business needs.
Our Company
Vertiv Holdings, LLC (“Vertiv Holdings”), a direct wholly-owned subsidiary of the Company, traces its roots back to 1946 and the beginning of the information age, when Ralph Liebert founded the precursor to the Liebert Corporation, which was established in 1965 as the industry’s first manufacturer of computer room air conditioning. In 1987, Liebert was acquired by Emerson Electric Co, which later formed its Network Power business in 2000 to integrate critical infrastructure technologies, including Liebert and previously acquired ASCO, a provider of power transfer switches, under one brand. Over the next decade, Emerson Network Power expanded through acquisitions of Avansys, Marconi’s outside plant and power system, Knurr AG, a leading provider of enclosure systems, and Avocent, a leading provider of IT management software and keyboard, video and mouse (or "KVM") solutions. In 2016, Emerson Network Power was spun off as a standalone business and ultimately became Vertiv.
Vertiv became publicly-traded on February 7, 2020, with its shares listed on the New York Stock Exchange (NYSE:VRT), through a business combination with GS Acquisition Holdings Corp (“GSAH”), a special purpose acquisition company later renamed Vertiv Holdings Co (the "Business Combination").

As a result of the Business Combination, Vertiv directly owns all of the equity interests of Vertiv Holdings and indirectly owns the equity interests of its subsidiaries.
Our Business
Vertiv offers critical digital infrastructure technologies and rapidly deployable customized solutions to meet the specific business requirements and needs of a diverse group of customers. Our global footprint comprises engineering, manufacturing, operations, sales and service locations in more than 40 countries across the Americas, Asia Pacific and Europe, Middle East & Africa. We provide the hardware, software and services to facilitate an increasingly interconnected marketplace of digital systems where large amounts of indispensable data need to be transmitted, analyzed, processed and stored. Whether this growing quantity of data is managed centrally in hyperscale/cloud locations, distributed at the edge of the network, processed in an enterprise location or managed via a hybrid platform, the underpinnings and operations of all those locations rely on our critical digital infrastructure and services.
Our broad range of offerings includes AC and DC power management products, switchgear and busbar products, thermal management products, integrated rack systems, modular solutions, and management systems for monitoring and controlling digital infrastructure. These comprehensive offerings are integral to the technologies used for services, such as e-commerce, online banking, file sharing, video on-demand, energy storage, wireless communications, Internet of Things and online gaming. In addition, through our global services network, we provide lifecycle management services, predictive analytics and professional services for deploying, maintaining and optimizing these products and their related systems. Our most prominent brands include Vertiv, Liebert, NetSure, Geist, Energy Labs, E&I, Albér, and Avocent.
We manage our business across three reportable segments based on our main geographic regions—the Americas, Asia Pacific and Europe, Middle East & Africa. For the year ended December 31, 2023, Vertiv’s net sales was $6,863.2, of which 56% was transacted in the Americas; 22% was transacted in Asia Pacific; and 22% was transacted in Europe, Middle East & Africa. This compares with net sales for the year ended December 31, 2022 of $5,691.5, of which 48% was transacted in the Americas, 28% was transacted in Asia Pacific, and 24% in Europe, Middle East & Africa.

Backlog
Vertiv’s estimated combined order backlog was $5,526.7 and $4,754.4 as of December 31, 2023 and 2022, respectively. The backlog consists of product and services for which a customer purchase order or purchase commitment has been received and which has not yet been delivered. Orders may be subject to cancellation or rescheduling by the customer. The following table shows estimated backlog by business segment at December 31, 2023 and 2022, respectively.

(Dollars in millions)	December 31, 2023	December 31, 2022
Americas	$3,365.2	$3,337.3
Asia Pacific	616.4	480.0
Europe, Middle East & Africa	1,545.1	937.1
Total Backlog	$5,526.7	$4,754.4
The majority of the combined backlog as of December 31, 2023 is considered firm and is expected to be shipped within one year. Expanding lead-times caused by continuing global supply chain challenges, combined with continued strong demand have contributed to an increase in customer orders being placed in advance of our ability to fulfill them, which has added $0.8 billion to our backlog since December 31, 2022. We do not believe that Vertiv’s backlog estimates as of any date are necessarily indicative of our net sales for any future period. Additionally, our current backlog estimates are subject to a number of risks, as further detailed in “Item 1A. Risk factors—Risks relating to our customers and our industry—We may not realize all of the sales expected from our backlog of orders and contracts.”
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
Our Customers
Our customers operate in some of the world's most critical industries. We primarily serve customers across three main end markets: (1) data centers (including hyperscale/cloud, colocation, and enterprise), (2) communication networks and (3) commercial and industrial applications.
Data Centers: The primary purpose of a data center is to process, store and distribute data. There are a host of different sizes and types of data centers, but primarily they can be broken down into the following classifications:
•Cloud/Hyperscale: These facilities are massive in scale and are primarily used to support cloud applications. This portion of the industry is growing rapidly with drivers such as adoption of cloud based data services and artificial intelligence workloads. Examples of companies in this space include Microsoft Azure, Amazon Web Services, and Google Cloud.
•Colocation: These facilities range in size and offer clients a location where they can place their information technology (“IT”) equipment, while the building and critical digital infrastructure is owned by the colocation company. This portion of the industry is on a rapid growth trajectory. Examples of companies in this space include Digital Realty, Equinix, Compass, and QTS.
•Enterprise: This classification refers to the “Fortune 1000” scale businesses that have their own on-premises data centers. Examples of companies in this space include Goldman Sachs, J.P. Morgan, Walmart and Allianz. The growth of the enterprise market, based on data centers and square footage, has generally been flat for the past three years.
Communication Networks: This space is comprised of wireline, wireless, and broadband companies. These companies create content and are ultimately responsible for distributing voice, video, and data to businesses and consumers. They deliver this data through an intricate network of wireline and wireless mediums. Additionally, some of these companies’ locations act as data centers where the data is delivered, processed and stored. This sector has a generally low single-digit growth profile and generally aligned with telecom capex investment and new mobile deployment cycles.
Commercial and Industrial: This space is comprised of commercial and industrial environments where our products keep critical systems running. Examples include transportation, manufacturing, and oil and gas. These applications are growing in their need for intelligent infrastructure and may be regulated or need to satisfy some level of compliance. The growth in this area generally aligns with changes in gross domestic product, and can be further driven by increased automation and digitalization in both light and heavy industrial application environments.
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
Our Offerings
We design, manufacture and service critical digital infrastructure technology primarily for data centers, communication networks and commercial and industrial environments. Our principal offerings include:
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
Services & spares
Global services include both pre-sale and faster-sales services, for example, preventative maintenance, project management, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and critical digital infrastructure software. We provide consistent service delivery for critical facilities in all regions of the world with service provided by knowledgeable, local specialists. Regular service of critical equipment supports maximum uptime and often reduces total cost of ownership for customers. We provide full support of critical digital infrastructures when and where our customers need us. Vertiv services are used primarily in data centers, communications facilities, government agencies and industrial plants. Across the globe, we operate over 200 service centers and deploy more than 3,500 service engineers.

Competition
The majority of our competitors target a specific offering or a specific geographic location. Competition in our markets is primarily on the basis of reliability, quality, price, service and customer relationships. Across our three geographic segments, we encounter two principal types of competitors: niche players (e.g., Delta Electronics, Inc., Stulz GmbH, Johnson Controls International PLC, and Socomec Holding SA) and large-scale global competitors (e.g., Schneider Electric, S.E., Eaton Corporation Plc, Legrand SA, and Huawei Investment & Holding Co., Ltd.) We believe we differentiate ourselves through: (i) application expertise and customer collaboration to envision and build future-ready infrastructure; (ii) most complete portfolio and continual innovation; (iii) proven superior reliability and quality; (iv) truly global presence and ability to scale for our customers' operating flexibility and resilience; and (v) our industry-leading global service network to safeguard uptime and support.
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
•Response Time: Vertiv boasts a first-time fix rate of more than 80% during site emergency visits, allowing customers to quickly gain assistance wherever and whenever.
•Global Coverage: We provide a standardized support approach across the globe with more than 200 service centers, keeping our customer sites connected.
•Broad Capabilities: Vertiv offers customers a complete lifecycle of capabilities such as project launch, remote monitoring, on-site project management, energy consumption management and preventive maintenance.
Research and Development
We are committed to outpacing our competitors and being first to market with new product developments and improvements. In 2023, Vertiv spent $303.5 on research and development (“R&D”). We focus our R&D budget on engineering continuous improvement and new product innovation. Our global product leaders manage global product lines and engineering organizations with the goal to remain ahead of market trends by leveraging input from our regions and customers. These global groups are also supported by in-region product and engineering teams which are responsible for understanding and adapting our offerings to local market and customer requirements. These teams work closely with our sales and service network, enabling us to obtain and act upon customer feedback to continuously improve our offerings.
Facilities, Operations, and Supply Chain
Our ability to serve our customers on both a global and local level is a key success factor, and we have built our manufacturing and operations footprint with that principle in mind. We have significant manufacturing and operations facilities in the Americas, Asia Pacific and Europe, Middle East & Africa. This well-diversified global network of facilities allows for improved service level cost, and working capital optimization. Our manufacturing facilities are supported by regional engineering and configuration centers where, if our customers desire, we can tailor our products to the local market and to a given customer’s specific requirements.

We have established a robust supply chain that is complementary to our manufacturing and operations footprint. We have experienced some supply chain constraints over the past several years, and despite strong market demand, we have experienced significant material, freight and labor cost increases. We expect our supply chain to continue to normalize in 2024, but we may still experience critical part shortages which may drive the need for additional spot buys at increased costs, and increased costs associated with premium freight to meet customer commitments. Additionally, logistical issues may delay the receipt of materials and, in some cases, we may not be able to procure critical parts at any price, creating production and delivery challenges pressuring the top and bottom line. In addition to providing high quality service to our customers, we follow a diversification strategy to avoid over concentration or a significant dependence on a particular supplier or region. We continue to take action to enhance our supply chain, such as qualifying new suppliers, and advancing our pricing plan.
Vertiv Operating System
The Vertiv Operating System (“VOS”) leverages a proven foundational approach to operational excellence and executes it at scale to drive greater efficiency, quality and competitiveness into our operations. We believe VOS provides a clear operating model and a systemic way to run the business across the entire organization through rigorous operating cadences, leverages lean or continuous improvement techniques focused on waste & cycle-time reduction, streamlined processes, and promotes the dissemination of best practices. Results of VOS are reflected in enhanced customer satisfaction and greater cost efficiencies. Historically, VOS was concentrated mainly within our manufacturing operations, and similar methods were used to improve performance across corporate functions and new product development. We intend to further integrate VOS, end-to-end, across the organization to pursue efficiencies and process optimizations in areas such as service & sales, new product development, and cross-functional processes including opportunity to cash, procure to pay, and sales, inventory, and operational planning.
Human Capital Resources
As of December 31, 2023, we employed approximately 27,000 full-time and part-time employees. Approximately 31% of our employees are in our manufacturing operations.
Our Culture
Our high-performance culture creates an environment where employees are empowered to collaborate, learn, and teach others through their experiences. We seek people with high integrity who put a premium on learning through experience and those who embrace our core principles, and we expect our employees to emulate and display our core behaviors.
Our Core Principles and Behaviors

Core Principles	Core Behaviors
■Safety	■Own it
■Integrity	■Act with urgency
■Respect	■Foster a customer-first mindset
■Teamwork	■Think big and execute
■Diversity and inclusion	■Lead by example
■Drive continuous improvement
■Learn and seek out development
Investing in our People
Our associates are critical to achieving our business objectives and investing in them is a key component to success. We offer leadership development programs for employees at the early career levels in finance, sales, services and engineering. We also offer customized programs for target populations to further develop their skills, and specialized partnership programs with local universities that lead to obtaining bachelors and/or masters degrees in technology.
Our offerings include:
•Finance, Sales, Engineering, and Field Services Leadership Development Rotational Programs for early-career employees based in the Americas, India, or Europe, Middle-East, and Africa reporting units
•Specialized partnership programs with local universities in India for high-potential engineers to earn a post-secondary baccalaureate and/or a graduate degree

•Programs for identified high-potential leaders in early-, mid-, senior-, and leadership-ready positions across multiple functions globally that focus on training in the areas of operational and strategic thinking, offers the opportunity to participate and lead global projects, and obtain global networking & visibility to executive leadership
•Specialized training for employees based in our support hubs, located in the Philippines and Romania, around key business skills including customer service, finance fundamentals and customer service mindset
•VOS training is delivered globally. This training, known as VOS Academy, is offered virtually for salaried employees and all hourly employees receive training at our global manufacturing sites
Our Strategy
We are committed to attracting, hiring and developing the best and brightest talent and focus significant resources on supporting and managing our diverse global employee population. We believe that we offer our employees competitive pay packages and a broad range of company-paid benefits and recognize that our success is based in large part on the talents and dedication of those we employ.
Our talent acquisition and retention practices include college and university recruiting programs, job fairs, compensation benchmarking, employee engagement and communication through email, social media, and other communication platforms. We have a vested interest in attracting, developing, and retaining top talent, and we continue to research, develop, and enhance our programs to do so with an emphasis on early career hiring.
Employee Engagement
Fully engaged employees are a key driver of employee productivity and job satisfaction. We engage our employees across the organization through our quarterly enterprise-wide town halls, employee recognition programs, and company-sponsored volunteer events. This year we launched "The CEO Award", an employee recognition award given several times throughout the year by CEO Giordano Albertazzi to recognize individuals who unlock value for our customers, who overcome challenges to solve problems, or who create meaningful, lasting results for our business. These individuals embody our core principals and behaviors and keep us on track to achieve our goals through their commitment to our strategic priorities. They understand their role in helping Vertiv achieve its full potential.
Employee Development
We also provide development and training programs for our employees, including new product training for our sales and services organizations, “Managing@Vertiv” for our management level employees, and “MyFirst90Days” for newly hired employees as key human capital measures and objectives. Additionally, our salaried and services employees participate in our comprehensive annual performance review process meant to encourage a direct conversation where candid feedback can be shared to help our employees develop, achieve their career goals, and drive our high-performance culture.
Inclusion
We believe that innovative solutions are often developed from having diverse viewpoints and perspectives at the table. We endeavor to foster a workplace that supports and promotes inclusion and cultivates respect. Since going public in 2020, Vertiv has continued to take actions to cultivate its inclusion processes and programs.
Our progress to date includes:
•Appointed the following women executives in recent years to lead their respective functions — Sheryl Haislet, Chief Information Officer; Stephanie Gill, Chief Legal Counsel and Corporate Secretary; Cheryl Lim, Chief Human Resources Officer; and Rachel Thompson, VP of Corporate Strategy and Planning
•Establishing employee-led, executive leadership team-sponsored, Employee Resource Groups (ERGs) to provide opportunities for personal and professional growth, networking, mentorship, and community outreach for individuals with shared backgrounds or experiences.

Employee Safety
We believe a safe and healthy workplace is essential to flourish as a business. Vertiv prioritizes the health and safety of our global workforce and anyone who enters our facilities or interacts with our products. We believe we have an effective employee, health and safety strategy, as evidenced by our strong safety record, including our total recordable injury rate of 0.27 and our lost time incident rate of 0.16 relative to certain peers. Safety is of fundamental importance to Vertiv. We aim to provide the tools, training, and other resources needed to achieve our goal of reducing and controlling workplace risks and creating an injury-free workplace. We believe that creating a safe work environment is essential to our business. Through documented procedures, local management engagement, and a culture of open communication, our employees are encouraged to recommend safety improvements and report any safety hazards they see.
Intellectual Property
Our ability to create, obtain and protect intellectual property is important to the success of our business and our ability to compete. We create intellectual property (“IP”) in our operations globally, and we actively work to protect and enforce our IP rights. We consider our trademarks to be valuable assets, including well-known marks within the industry such as Vertiv, Geist, Liebert, Energy Labs, NetSure, E&I, Powerbar, Albér, and Avocent.
In addition, we integrate licensed third party technology and IP into certain aspects of our products. Although certain third party proprietary IP rights are important to our success, we do not believe that we are materially dependent on any particular third party IP rights.
As of December 31, 2023 Vertiv had approximately 2,800 registered patents and approximately 800 pending, published or allowed patent applications, and approximately 1,700 registered trademarks and approximately 200 pending trademark applications.
Raw Materials
We obtain raw materials and supplies from a variety of sources and generally from more than one supplier. From time to time, we have experienced critical part shortages and supply chain constraints in addition to logistical issues which have significantly delayed receipt of materials, as well as increased the costs of certain raw materials. We continue to address these challenges associated with our sources, supplies and costs of raw materials. Refer to the "Facilities, Operations, and Supply Chain" discussion above.
Environmental, Health and Safety and Responsible Business Practices
Meeting the growing demand for data and critical digital infrastructure while simultaneously mitigating environmental impacts from our operations and products, and governing and managing our business in a responsible manner, are at the heart of our approach to sustainability and responsible business matters.
Mitigating environmental impacts encompasses actions taken to minimize resource consumption and greenhouse gas (“GHG”) emissions, manage materials and waste in our own operations, and provide customers with innovative products and solutions that help them minimize their own energy and water use, carbon footprint, and waste. We are working to shrink the carbon footprint of our operations, and we seek to minimize, and, where possible, eliminate waste through source reduction and recycling. Throughout our global facilities we implement processes, procedures, and policies to track and mitigate environmental impacts. We also solicit local teams to identify action plans for the conservation of energy and water, and the reduction of GHG emissions.
Governing and managing our business in a responsible manner includes, but is not limited to, encouraging inclusion, respecting human rights, developing our employees, implementing data privacy and cybersecurity measures, establishing policies, procedures, and codes of conduct that spell out expectations for our own behavior and that of our suppliers, and working to protect the interests of our company, stockholders, and other stakeholders.
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
E&I is a leading provider of switchgear, busway and modular power units serving data center and commercial and industrial customers in Europe, Middle East, and America. The combination broadened our power infrastructure portfolio, expanded our services opportunities by providing additional upfront project start-up and ongoing maintenance services, and now enables us to offer complete integrated power and modular solutions. Additionally, this acquisition strengthens our participation with large customers as well as gain new customers, including Hyperscale cloud providers, as we have an expanded portfolio of products and services to offer customers more flexible and scalable power deployment options. We continued to integrate E&I into our business during 2023.
Outstanding Warrants
Simultaneously with the closing of the IPO of GSAH in June 2018 (prior to the Business Combination in 2020), GSAH closed the private placement of an aggregate of 10,533,333 warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company (the “Sponsor”), at a price of $1.50 per Private Placement Warrant, generating proceeds of $15.8.
The Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders. On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. As of December 31, 2023, there are 5,266,667 Private Placement Warrants outstanding.
Related Agreements
Amended and Restated Registration Rights Agreement
On the closing date of the Business Combination, we entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), with the initial stockholders [of GSAH], VPE Holdings, LLC, an affiliate of Platinum Equity Advisors, LLC (the "Vertiv Stockholder"), and certain other investors, including entities affiliated with our Executive Chairman (collectively, the “RRA Parties”), pursuant to which the RRA Parties are entitled to registration rights in respect of certain shares of Vertiv’s Class A common stock and certain other of our equity securities that are held by the RRA Parties from time to time.
The Vertiv Stockholder and certain other RPA Parties, including an entity controlled by our Chairman (the "Cote Sponsor Member") is entitled to make up to two demand registrations in any 12 month period in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds, applicable lock-up restrictions and certain other conditions. In addition, the RRA Parties have certain “piggy-back” registration rights. The Registration Rights Agreement includes customary indemnification and confidentiality provisions. We will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement.
On February 7, 2020, we filed a registration statement on Form S-1, as amended (the “Registration Statement on Form S-1”), to meet our obligations under the Registration Rights Agreement. The Vertiv Stockholder sold shares of our Class A common stock in the following secondary offerings: (i) 26.0 million shares in August 2020; (ii) 18.0 million shares in November 2020; (iii) 23.1 million shares in November 2021; and (iv) 20.0 million shares in August 2023.

Stockholders Agreement
On the closing date of the Business Combination, the Company, the Cote Sponsor Member, the Vertiv Stockholder, and certain other members entered into a Stockholders Agreement (the “Stockholders Agreement”).
Pursuant to the Stockholders Agreement, the Vertiv Stockholder has the right to nominate up to four directors to our Board of Directors, subject to its ownership percentage of the total outstanding shares of Class A common stock. If the Vertiv Stockholder holds: (i) 30% or greater of the outstanding Class A common stock, it will have the right to nominate four directors (two of which must be independent); (ii) less than 30% but greater than or equal to 20% of the outstanding Class A common stock, it will have the right to nominate three directors (one of which must be independent); (iii) less than 20% but greater than or equal to 10% of the outstanding Class A common stock, it will have the right to nominate two directors; (iv) less than 10% but greater than or equal to 5% of the outstanding Class A common stock, it will have the right to nominate one director; and (v) less than 5% of the outstanding Class A common stock, it will not have the right to nominate any directors. As long as the Vertiv Stockholder has the right to nominate at least one director, the Vertiv Stockholder shall have certain rights to appoint its nominees to committees of the Board of Directors and we shall take certain actions to ensure the number of directors serving on the Board of Directors does not exceed nine without the Vertiv Stockholder’s agreement. In addition, the Stockholders Agreement provides that so long as we have either of the Executive Chairman or the Chief Executive Officer as a named executive officer, we shall take certain actions to include such Executive Chairman or the Chief Executive Officer on the slate of nominees recommended by the Board of Directors for election. The Stockholders Agreement also provides that, for so long as the Vertiv Stockholder holds at least 5% of our outstanding Class A common stock, the Vertiv Stockholder will have the right to designate an observer to attend meetings of the Board, subject to certain limitations. Following a sale of Class A common stock on August 8, 2023, the Vertiv Stockholder' holdings of our outstanding Class A common stock dropped to less than 5%.
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
This Annual Report contains some of our trademarks, service marks and trade names, including, among others, Vertiv, Liebert, NetSure, Geist, Energy Labs, E&I, Albér, and Avocent. Each one of these trademarks, service marks or trade names is either (1) our registered trademark, (2) a trademark for which we have a pending application, or (3) a trade name or service mark for which we claim common law rights. All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report are presented without the TM, SM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our respective rights or the rights of the applicable licensors to these trademarks, service marks and trade names.
Upon the written request of any record holder or beneficial owner of Common Stock entitled to vote at the Annual Meeting, we will, without charge, provide a copy of our Annual Report, including the financial statements and the financial statement schedules, for the fiscal year ended December 31, 2023, as filed with the SEC. Requests should be directed to ir@vertiv.com.

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
Our backlog consists of the value of product and service orders for which we have received a customer purchase order or purchase commitment and which have not yet been delivered. As of December 31, 2023 and 2022, Vertiv’s estimated combined order backlog was $5,526.7 and $4,754.4, respectively. The majority of our combined backlog is considered firm and expected to be delivered within one year. Our customers have the right in some circumstances, usually with penalties or termination consequences, to reduce or defer firm orders in backlog. If customers terminate, reduce or defer firm orders, the revenue we expect to generate from our backlog or, if realized, may not be fully realized. Additionally, because of our significant backlog, there may be significant delays between the time that we alter the prices we charge customers for our offerings and new orders and the time such price changes are reflected in our financial results.
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
Large companies, such as communication network and cloud/hyperscale and colocation data center providers, comprise a material portion of our customer base and generally have greater purchasing power than smaller entities. Accordingly, these customers often require more favorable terms and conditions in their contracts with us. Consolidation among such large customers could further increase their buying power and ability to require onerous terms. In addition, these customers may impose substantial penalties for any product or service failures caused by us or the failure by us to timely deliver products ordered by those customers. As we seek to sell more products to such customers, we may be required to agree to such terms and conditions more frequently, which may include terms that affect the timing of our cash flows and ability to recognize revenue, and could have an adverse effect on our business, results of operations and financial condition.
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
Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. Such contracts are also subject to various laws and regulations that apply to doing business with governmental entities, such as country-specific sourcing requirements. The laws relating to government contracts may differ from other commercial contracting laws and our government contracts may contain pricing and other terms and conditions that are less favorable to the Company than those in commercial contracts.
We have, and we intend to continue pursuing, long-term, fixed-price contracts (including long-term, turnkey projects). Our failure to mitigate certain risks associated with fulfillment of such contracts may result in excess costs and penalties.
Long-term, fixed-price contracts (including but not limited to turnkey projects) may have a duration greater than twelve months that involve substantial risks, which may result in excess costs and penalties. These fulfillment risks include but are not limited to:
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
We encounter competition from numerous and varied competitors targeting all areas of our business on a global and regional basis. We compete with other providers primarily on the basis of our technology, reliability, quality, price, service and customer relationships. A significant element of our competitive strategy is focused on delivering reliable, high-quality products and solutions at the best relative global cost. If our products, services, and cost structure do not enable us to compete successfully based on any of those criteria, we may experience a decline in product sales and a corresponding loss of customers.
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
In accordance with industry practice, for certain project opportunities we are required to provide guarantees, including bid-bonds, advance payment and performance guarantees. Some customers require these guarantees to be issued by a financial institution, and historic global financial conditions have in the past, and may in the future, make it more difficult and expensive to obtain these guarantees. If we cannot obtain such guarantees on commercially reasonable terms or at all, we could be prevented from bidding on or obtaining such large project contracts, or our costs for such contracts could be higher and, in either case, could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Our Business Operations
We are subject to various changes in costs of production, including some that are beyond our control, the impacts of which may be exacerbated if we fail to properly manage our supply chain and inventory.
Our operations, particularly our manufacturing and service operations, depend on the availability and prices of raw materials, components, products and services from third-party suppliers, and such suppliers’ ability to timely deliver the quantities and quality required at reasonable prices. Additionally, our operations depend on our ability to accurately anticipate these needs and prices. We have a large number of providers to support our global operations and breadth of offerings. In addition, certain of our suppliers are also competitors with us in one or more parts of our business and those suppliers may decide to discontinue business with us. As described in our prior filings, at times in the past we did not accurately anticipate the magnitude of inflationary increases in costs of our materials, freight and labor, as a result of which such cost increases were not immediately reflected in the prices for our offerings. Other supply chain issues that we historically have faced, and may face in the future include, but are not limited to, the following:
•Volatility in the supply or price of raw materials, freight and labor. Our products rely on a variety of raw materials and components, including steel, copper, aluminum and various electronic components. We may experience a shortage of, or a delay in receiving, such materials or components because of strong demand, supplier constraints or other operational disruptions. Moreover, prices for some of these materials and components have historically been volatile and unpredictable. We also rely upon labor and third-party freight services to produce and deliver our offerings to our customers. In the past few years, we experienced significant increases in material, freight and labor costs. If we are unable to secure necessary supplies at reasonable prices or acceptable quality, we may be unable to manufacture products, fulfill service orders or otherwise operate our business. We may also be unable to offset unexpected increases in material and component costs with our own price increases without suffering reduced volumes, revenues or operating income.
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
We believe that our future success will depend in part upon our ability to anticipate technology shifts, such as the growth in artificial intelligence, and to enhance and develop new products and services that meet or anticipate such technology changes. Any such developments will require continued investment in engineering, capital equipment, marketing, customer service and technical support. For example, we will need to anticipate potential market shifts to more efficient products, alternative power architectures, cooling technologies (such as liquid cooling) and energy storage that could diminish the demand for our existing offerings or affect our margins.
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
We rely on our information systems and those of third parties for processing customer orders, shipping products, billing our customers, tracking inventory, supporting finance and accounting functions, financial statement preparation, payroll services, benefit administration and other general aspects of our business. These information systems, including sensitive data stored through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties, may be vulnerable to attack or breach. Any such attack or breach could compromise such information systems, resulting in fraud, ransom attack or theft of our, or our customers', proprietary or sensitive information which could be accessed, publicly disclosed, misused, stolen or lost. This could impede our sales, disrupt or prevent manufacturing, distribution or other critical functions or harm our customers, and the financial costs we could incur to eliminate or alleviate these security risks could be significant and may be difficult to anticipate or measure. Moreover, such a breach could cause reputational and financial harm and subject us to liability to our customers, suppliers, business partners or any affected individual.
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
The manner in which a customer implements or operates the products they purchase from us may be contrary to information security or cybersecurity industry best practices or manuals regarding use. Such implementation or improper use may lead to a cybersecurity breach and, regardless of whether the breach is attributable to our products or services, the market perception of the effectiveness of our products or services could be harmed.
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
Unanticipated changes in domestic or global tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could cause increased variability in our effective tax rate and impact our financial performance.
Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates or other regulatory actions regarding taxes including the implementation of any global minimum tax for corporations, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly impact our effective income tax rate in the future. Our effective tax rate in any given financial reporting period may be materially impacted by mix and level of earnings or losses by jurisdiction as well as the discrete recognition of taxable events and exposures. Further, changes in tax laws and rates or other regulatory actions may significantly impact the positions taken with regard to tax contingencies and we may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties. We are regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult and may lead to unpredictability in our tax estimates. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made and may have negative impacts on future periods as well. Additionally, actions brought by such foreign taxing authorities could impact our licenses, permits, or certifications in that jurisdiction, which could affect our ability to operate in that jurisdiction. If we lost our ability to operate in jurisdictions, especially those where we have manufacturing facilities, our results of operations and financial performance could be materially impacted.
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
The global scope of our operations, especially in emerging markets, poses specific risks and challenges with respect to operations, compliance with laws and enforcement of consistent company-wide standards and procedures.
As of December 31, 2023, we employed approximately 27,000 people globally and had manufacturing facilities in the Americas, Asia Pacific and Europe, Middle East & Africa. We generate substantial revenue outside of the US, including sales in emerging markets, and expect that foreign revenue will continue to represent a significant portion of our total revenues. In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries, as well as, contractual labor requirements with unions in countries where we operate with local labor unions. We also must communicate and monitor company-wide standards and directives across our global network. Our failure to successfully manage our geographically diverse operations and our contractual and regulatory obligations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with company-wide standards and procedures.
Serving a global customer base requires that we place more materials, production and service assets in emerging markets to capitalize on market opportunities and maintain our cost position. Newer geographic markets may be relatively less profitable due to the investments needed to enter such markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rates associated with some of those markets. Operations in emerging markets can also present risks that are not encountered in countries with well-established economic and political systems, including:
•changes or instability in a region’s economic or political conditions, including actual or anticipated military or political conflicts, could make it difficult for us to anticipate future business conditions, cause operational delays, complicate permitting and other regulatory matters and make our customers less willing to make cross-border investments;
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
•trade regulations, tariffs, boycotts and embargoes, which could impair our ability to obtain materials necessary to fulfill contracts, pursue business or establish operations in such countries;
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
Our ability to realize the expected synergies and benefits of the Acquisition include, among other things, our ability to complete the timely integration of operations and systems, organizations, standards, controls, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of us and E&I, our ability to minimize the diversion of management attention from ongoing business concerns during the integration process, our ability to retain the service of key management and other key personnel, our ability to maintain customer, supplier and other important relationships and resolve potential conflicts that may arise, the risk that certain customers and suppliers will opt to discontinue business with the combined business or exercise their right to terminate their agreements, the risk that E&I may have liabilities that we failed to or were unable to discover or were unable to quantify in the course of performing due diligence and we may not be indemnified for any of these liabilities, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination; and difficulties in managing the expanded operations of a significantly larger and more complex combined business.
With any acquisition or divestiture, we may encounter unexpected integration or divestiture-related costs, fail to realize all the benefits anticipated or be subject to other factors that adversely affect preliminary estimates. In addition, even if the operations of the two businesses are integrated or divested successfully, the full benefits of the acquisition or divestiture may not be realized, including the synergies, cost savings or sales or growth opportunities that we expect. The occurrence of any of these events, individually or in combination, could have a material adverse effect on the combined or remaining business’s financial condition and operating results.
Additionally, achieving benefits of any acquisition or divestiture may require certain related one-time costs, charges and expenses, which may be material and have not yet been quantified. We expect to incur significant, non-recurring costs in connection with consummating acquisitions or divestitures, combining the operations of target companies or separating the operations of divested businesses, and achieving desired synergies and cost savings. These fees and costs may be substantial. No assurances can be made that the costs of achieving the anticipated cost synergies will not rise materially, or that synergies will be realized in the amounts expected, in the timeframes we currently anticipate, or at all. We can provide no assurance that we will be successful in generating growth, maintaining or increasing our cash flows or profitability or achieving cost savings and revenue enhancements in connection with the items reflected by these adjustments, and our inability to do so could have a material adverse effect on our business, cash flows, results of operations and financial position.
Our operations depend on production facilities, including the expansion of existing facilities and opening of new facilities, throughout the world, which subjects us to varying degrees of risk of disrupted production.
We operate manufacturing facilities worldwide and continue to expand and open new facilities in different locales. Our manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, shortages in suppliers, components and parts, war, political unrest, terrorist activity, economic upheaval, changes in governmental regulations, government mandated shutdowns or shelter in place orders, or public health concerns. Some of these conditions are more likely in certain geographic regions in which we operate. Any such disruption could cause delays in the manufacture and/or shipments of products, performance of services, and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.

The invasion of Ukraine by Russia and resulting sanctions by the U.S., European Union and other countries have contributed to inflation, market disruptions and increased volatility in commodity prices more acutely in the U.S. and Europe and a slowdown in global economic growth.
The invasion of Ukraine by Russia in February 2022 and resulting sanctions have had a broad range of adverse impacts on global business and financial markets, some of which have had and may continue to have adverse impacts on our business. These include increased inflation, significant market disruptions and increased volatility in commodity prices. Although the duration and extent of the ongoing military conflict is highly unpredictable, and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results. Further, the conflict between Russia and Ukraine could lead to future additional disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threaten additional sanctions and controls. While it is difficult to anticipate the duration and extent of the ongoing military conflict, or the impact the continuing conflict and commensurate sanctions and penalties may have on our operations, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, such as additional restrictions on energy supplies from Russia to countries in the region, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.
Legal and Regulatory Risks
Future legislation and regulation governing Internet-related services, other related communications services and information technologies could disrupt our customers’ markets resulting in declines in sales volume and prices of our products and otherwise have an adverse effect on our business operations.
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
There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. For example, a former U.S. administration previously called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Other administrations could take a different approach to U.S. foreign trade policy, so there remains uncertainty as to whether, trade between the U.S and other countries, including countries in which we operate, may be impacted by these policy shifts. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. Tariffs implemented on our products (or on materials, parts or components we use to manufacture our products) have in the past increased the cost of our products manufactured in the U.S. and imported into the U.S. If additional tariffs or trade restrictions are implemented on our products (or on materials, parts or components we use to manufacture our products) by the U.S. or other countries, the cost of our products manufactured in countries such as China and Mexico and imported into the U.S. or other countries in which we operate could increase further. We expect to continue to pass along some of these costs to our customers, but the increased cost could adversely affect the demand for products. These cost increases could adversely affect the demand for our products and/or our profitability, which could have a material adverse effect on our business and our earnings.
We are subject to risks related to legal claims and proceedings filed by or against us, and adverse outcomes in these matters may materially harm our business.
We are subject to various claims, disputes, investigations, demands, arbitration, litigation, or other legal proceedings. Legal claims and proceedings may relate to labor and employment matters, commercial contracts, intellectual property, disputes with customers and suppliers, product liability or defects, environmental, health and safety matters, property damage, theft, personal injury, fiduciary duties of our directors and officers, securities matters, and various other matters. Legal matters are inherently uncertain, and we cannot predict the duration, scope, outcome or consequences. In addition, legal matters are expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have an adverse effect on our business, results of operations and financial condition.
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
If we fail to comply with applicable environmental, health and safety laws and regulations, we may face administrative, civil or criminal fines or penalties, the suspension or revocation of necessary permits, and requirements to install additional pollution controls. Furthermore, current and future environmental, health and safety laws, regulations and permit requirements could require us to make changes to our operations or incur significant costs relating to compliance. For example, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have been responding to these issues. Under the current administration, the Department of Justice stated its intent to bolster its enforcement of and responses to environmental law violations by corporations, including an increased emphasis on pursuing criminal prosecutions for environmental violations. Similarly, in March 2021, the SEC formed the Climate and ESG Task Force, which monitors climate-related and other ESG disclosures in public company filings. The increased focus on environmental sustainability may result in new regulations and customer requirements, or changes in current regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition.
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
We are subject to risks related to increasing visibility and emphasis placed on various environmental, social and governance (ESG)-related metrics and goals, as well as any failure to achieve ESG-related goals that we establish.
Businesses including ours are facing increasing scrutiny in ESG-related areas, including renewable resources, environmental stewardship, supply chain management, climate change, safety, diversity, equity and inclusion (DEI), workplace conduct, human rights, philanthropy and support for local communities. If we fail to meet applicable standards or expectations with respect to these issues across all of our services and in all of our operations and activities, including the expectations we set for ourselves, our reputation and brand image could be damaged, and our business, financial condition and results of operations could be adversely impacted.
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
As of December 31, 2023, we had total goodwill and net intangible assets of $3,003.2 which constituted approximately 38% of our total assets in the aggregate. We assess goodwill and indefinite lived assets for impairment annually, and we conduct an interim evaluation of definite lived and indefinite lived assets whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of goodwill and net intangible assets will depend on the future cash flows of the businesses to which they relate. If we are not able to realize the value of the goodwill and net intangible assets, this could adversely affect our results of operations and financial condition, and also result in an impairment of those assets.
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
As of December 31, 2023 management has concluded that the Company’s internal control over financial reporting was effective. Notwithstanding this conclusion, we have had material weaknesses in the past, and we cannot assure you that we will not additional material weaknesses in our internal control over financial reporting in the future.
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
We have debt, including existing outstanding indebtedness under the Term Loan Facility (as defined herein). As of December 31, 2023, we had approximately $2,118.1 of senior secured indebtedness outstanding under the Term Loan Facility, $850.0 of Senior Secured Notes due 2028 (the “Notes”) outstanding and $554.0 of undrawn commitments (which undrawn commitments are available subject to customary borrowing base and other conditions), and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries) under the ABL Revolving Credit Facility (as defined herein) (net of letters of credit outstanding in the aggregate principal amount of $16.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility), which, if drawn would constitute senior secured indebtedness.
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
Despite our current levels of indebtedness, we have the ability to incur more indebtedness, which could further intensify the risks described above.
We may be able to incur additional debt in the future and the terms of the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes will not prohibit us from doing so subject to certain limitations. We have the ability to draw upon the undrawn portion of our $570.0 ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries) and the ability to increase the aggregate availability thereunder by up to $30.0 (subject to receipt of commitments and satisfaction of certain other conditions). We also have the ability to draw upon the uncommitted accordion provided under the Term Loan Facility (subject to the receipt of commitments and satisfaction of certain other conditions), which, as of the date of closing of the Term Loan Facility, permitted incremental term loans thereunder or certain equivalent debt outside of the Term Loan Facility documentation of up to (i) the greater of $325.0 and 60% of “Consolidated EBITDA” (as defined in the Term Loan Facility), plus (ii) the sum of all voluntary prepayments, repurchases and redemptions of the Term Loan Facility and certain permitted indebtedness that is secured on a pari passu basis with the Term Loan Facility, in each case, to the extent not financed with the incurrence of certain additional long-term indebtedness, plus (iii) an unlimited amount so long as, on a pro forma basis (x) with respect to indebtedness secured on a pari passu basis with the Term Loan Facility, the “Consolidated First Lien Net Leverage Ratio” (as defined in the Term Loan Facility) of Vertiv Group (as defined herein) and its restricted subsidiaries would not exceed 3.75:1.00 and (y) with respect to indebtedness incurred outside of the Term Loan Facility documentation and secured on a junior basis with the Term Loan Facility or unsecured, the “Consolidated Total Net Leverage Ratio” (as defined in the Term Loan Facility) of Vertiv Group (as defined herein) and its restricted subsidiaries would not exceed, subject to certain exceptions, 5.25:1.00. If new debt is added to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our respective debt obligations. In addition, the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
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
Our ability to comply with the covenants and restrictions contained in the credit agreements governing the Senior Secured Credit Facilities, the indenture governing the Notes and any future debt agreements, may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants and restrictions in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy, among other factors. The breach of any of these covenants or restrictions could result in a default under the credit agreements governing the Senior Secured Credit Facilities, the indenture governing the Notes or any future debt, including as a result of a cross-default, that would permit the applicable note holders or lenders to terminate any outstanding commitments and declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, the applicable borrowers may be unable to borrow under the Senior Secured Credit Facilities, the Notes, or any future debt, may not be able to repay the amounts due under the Senior Secured Credit Facilities, the Notes, or any future debt, may not be able to make interest payments on the Senior Secured Credit Facilities of the Notes and may not be able make cash available to us, by dividend, debt repayment or otherwise, to enable us to make payments on any future debt, meet other corporate needs or pay dividends. In addition, the lenders under the Senior Secured Credit Facilities, the noteholders of the Notes or any future secured debtholder, could proceed against the collateral securing that indebtedness. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.
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
As of February 16, 2024, the Vertiv Stockholder beneficially owned approximately 2.1% of our outstanding Class A common stock. As long as the Vertiv Stockholder owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) or Bylaws (the “Bylaws” and, together with the Certificate of Incorporation, the “Organizational Documents”), or the approval of any merger or other significant corporate transaction, including a sale of all or substantially all of our assets. The Vertiv Stockholder’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock. Because our Certificate of Incorporation opts out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) regulating certain business combinations with interested stockholders, the Vertiv Stockholder may transfer shares to a third party by transferring their common stock without the approval of our Board or other stockholders, which may limit the price that investors are willing to pay in the future for shares of our common stock. As of February 16, 2024, and pursuant to the Stockholders Agreement entered into by and among the Company, the Sponsor Members and the Vertiv Stockholder, the Vertiv Stockholder does not have the right to nominate any directors to our Board.
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
As of December 31, 2023, we had Warrants to purchase an aggregate of 5,266,667 shares of our Class A common stock outstanding. To the extent these outstanding Warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to the then-existing holders of Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Class A common stock.
The valuation of our Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).
The change in fair value of our Warrants is primarily the result of changes in our stock price and Warrants outstanding at each reporting period. The Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding Warrants issued in connection with GSAH's initial public offering. Significant changes in our stock price or number of Warrants outstanding may adversely affect our net income (loss) in our consolidated statements of earnings (loss).
General Risk Factors
Global macroeconomic conditions, including economic weakness and uncertainty in the areas in which we operate, could adversely impact our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Overview
The Company, its management and its Board understand the critical importance of cybersecurity in maintaining the trust, confidence and support of customers, employees, and other stakeholders. The Company, as a supplier of products of critical digital infrastructure technologies to our customers, is reliant on technology and information systems that may comprise part of the products we sell or the services that we provide. As a worldwide business, we have also become increasingly dependent on digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data (including processing customer orders, shipping products, billing our customers, and tracking inventory), communicate with our employees and business partners, and perform other activities related to our businesses. Our evolution into smart products, Internet of Things, business-to-consumer, and e-commerce subjects us to increased cyber and technology risks. The secure operation of our information technology systems and networks and ensuring that we have skilled personnel to assist in ensuring their continued security is critical to our business operations and strategy.
Our cybersecurity program aims to provide a robust, dynamic and secure environment that protects the confidentiality, integrity, and availability of this data. Our cybersecurity program has a fully defined set of documentation that is aimed at identifying, assessing and responding to cybersecurity risks. Our implementation of various internal and external controls and processes, including appropriate internal risk assessment and internal policy implementation, incorporating a risk-based cyber security framework to monitor and mitigate security threats and other strategies to increase security for our information, facilities and infrastructure, is discussed below. In addition, we provide disclosure and discussion with respect to the following facets relating to the Company’s cybersecurity program (a) our risk management processes and overall strategy for addressing cybersecurity threats and incidents within the context of our information systems (each as defined in Item 106 of Regulation S-K); (b) the potential impact of cybersecurity threats on our business strategy, results of operations, and financial condition; and (c) the respective roles of the Board in overseeing, and the Company’s management in assessing and managing, cybersecurity threats and cybersecurity incidents.
Risk Management and Strategy
Processes for Assessing, Identifying, and Managing Cybersecurity Threats: The Company maintains a fully defined set of documentation for assessing, identifying, and managing material risks from cybersecurity threats. We recognize the risk that cybersecurity threats pose to our operations, and cybersecurity is an integral component of our overall enterprise risk management (ERM) strategy. Our cybersecurity framework is aligned with the National Institute of Standards and Technology’s special publication 800-53 and is comprised of the following four main pillars:
Risk Governance: The Company’s cybersecurity program utilizes a cross-functional approach to addressing cybersecurity risks and engages in discussions with the Board (or a committee thereof) and our executive officers accordingly on an as-needed basis. The Company’s cybersecurity processes are implemented to help ensure that the Company’s cybersecurity practices are aligned with the Company’s overall ERM standards and practices. The Company has formed a Cyber Risk Oversight Committee (CROC) to oversee the Company’s cybersecurity program. Our CROC, in turn, communicates any unresolved risks to the Company’s Enterprise Risk Committee (ERC) and the ERC interacts with the Board, the Audit Committee and executive management on a regular interval, or more frequently (if necessary) in regard to such risks. Currently, the CROC is comprised of representatives of our IT department as well as senior leadership, including all direct reports to our CEO. The ERC is comprised of our Chief Legal Counsel, Senior Director of Global Risk Oversight and various heads of regional or global business units and corporate functions, including but not limited to, IT, finance, accounting, legal, and human resources.
Risk Identification: We have developed risk identification and vulnerability management procedures that address the identification, prioritization, and remediation of cybersecurity vulnerabilities. To facilitate this program, the Company has created a risk register to assess and monitor potential risks. As discussed below, the Company uses certain third-party tools to identify and manage cybersecurity vulnerabilities. Each risk in the risk register is monitored by one of our cybersecurity members and updates are reported to the CROC as needed.
Risk Assessment: The Company generally evaluates risks, including cybersecurity risks, based on probability, impact and proximity. As part of its program, the Company conducts formal cybersecurity risk assessment exercises at least bi-annually. The Company has documented processes and protocols in order to delineate unacceptable levels of risk and assess such risks based on a number of factors.
Risk Response: We have developed various playbooks that comprise a comprehensive written incident response plan (collectively, our IRP). This IRP describes the procedures for handling a variety of cybersecurity incidents; categorizes the types of potential cybersecurity incidents and the timeframe for reporting each; establishes cybersecurity incident response levels; provides for the conducting of legally privileged investigations to enable us to meet applicable legal obligations, including possible notification requirements; and outlines the roles and responsibilities for various personnel in the event of a cybersecurity incident, including but not limited to, the process to escalate risks to our Board, Audit Committee and our executive management, as necessary. Incidents with respect to third parties are managed internally using the same basic processes as managing internal cybersecurity incidents.
Third-Party Risk Management: The Company’s comprehensive approach to cybersecurity and its associated risk management framework requires, when applicable, the engagement of certain third parties, which could include law enforcement, vendors, and other software or service providers. The Company leverages substantial technological tools and partners to augment and enable the efforts of its internal cybersecurity team. These third parties assist with various cybersecurity functions including monitoring, threat detection, vulnerability management, network segmentation, mobile device management, data protection, tabletop exercises, semi-annual penetration testing, multi-factor authentication, and threat intelligence.
Education and Awareness: In consultation with our cybersecurity team, we mandate annual cybersecurity awareness training for Company personnel, and regularly conduct simulated phishing attacks as a means to equip them with effective tools to detect and address cybersecurity threats as well as to communicate our evolving cybersecurity policies, standards, processes, and practices in the context of its information systems.
Impact of Cybersecurity Threats: To date, there have been no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or have been reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition.
Governance
Board Oversight of Risks from Cybersecurity Threats: The Board is ultimately responsible for the oversight of risks from cybersecurity threats and collaborates with the Audit Committee of the Board and the ERC in these oversight responsibilities. The responsibilities of the ERC include participating and collaboration with the CROC to oversee policies and management systems for cybersecurity matters, overseeing the identification, assessment and response to cybersecurity risks, maintaining and implementing our IRP, and communicating on a regular interval, or more frequently (if necessary) with the Board, the Audit Committee and executive management in regard to such risks. The Company's processes call for prompt and timely notifications and updates to the Board and the Audit Committee, as applicable and as necessary depending on the nature and severity of the incident, in connection with any cybersecurity incidents that may occur. In addition, the Board, the Audit Committee, and the ERC receive regular presentations and reports on cybersecurity matters that address the full range of cybersecurity topics discussed herein. Further, on a periodic basis, the Board and/or Audit Committee and the ERC also discuss our cybersecurity programs and processes with our Chief Information Officer (CIO) and Chief Information Security Officer (CISO).
Management’s Role in Assessing and Managing Cybersecurity Threats: Management’s role in assessing and managing our material risks from cybersecurity threats is documented in the Company’s IT and Cybersecurity Risk Management Strategy Plan (our Cybersecurity Plan), and our processes for identifying, assessing, prioritizing, and remediating vulnerabilities are documented via our Cybersecurity Plan (and the documents referenced therein) and our IRP. Our management cybersecurity team consists of all of the direct reports to our CEO, including our CIO, as well as dedicated cybersecurity personnel – including without limitation, our CISO, multiple cybersecurity engineers and other business level stakeholders. Although there is overlap between the CROC and our management cybersecurity team, the CROC is intended to function as a proactive group to assess and treat risks prior to an incident occurring and the cybersecurity management team is tasked with responding to threats or incidents. In connection with and pursuant to our enterprise risk management plan, our cybersecurity team, the CROC and our ERC work collaboratively across the Company to implement programs and processes designed to protect our information system from cybersecurity threats, assess and manage risks arising from any such threats, and to promptly respond to cybersecurity incidents.
Upon the discovery of a potential or actual cybersecurity incident, the detecting party is obligated to inform the CISO, or deputy CISO if the CISO is unavailable, as an initial step. We also employ the services of an outside vendor that is tasked with contacting the CISO, or the CISO’s delegee, upon learning of an incident. Subsequently, our CISO will guide the initial analysis of the cybersecurity incident, and depending on the nature of the incident, these cybersecurity incidents may be escalated to our CIO and above according to the guidelines set forth in the IRP. Analysis of the potential impact of the cybersecurity incident is one of the primary objectives of our initial response. Once the severity level and appropriate management protocol for responding to the cybersecurity incident have been determined in accordance with our Cybersecurity Plan and IRP, the CIO, or the CIO's delegee, may elevate the incident to the CEO, Chief Legal Counsel, Board, and Audit Committee as needed (depending on the nature and severity of the incident) for further investigation and response, including for an assessment of materiality. Depending on the nature of the incident, the CIO or Chief Legal

Counsel will coordinate a notification and communications plan and event analysis across the appropriate teams, which may involve updates to our cybersecurity management team, the Board, the Audit Committee, the ERC and the CROC.
Relevant Expertise of Management: Our CISO has more than 20 years of intelligence, information technology and cybersecurity experience, and holds a Masters degree in the area of Cybersecurity and Information Sciences from The Pennsylvania State University. His prior roles include senior level positions in Defense, Financial Services and High Technology industries. Our CIO has more than 30 years of information technology and cybersecurity experience at various levels. She holds an executive MBA from the Quantic School of Business and Technology, a Graduate Certificate in SAP from Central Michigan University, a Masters in computer information systems from Grand Valley State University and a BA from the University of Michigan. Her prior roles include positions as Chief Information Officer and Vice President of Information Technology and Digital Office of Adient plc, a global automotive seating manufacturer, and Chief Information Officer and Vice President of Information Technology, Power Solutions of Johnson Controls.
Item 2. Properties
Our principal executive offices are located at 505 N. Cleveland Ave., Westerville, Ohio 43082. We maintain offices and manufacturing facilities at approximately 300 locations in over 40 countries. We are a lessee under a number of operating leases for certain real properties and equipment, none of which are individually material to our operations. Management believes that the existing manufacturing facilities are adequate for our operations and that the facilities are maintained in good condition. We do not anticipate difficulty in renewing leases as they expire or in finding alternative facilities.
Item 3. Legal Proceedings
With the exception of the below, we are not a party to any material, pending legal proceedings or claims at December 31, 2023. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourself. We consider settlement of cases when, in management’s judgment, it is in the best interests of both Vertiv and its shareholders to do so.
On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. On December 31, 2021, the parties entered into a settlement agreement on ordinary and customary terms, settling all of the disputes between them. As of December 31, 2022 the settlement was recorded in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet. The settlement was paid in the third quarter of 2023.
On May 3, 2022, a putative securities class action, In re Vertiv Holdings Co Securities Litigation, 22-cv-3572, was filed against Vertiv, certain of the Company’s officers and directors, and other defendants in the Southern District of New York. Plaintiffs filed an amended complaint on September 16, 2022. The amended complaint alleges that certain of the Company’s public statements were materially false and/or misleading with respect to inflationary and supply chain pressures and pricing issues, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. These claims are asserted on behalf of a putative class of all persons and entities that (i) purchased Vertiv securities between February 24, 2021 and February 22, 2022; and/or (ii) purchased Vertiv securities in or traceable to the November 4, 2021 secondary public offering by a selling stockholder pursuant to a resale registration statement. On January 31, 2024, the Court issued an order dismissing the claims under Sections 11, 12(a)(2), and 15 of the Securities Act. The motion to dismiss the claims under Sections 10(b) and 20(a) of the Exchange Act remains pending.

On June 9, 2023, two Vertiv shareholders, Matthew Sullivan and Jose Karlo Ocampo Avenido, brought a derivative lawsuit, Sullivan v. Johnson, et al., C.A. No. 2023-0608, against Vertiv (as nominal defendant only) and certain of the Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. The complaint alleges that certain of the named directors and officers caused the Company to issue materially false and/or misleading public statements with respect to inflationary and supply chain pressures and pricing issues, and that the Company suffered damages as a result. This action has been stayed since August 10, 2023, pending the securities class action.
We believe we have meritorious defenses against the allegations made in the aforementioned lawsuits, which are at the preliminary stages. However, we are unable at this time to predict the outcome of these matters or the amount of any cost associated with their resolution.
In November 2023, following the filing of the actions described above, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) and a parallel request for documents from the U.S. Attorney’s Office for the Southern District of New York, which relate to the allegations made in the class action complaint and derivative action. The Company is actively responding to these matters.
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. SAT claimed its basis for the suspension was a failure by TDP to provide sufficient evidence of the export of goods temporarily imported at required levels under Mexico's Manufacturing, Maquila and Export Services Industries Program ("IMMEX Program"). The Company and TDP has disputed SAT’s position throughout the customs tax audit, through the filing of various petitions and appeals with appropriate documentation evidencing the complete and timely export of the goods temporarily imported during the audit period. TDP has accepted a proposal from SAT to close the audit by making payments and fees totaling approximately $10.1 which has been recorded in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets as of December 31, 2023. The Company intends to seek reimbursement of this amount as an undue payment in the near future from SAT, for which the outcome is currently unknown and no receivable has been established. Furthermore, the Company remains subject to other customs tax audits concerning other facilities located within Mexico. While we cannot predict with certainty the outcome of other assessments, based on currently known information, we believe a risk of loss, if any, is not currently estimable. Accordingly, no further reserve for loss contingency has been recorded in the Company's financial statements as of December 31, 2023 related to these other matters. In February of 2024 $5.2 was paid to SAT in connection with the accepted proposal.
We are unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution.
As of December 31, 2023, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock currently trades on the NYSE under the symbol “VRT”.
Holders of Common Stock
As of February 16, 2024, there were 19 holders of record of the Company's common shares. Such number does not include DTC participants or beneficial owners holding shares through nominee names.
Cash Dividends
On November 29, 2023, we declared a dividend of $0.025 per share, paid on December 27, 2023 to our shareholders of record, as of December 11, 2023. We are a holding company without any direct operations and have no significant assets other than our ownership interest in Vertiv Holdings. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the Senior Secured Credit Facilities and agreements with respect to any of our other outstanding indebtedness.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities; Repurchases of Securities
On November 29, 2023, the Board of Directors of the Company approved a stock repurchase program, which authorizes the repurchase of shares of Company Class A common stock in an aggregate amount of up to $3.0 billion through December 31, 2027. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares of Class A common stock and the Board's authorization of the program may be modified, suspended or discontinued at any time. The Company did not repurchase any shares of Class A common stock during the fourth quarter of 2023.

Stock Performance Graph
The following graph provides a comparison of the cumulative total stockholder return on our common stock from December 31, 2018 through December 31, 2023 to the returns of the S&P MidCap 400 and Russell 1000. The graph assumes that $100 was invested on December 31, 2018 in our Class A common stock and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Company / Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Vertiv Holdings Co.	100.0	112.6	190.6	255.0	139.6	491.2
S&P MidCap 400 Index	100.0	126.2	143.4	179.0	155.6	181.2
Russell 1000 Index	100.0	131.4	159.0	201.0	162.6	205.7
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
We have omitted the discussion on our results of operations for the year ended December 31, 2021 which discussion was previously included in Item 7 of our 2022 Annual Report on Form 10-K, filed with the SEC on February 27, 2023.
Overview
We are a global leader in the design, manufacturing and servicing of critical digital infrastructure technology that powers, cools, deploys, secures and maintains electronics that process, store and transmit data. We primarily provide this technology to data centers, communication networks and commercial & industrial environments worldwide. We aim to help create a world where critical technologies always work, and where we empower the vital applications of the digital world.
Key Developments
Below is a summary of selected key developments affecting our business in 2023:
•Stock Repurchase Program: As discussed in Item 5, on November 29, 2023, the Company announced authorization of a stock repurchase program of up to $3.0 billion through December 31, 2027. Repurchases of shares of the Company’s Class A common stock under the program may be made from time to time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise, including in compliance with Rule 10b-18. The specific timing of any repurchases will be determined in management's discretion and will depend on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares of Class A common stock and the Board's authorization of the program may be modified, suspended or discontinued at any time.
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•Capacity Expansion: We have invested in capacity expansion to meet current and anticipated additional customer demand. For example, since acquiring E&I in late 2021, we have approximately doubled our manufacturing capacity for switchgear, busbar and integrated modular solutions by opening new facilities and adding production to existing facilities. We anticipate continuing to invest in having capacity in place globally with the geographic presence that our customers need, the ability to rapidly scale and to ensure resiliency.
•Artificial Intelligence ("AI"): Increased maturity and adoption of AI and high-performance compute is currently impacting the data center industry driving technology innovation and could lead to increased demand. The Company has invested in developing new product, services, and solutions to serve this industry trend, is increasing capacity to support additional demand for AI infrastructure as necessary and we will continue to invest to support additional growth driven by AI.
•Thermal Management Portfolio Expansion - Liquid Cooling: In December of 2023, we acquired CoolTera Ltd., an existing technology partner and provider of coolant distribution infrastructure for data center cooling technology. This acquisition further strengthens advanced cooling technology, deep domain expertise, control systems, and testing for AI and other high density compute cooling requirements to our existing thermal management portfolio.

RESULTS OF OPERATIONS
Year ended December 31, 2023 compared to year ended December 31, 2022

(Dollars in millions)	2023	2022	$ Change	% Change
Net sales	$6,863.2	$5,691.5	$1,171.7	20.6%
Cost of sales	4,462.7	4,075.4	387.3	9.5%
Gross profit	2,400.5	1,616.1	784.4	48.5%
Selling, general and administrative expenses	1,312.3	1,178.3	134.0	11.4%
Amortization of intangibles	181.3	215.8	(34.5)	(16.0)%
Restructuring costs	28.6	0.7	27.9	3,985.7%
Foreign currency (gain) loss, net	16.0	3.7	12.3	332.4%
Other operating expense (income)	(9.9)	(5.8)	(4.1)	70.7%
Operating profit (loss)	872.2	223.4	648.8	290.4%
Interest expense, net	180.1	147.3	32.8	22.3%
Loss on extinguishment of debt	0.5	—	0.5	100.0%
Change in fair value of warrant liabilities	157.9	(90.9)	248.8	(273.7)%
Income tax expense	73.5	90.4	(16.9)	(18.7)%
Net income (loss)	$460.2	$76.6	$383.6	500.8%
Net Sales
Net sales were $6,863.2 in 2023, an increase of $1,171.7, or 20.6%, compared with $5,691.5 in 2022. The increase in sales is primarily due to higher sales volumes and price realization of $470 compared to the prior year, and partially offset by the negative impacts from foreign currency of $43.7. By product offering, critical infrastructure & solutions sales increased $973.8, which included negative impacts from foreign currency of $22.5. Services & spares sales increased $111.4, including the negative impacts from foreign currency of $15.1. Integrated rack solutions sales increased $86.5, including the negative impacts from foreign currency of $6.1.
Excluding intercompany sales, net sales were $3,844.5 in the Americas, $1,527.8 in Asia Pacific and $1,490.9 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $4,462.7 in 2023, an increase of $387.3, or 9.5% compared to 2022. The increase in cost of sales was primarily driven by the impact of higher volumes and increased commodity and logistics costs. Gross profit was $2,400.5 in 2023, or 35.0% of sales, compared to $1,616.1, or 28.4% of sales in 2022. Margin increased primarily due to higher sales volume, pricing actions more than offsetting higher commodity and logistics costs, and improved leverage of fixed costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (or “SG&A”) were $1,312.3 in 2023, an increase of $134.0 compared to 2022. SG&A as a percentage of sales were 19.1% in 2023 compared with 20.7% in 2022. The increase in SG&A was primarily driven by $60.1 of higher commissions in the Americas reportable segment as a result of increased order volume and $41.2 of higher compensation costs due to increased bonus and long-term incentives.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments and other operating expense (income). These remaining other expenses were $216.0 for 2023, which was a $1.6 increase from 2022. The increase was primarily due to a $27.9 increase in restructuring costs, and a $12.3 increase in foreign currency loss, offset by decreased amortization of intangibles of $34.5.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding Private Placement Warrants. The change in fair value of the outstanding Private Placement Warrants during 2023 and 2022 resulted in a loss of $157.9 and a gain of $90.9, respectively. The change in fair value of these warrants was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exercise of 5,266,666 of the Private Placement Warrants in February 2023. As of December 31, 2023 and 2022, there were 5,266,667 and 10,533,333 Private Placement Warrants outstanding, respectively.
Interest expense
Interest expense, net, was $180.1 in 2023 compared to $147.3 in 2022. The $32.8 increase reflects a $72.0 increase due to the Term Loan due 2027, partially offset by a $36.5 decrease due to net settlement payments on our interest rate swaps as described in “Note 12 — Financial Instruments and Risk Management” to the Consolidated Financial Statements. To the extent that interest rates continue to increase, our interest expense will increase as well, although the effect will be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $73.5 in 2023 compared to $90.4 in 2022. The effective rate in 2023 was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and uncertain tax positions, and reflects the impact of non-deductible changes in fair value of the warrant liabilities, as well as a discrete tax adjustment related to legislative changes enacted in the period. In 2022, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and uncertain tax positions, and reflects the impact of non-deductible changes in fair value of warrant liabilities, as well as discrete tax adjustments related to legislation changes enacted in the period.
The tax expense in 2023 was $16.9 lower than 2022 primarily due to the change in mix of income, non-U.S. tax elections and changes in valuation allowances in the U.S. and a discrete tax adjustment related to legislative changes enacted in the period.
Business Segments
The following are business segment results for the years ended December 31, 2023 and 2022. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 14 — Segment Information”, of our Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	December 31, 2023	December 31, 2022	$ Change	% Change
Net sales	$3,844.5	$2,728.6	$1,115.9	40.9%
Operating profit (loss)	958.8	426.1	532.7	125.0%
Margin	24.9%	15.6%
Americas net sales of $3,844.5 in 2023 increased $1,115.9, or 40.9% from 2022. The increase in sales was primarily driven by higher sales volumes and price realization compared to prior year. By product offering, net sales increased in critical infrastructure & solutions by $952.1, integrated rack solutions increased by $95.1, and service & spares increased by $68.7 due to improved customer site availability. Americas net sales were positively impacted from foreign currency of approximately $8.1.
Operating profit (loss) in 2023 was $958.8, an increase of $532.7 compared with 2022. Margin increased primarily due to higher sales volumes and pricing actions in addition to leveraging our fixed costs.

Asia Pacific

(Dollars in millions)	December 31, 2023	December 31, 2022	$ Change	% Change
Net sales	$1,527.8	$1,601.3	$(73.5)	(4.6)%
Operating profit (loss)	248.5	274.4	(25.9)	(9.4)%
Margin	16.3%	17.1%
Asia Pacific net sales of $1,527.8 in 2023 decreased $73.5, or 4.6% from 2022. Sales decreases were primarily driven by slower than expected economic recovery in China and the negative impact of foreign currency of approximately $66.2, which were partially offset by the impact of stronger sales throughout the rest of Asia Pacific. By product offering, net sales decreased in critical infrastructure & solutions by $37.9, integrated rack solutions decreased by $23.6, and service & spares decreased by $12.0.
Operating profit (loss) in 2023 was $248.5, a decrease of $25.9 compared with 2022 mainly driven by decreased volume and the negative impact of foreign currency.
Europe, Middle East & Africa

(Dollars in millions)	December 31, 2023	December 31, 2022	$ Change	% Change
Net sales	$1,490.9	$1,361.6	$129.3	9.5%
Operating profit (loss)	380.0	234.6	145.4	62.0%
Margin	25.5%	17.2%
Europe, Middle East & Africa net sales of $1,490.9 in 2023 increased $129.3, or 9.5% from 2022. Sales increases were evenly driven by higher selling prices and increased volume. Europe, Middle East & Africa net sales were positively impacted by foreign currency of approximately $14.4. By product offering, net sales increased in critical infrastructure & solutions by $59.6, service & spares increased by $54.7, and integrated rack solutions increased by $15.0.
Operating profit (loss) in 2023 was $380.0, an increase of $145.4 compared with 2022. Margin increased primarily due to price realization in addition to leveraging our fixed costs which more than offset inflationary pressures.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $533.8 and $495.9 in 2023 and 2022, respectively. Corporate and other costs increased $37.9 compared to 2022 primarily due to higher compensation costs due to bonus and long-term incentive costs of $23.2 and increased foreign currency loss of $12.3.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $134.6 in 2023. We expect to have capital expenditures (including capitalized software) of $175 to $200 in 2024.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations, lease obligations and other financial instruments. Refer to “Note 6 — Debt”, “Note 7 — Leases”, and “Note 17 — Commitments and Contingencies” of the accompanying consolidated financial statements for more information. In addition, we have uncertain tax positions that are further discussed in “Note 9 — Income Taxes” of the consolidated financial statements. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes, due 2028, with an outstanding principal amount of $850.0 as of December 31, 2023 (the “Notes”), the Term Loan, due 2027, with an outstanding principal amount of $2,118.1 as of December 31, 2023 (the “Term Loan”), and the ABL Revolving Credit Facility, due 2025, providing up to $570.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $30.0, for which none was outstanding as of December 31, 2023 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). See “Note 6 — Debt” of the consolidated financial statements for more detailed discussion of the material terms of the Notes and the Senior Secured Credit Facilities.
At December 31, 2023, we had $780.4 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At December 31, 2023, Vertiv had $554.0 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $16.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
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

Summary Statement of Cash Flows
Year ended December 31, 2023 compared to year ended December 31, 2022

(Dollars in millions)	2023	2022	$ Change	% Change
Net cash provided by (used for) operating activities	$900.5	$(152.8)	$1,053.3	(689.3)%
Net cash provided by (used for) investing activities	(139.1)	(112.1)	(27.0)	24.1
Net cash provided by (used for) financing activities	(247.5)	100.2	(347.7)	(347.0)
Capital expenditures	(127.9)	(100.0)	(27.9)	27.9
Investments in capitalized software	(6.7)	(11.0)	4.3	(39.1)
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $900.5 in 2023, a $1,053.3 increase in cash generation compared to 2022. The change was primarily driven by the improvement in trade working capital from prior year by $515.9 due to our trade working capital initiative, an increase in net income from operations of $383.6, and the non-cash impact of the change in fair value of warrant liabilities of $248.8.
Net Cash provided by (used for) Investing Activities
Net cash used for investing activities was $139.1 in 2023 compared to $112.1 in 2022. The higher use of cash over the comparable period was primarily driven by the acquisition of business for $28.8, increased capital expenditures of $27.9, partially offset by increased proceeds from the disposition of property, plant, and equipment of $12.4, and proceeds from the sale of business of $11.9.
Net Cash provided by (used for) Financing Activities
Net cash used by financing activities was $247.5 in 2023 compared to $100.2 of net cash provided by financing activities in 2022. The change was primarily the result of the year-over-year repayments of $470.0 on the ABL Revolving Credit Facility, $10.7 increase of repayments on the Term Loan in 2023, partially offset by the $100.0 payment under the Tax Receivable Agreement (as defined in “Note 1 — Description of Business and Summary of Significant Accounting Policies” of the accompanying consolidated financial statements) in 2022 which did not repeat in 2023, and a $25.3 increase in net cash received associated with equity-based compensation activity.
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments related to these assets, liabilities, net sales and expenses. We believe these estimates to be reasonable under the circumstances. Management bases its estimates and judgments on historical experience, expected future outcomes, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
•forecasted net sales;
•customer attrition rates;
•royalty rates; and
•discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Different assumptions may result in materially different values for assets acquired and liabilities assumed, which may impact our financial position and future results of operations.
Goodwill
We account for goodwill acquired in a business combination in conformity with current accounting guidance, which does not allow for goodwill to be amortized. We review goodwill for impairment annually in the fourth quarter or when events and circumstances indicate an impairment may have occurred. The impairment assessment for goodwill is performed at the reporting unit level. The Company’s five reporting units are comprised of the Americas; Greater China; India; Southeast Asia, Australia & New Zealand, Japan and South Korea (Asia); and Europe, Middle East & Africa. For segment reporting Greater China, India and Asia are aggregated into one reportable business segment, refer to “Note 14 — Segment Reporting” of the accompanying consolidated financial statements for more information.
We may assess our goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of the reporting unit is greater than it’s carrying value. When performing a qualitative test, we assess various factors including industry and market conditions, macroeconomic conditions and performance of our businesses. If the results of the qualitative assessment indicate that it is not more likely than not that the fair value of the reporting unit is greater than it’s carrying value, a quantitative impairment analysis would be performed to determine if impairment is required. We may also elect to perform a quantitative analysis initially rather than using a qualitative approach.
If a quantitative approach is required or elected, we test goodwill for impairment by comparing the estimated fair value of the reporting units to the related carrying value. The valuation methods used by us to estimate the fair value of each reporting unit include the discounted cash flow approach, the comparable public company approach and the comparable acquisition approach using a weighting of 40%, 40% and 20%, respectively. The discounted cash flow model requires several estimates and assumptions including future sales growth, earnings before interest, taxes, depreciation, and amortization (or “EBITDA”) margins, capital expenditures, a discount rate and a terminal net sales growth rate (the net sales growth rate for the period beyond the years forecasted by the reporting units) for each reporting unit. The comparable public company and comparable acquisition approaches require several assumptions, including EBITDA multiples for comparable companies and transactions that operate in the same markets as our reporting units.
We performed our annual goodwill impairment using the qualitative approach in the fourth quarter for each reporting unit. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of each reporting unit exceeded their carrying value and, therefore, our goodwill was not impaired, and no impairment charges were reported for the year ended December 31, 2023.

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

For agreements with multiple performance obligations, the Company is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements we allocate sales price to each distinct obligation on a relative stand-alone selling price basis. The majority of revenue from arrangements with multiple performance obligations is recognized when tangible products are delivered, with smaller portions for associated installation and commissioning recognized shortly thereafter. Generally, contract duration is short term, and cancellation, termination or refund provisions apply only in the event of contract breach. These provisions have historically not been invoked.
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
Private Placement Warrants
As of December 31, 2023, 5,266,667 Private Placement Warrants remain outstanding. The Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders.
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

In determining the recoverability of deferred tax assets, we give consideration to all available positive and negative evidence including reversals of deferred tax liabilities, projected future income, tax planning strategies and recent trends in financial results. We attach the most weight to historical earnings as they are more objectively verifiable compared to forecasts. In evaluating the objective evidence that historical results provide, we generally consider three years of cumulative income or loss at the jurisdictional taxpayer level as an important factor.
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
Foreign Exchange Rate Risk
We have transactional foreign currency exposures related to buying and selling in currencies other than the local currencies in which we operate. We enter into one-month foreign exchange forwards in order to mitigate exposures such as European Euro, Chinese Yuan, and Great British Pound on the carrying amount of foreign currency-denominated assets, liabilities, commitments and, when applicable, anticipated foreign currency transactions. As of December 31, 2023 we had an insignificant amount of outstanding currency hedges. We have translation exposure resulting from translating the financial statements of foreign subsidiaries into United States Dollars. During 2023, we hedged portions of the net investment in foreign subsidiaries against fluctuations in the European Euro and Chinese Yuan through derivative financial instruments.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. The ABL Revolving Credit Facility, Term Loan, and cash and cash equivalents are exposed to floating interest rates and may impact cash flow. At December 31, 2023, there were no borrowings outstanding under the ABL Revolving Credit Facility and there was an outstanding principal amount of $2,118.1 on the Term Loan, due 2027 with a borrowing rate of 7.97%. At December 31, 2022, there was a $235.0 balance on the ABL Revolving Credit Facility with a weighted-average borrowing rate of 5.85%, and there was an outstanding principal amount of $2,139.8 on the Term Loan, due 2027 with a borrowing rate of 6.89%. Cash and cash equivalents were $780.4 and $260.6 at December 31, 2023 and 2022, respectively. In order to mitigate interest rate risk, we entered into interest rate swap agreements with a notional amount of $1,000.0 that will remain until the maturity of the Term Loan in 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. Based on the outstanding balances of floating rate debt, net of interest rate swap agreements, our annual net interest expense would increase (decrease) in variable interest rates at December 31, 2023 and 2022 by approximately:

Basis point change scenario	December 31, 2023	December 31, 2022
+100	$11.2	$12.0
+200	22.4	23.0
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023 (the end of the period covered by this Annual Report). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment and the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertiv Holdings Co
Opinion on Internal Control Over Financial Reporting
We have audited Vertiv Holdings Co’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vertiv Holdings Co (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
February 23, 2024

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III.
Item 10. Directors, Executive Officer and Corporate Governance
The information required by this Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end of December 31, 2023 (the “Proxy Statement”).
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
10.3**
Form of Stock Option Award Agreement (CEO and L1 Employees) under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.4**
Form of Stock Option Award (all other Employees) under the 2020 Stock Incentive Plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2020).

10.5**	Form of Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2021).
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

10.8**
Form of Restricted Stock Unit Agreement for Certain Recently Hired or Promoted Officers' under the 2020 Stock Incentive plan of Vertiv Holdings Co and its Affiliates (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2023).

10.9**	Form of Special Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2022).
10.10**	Form of Vertiv Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2023)
10.11**	Vertiv Holdings Co Executive Change of Control Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.12**	Vertiv Holdings Co Amended and Restated Executive Employment Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023).
10.13**	Form of Executive Offer Letter (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2020).
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

10.21
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

10.22
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

10.23
Term Loan Credit Agreement, dated as of March 2, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as borrower, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

10.24
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

10.25
Amendment No. 2 to Term Loan Credit Agreement, dated as of June 23, 2023, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding II Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2023).

10.26
Amendment No. 3 to Term Loan Credit Agreement, dated as of December 13, 2023, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding II Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2023)

10.27**
Employment Agreement by and between Vertiv Holdings Co and Stephen Hen I Liang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2021).

10.28**
First Amendment to Employment Agreement dated as of August 5, 2022 by and between Vertiv Holdings Co and Stephen Hen I Liang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2022)

10.29**
Confidential Separation Agreement and General Release and Waiver of Claims, dated September 9, 2022, by and between Vertiv Holdings Co, Vertiv Group Corporation, and Jason Forcier (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2022)

10.30**
Retirement Agreement and General Release and Waiver of Claims, dated October 2, 2022, by and between Vertiv Holdings Co, Vertiv Group Corporation, and Robert Johnson (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2022)

10.31**
Independent Contractor Agreement, dated effective January 1, 2023, by and between Vertiv Group Corporation and Robert Johnson (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2022)

10.32**	Employment Agreement, dated as of November 21, 2022, by and among Giordano Albertazzi, Vertiv Corporation, and Vertiv Holdings Co.
10.33
TRA Repurchase Agreement, dated as of December 31, 2021, by and between Vertiv Holdings Co and VPE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2022.

10.34
Amendment No. 1 to TRA Repurchase Agreement, dated as of June 15, 2022, by and between Vertiv Holdings Co and VPE Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2022.

21.1*	List of Vertiv’s Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97.1**	Form of Clawback Policy for Executive Officers
99.1	Petition filed by Vertiv Holdings Co. in the Delaware Court of Chancery on April 3, 2023, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the SEC on April 14, 2023.
101.INS*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date:	February 23, 2024	Vertiv Holdings Co
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

/s/ Giordano Albertazzi	Chief Executive Officer and Director	February 23, 2024
Giordano Albertazzi	(Principal Executive Officer)

/s/ David J. Fallon	Chief Financial Officer	February 23, 2024
David J. Fallon	(Principal Financial Officer)

/s/ Scott A. Cripps	Chief Accounting Officer	February 23, 2024
Scott A. Cripps	(Principal Accounting Officer)

/s/ David M. Cote	Executive Chairman of the Board	February 23, 2024
David M. Cote

/s/ Joseph van Dokkum	Director	February 23, 2024
Joseph van Dokkum

/s/ Joseph J. DeAngelo	Director	February 23, 2024
Joseph J. DeAngelo

/s/ Jakki L. Haussler	Director	February 23, 2024
Jakki L. Haussler

/s/ Roger Fradin	Director	February 23, 2024
Roger Fradin

/s/ Jacob Kotzubei	Director	February 23, 2024
Jacob Kotzubei

/s/ Matthew Louie	Director	February 23, 2024
Matthew Louie

/s/ Edward L. Monser	Director	February 23, 2024
Edward L. Monser

/s/ Steven S. Reinemund	Director	February 23, 2024
Steven S. Reinemund

/s/ Robin L. Washington	Director	February 23, 2024
Robin L. Washington

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertiv Holdings Co
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vertiv Holdings Co (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

Description of the Matter	As described in Note 9 to the Company’s consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. As of December 31, 2023, the gross amount of unrecognized tax benefits was $102.5 million. The Company’s tax positions are subject to audit by local taxing authorities across multiple global subsidiaries and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.

Auditing management's accounting for and disclosure of uncertain tax positions was especially challenging due to the complexity and significant judgment associated with the recognition and measurement of the tax positions that are more likely than not to be sustained.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for uncertain tax positions. Our procedures included testing controls over management’s review of the valuation of, and key assumptions used to, estimate the reserves for uncertain tax positions, as well as controls over the completeness and accuracy of the data used within the Company’s analyses of its uncertain tax positions.

Our audit procedures included, among others, evaluating the assumptions utilized by the Company to assess its uncertain tax positions by jurisdiction. We also tested the completeness and accuracy of the underlying data used in the Company’s analyses of its uncertain tax positions. We evaluated certain legal opinions and other supporting documentation prepared from external advisors and internal legal counsel, examined the Company's communications with the relevant tax authorities and read the minutes of the meetings of the committees of the board of directors. We involved tax professionals with specialized skill and knowledge to assist in our evaluation of the tax technical merits of the Company’s assessment, including the assessment of whether the tax positions are more likely than not to be sustained, the amount of the potential benefits to be realized, and the application of relevant income tax law. We also assessed the Company’s disclosure of uncertain tax positions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Grandview Heights, Ohio
February 23, 2024

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales
Net sales - products	$5,406.1	$4,335.3	$3,694.6
Net sales - services	1,457.1	1,356.2	1,303.5
Net sales	6,863.2	5,691.5	4,998.1
Costs and expenses
Cost of sales - products	3,575.7	3,219.1	2,699.7
Cost of sales - services	887.0	856.3	775.7
Cost of sales	4,462.7	4,075.4	3,475.4
Operating expenses
Selling, general and administrative expenses	1,312.3	1,178.3	1,109.0
Amortization of intangibles	181.3	215.8	144.3
Restructuring costs	28.6	0.7	1.4
Foreign currency (gain) loss, net	16.0	3.7	3.2
Asset impairments	—	—	8.7
Other operating expense (income)	(9.9)	(5.8)	(3.8)
Operating profit (loss)	872.2	223.4	259.9
Interest expense, net	180.1	147.3	90.6
Loss on extinguishment of debt	0.5	—	0.4
Gain on tax receivable agreement	—	—	(59.2)
Change in fair value of warrant liabilities	157.9	(90.9)	61.9
Income (loss) before income taxes	533.7	167.0	166.2
Income tax expense	73.5	90.4	46.6
Net income (loss)	$460.2	$76.6	$119.6

Earnings (loss) per share:
Basic	$1.21	$0.20	$0.34
Diluted	$1.19	$(0.04)	$0.33
Weighted-average shares outstanding
Basic	380,144,059	376,730,519	355,544,632
Diluted	386,226,267	378,224,051	360,140,323

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$460.2	$76.6	$119.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	67.2	(196.8)	(65.1)
Interest rate swaps	(22.5)	101.5	41.5
Tax receivable agreement	—	—	0.9
Pension	(3.0)	13.5	6.8
Other comprehensive income (loss), net of tax	41.7	(81.8)	(15.9)
Comprehensive income (loss)	$501.9	$(5.2)	$103.7

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$780.4	$260.6
Accounts receivable, less allowances of $29.1 and $18.4, respectively	2,185.2	1,888.8
Inventories	884.3	822.0
Other current assets	151.6	187.3
Total current assets	4,001.5	3,158.7
Property, plant and equipment, net	560.1	489.4
Other assets:
Goodwill	1,330.3	1,284.7
Other intangible assets, net	1,672.9	1,816.1
Deferred income taxes	159.8	46.4
Right-of-use assets, net	173.5	166.4
Other	100.4	134.0
Total other assets	3,436.9	3,447.6
Total assets	$7,998.5	$7,095.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.8	$21.8
Accounts payable	986.4	984.0
Deferred revenue	638.9	358.7
Accrued expenses and other liabilities	611.8	513.7
Income taxes	46.5	19.7
Total current liabilities	2,305.4	1,897.9
Long-term debt, net	2,919.1	3,169.1
Deferred income taxes	159.5	176.5
Warrant liabilities	195.0	58.7
Long-term lease liabilities	142.6	132.0
Other long-term liabilities	262.0	219.6
Total liabilities	5,983.6	5,653.8
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 381,788,876 and 377,368,837 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,711.3	2,630.7
Accumulated deficit	(691.9)	(1,142.6)
Accumulated other comprehensive (loss) income	(4.5)	(46.2)
Total equity	2,014.9	1,441.9
Total liabilities and equity	$7,998.5	$7,095.7

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$460.2	$76.6	$119.6
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	74.3	72.0	69.1
Amortization	196.7	230.4	157.9
Deferred income taxes	(131.6)	(8.6)	(69.8)
Amortization of debt discount and issuance costs	7.9	7.5	6.3
Gain on tax receivable agreement	—	—	(59.2)
Change in fair value of warrant liabilities	157.9	(90.9)	61.9
Asset impairments	—	—	8.7
Stock-based compensation	25.0	24.7	23.2
Payment of contingent consideration	—	(8.7)	—
Gain on sale of property, plant and equipment	—	(3.7)	—
Changes in tax receivable agreement	—	—	7.7
Changes in operating working capital	66.7	(449.2)	(132.8)
Other	43.4	(2.9)	18.3
Net cash provided by (used for) operating activities	900.5	(152.8)	210.9
Cash flows from investing activities:
Capital expenditures	(127.9)	(100.0)	(73.4)
Investments in capitalized software	(6.7)	(11.0)	(11.2)
Proceeds from disposition of property, plant and equipment	12.4	3.9	9.8
Acquisition of business	(28.8)	(5.0)	(1,163.7)
Proceeds from sale of business	11.9	—	21.7
Net cash provided by (used for) investing activities	(139.1)	(112.1)	(1,216.8)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	224.9	790.8	—
Repayments of ABL revolving credit facility and short-term borrowings	(459.9)	(555.8)	—
Proceeds from the issuance of long-term debt	—	—	850.0
Repayment of long-term debt	(27.1)	(16.4)	(21.8)
Payment of debt issuance costs	—	(0.6)	(13.8)
Payment of tax receivable agreement	—	(100.0)	—
Payment of contingent consideration	—	(12.8)	—
Dividend payment	(9.5)	(3.8)	(3.8)
Proceeds from the exercise of warrants	—	—	107.5
Exercise of employee stock options	27.4	3.1	4.1
Employee taxes paid from shares withheld	(3.3)	(4.3)	(7.3)
Net cash provided by (used for) financing activities	(247.5)	100.2	914.9
Effect of exchange rate changes on cash and cash equivalents	1.5	(9.2)	(4.5)
Increase (decrease) in cash, cash equivalents and restricted cash	515.4	(173.9)	(95.5)
Beginning cash, cash equivalents and restricted cash	273.2	447.1	542.6
Ending cash, cash equivalents and restricted cash	$788.6	$273.2	$447.1
Changes in operating working capital
Accounts receivable	$(272.5)	$(375.8)	$(117.4)
Inventories	(54.0)	(211.4)	(125.7)
Other current assets	—	(28.8)	2.1
Accounts payable	(17.7)	132.8	105.1
Deferred revenue	274.2	67.6	55.3
Accrued expenses and other liabilities	91.5	(22.0)	(43.4)
Income taxes	45.2	(11.6)	(8.8)
Total changes in operating working capital	$66.7	$(449.2)	$(132.8)
Supplemental Disclosures
Cash paid during the year for interest	$176.7	$132.8	$75.1
Cash paid during the year for income tax, net	153.0	104.6	97.3
Property and equipment acquired during the year for capital lease obligations	2.9	4.3	0.7
Noncash Supplemental Disclosure
Seller provided financing for the disposition of property, plant and equipment	—	12.2	—

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2020	342,024,612	$—	$1,791.8	$(1,331.2)	$51.5	$512.1
Net income (loss)	—	—	—	119.6	—	119.6
Exercise of employee stock options	370,513	—	4.6	—	—	4.6
Stock comp activity, net of withholdings for tax (1)	620,570	—	15.8	—	—	15.8
Employee 401K match with Vertiv stock	357,344	—	8.2	—	—	8.2
Exercise of warrants (2)	9,346,822	—	176.0	—	—	176.0
Stock issuance related to acquisition (3)	23,081,996	—	601.1	—	—	601.1
Dividend payment	—	—	—	(3.8)	—	(3.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(15.9)	(15.9)
Balance as of December 31, 2021	375,801,857	$—	$2,597.5	$(1,215.4)	$35.6	$1,417.7
Net income (loss)	—	—	—	76.6	—	76.6
Exercise of employee stock options	202,724	—	3.1	—	—	3.1
Stock comp activity, net of withholdings for tax (4)	563,597	—	20.4	—	—	20.4
Employee 401K match with Vertiv stock	800,659	—	9.7	—	—	9.7
Dividend payment	—	—	—	(3.8)	—	(3.8)
Other comprehensive income (loss), net of tax	—	—	—	—	(81.8)	(81.8)
Balance at December 31, 2022	377,368,837	$—	$2,630.7	$(1,142.6)	$(46.2)	$1,441.9
Net income (loss)	—	—	—	460.2	—	460.2
Exercise of employee stock options	2,122,710	—	27.4	—	—	27.4
Stock comp activity, net of withholdings for tax (5)	420,170	—	21.7	—	—	21.7
Employee 401K match with Vertiv stock	508,965	—	9.9	—	—	9.9
Exercise of warrants (6)	1,368,194	—	21.6	—	—	21.6
Dividend payment	—	—	—	(9.5)	—	(9.5)
Other comprehensive income (loss), net of tax	—	—	—	—	41.7	41.7
Balance at December 31, 2023	381,788,876	$—	$2,711.3	$(691.9)	$(4.5)	$2,014.9
(1)Net stock compensation activity includes 943,164 vested shares offset by 322,594 shares withheld for taxes valued at $7.3 and stock-based compensation of $23.2.
(2)The exercise of warrants includes $107.5 of cash received for the exercise of Public Warrants.
(3)On November 1, 2021 the Company issued 23,081,996 shares valued at $601.1 for the acquisition of E&I.
(4)Net stock compensation activity includes 876,358 vested shares offset by 312,761 shares withheld for taxes valued at $4.3 and stock-based compensation of $24.7.
(5)Net stock compensation activity includes 635,663 vested shares offset by 215,493 shares withheld for taxes valued at $3.3 and stock-based compensation of $25.0.
(6)On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock.

See accompanying Notes to Consolidated Financial Statement

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Dollars in millions except for per share data and as otherwise noted)
Description of Business
Vertiv Holdings Co (“Holdings Co”, and together with its majority-owned subsidiaries, “Vertiv”, “we”, “our”, or “the Company”), formerly known as GS Acquisition Holdings Corp (“GSAH”), provides mission-critical digital infrastructure technologies and life cycle services primarily for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include AC and DC power management products, switchgear and busbar products, thermal management products, integrated rack systems, modular solutions, management systems for monitoring and controlling digital infrastructure, and service. Vertiv manages and reports results of operations for three business segments: Americas; Asia Pacific; and Europe, Middle East & Africa.
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
The aggregate merger consideration paid by GSAH in connection with the consummation of the Business Combination was approximately $1,526.2 (the “Merger Consideration”). The Merger Consideration was paid in a combination of cash and stock. The amount of cash consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was $341.6. The remainder of the consideration paid to the Vertiv Stockholder upon the consummation of the Business Combination was stock consideration (“Stock Consideration”), consisting of 118,261,955 newly-issued shares of our Class A common stock (the “Stock Consideration Shares”), which shares were valued at $10.00 per share for purposes of determining the aggregate number of shares of our Class A common stock payable to the Vertiv Stockholder as part of the Merger Consideration. In addition, the Vertiv Stockholder was entitled to receive additional future cash consideration with respect to the Business Combination in the form of amounts payable under a Tax Receivable Agreement, dated as of the Closing Date, by and between the Company and the Vertiv Stockholder (the “Tax Receivable Agreement”). See “Note 10 – Related Party Transactions” to the Consolidated Financial Statements for additional information.
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
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation. In addition certain prior year amounts have been reclassed to conform with current year presentation. The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and assumptions based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions due to among other reasons, the continued uncertainty of general economic conditions that have impacted, and may continue to impact, our sales channels, supply chain, manufacturing operations, workforce, or other key aspects of our operations.
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
For agreements with multiple performance obligations, the Company is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements we allocate sales price to each distinct obligation on a relative stand-alone selling price basis. The majority of revenue from arrangements with multiple performance obligations is recognized when tangible products are delivered, with smaller portions for associated installation and commissioning recognized shortly thereafter. Generally, contract duration is short term, and cancellation, termination or refund provisions apply only in the event of contract breach. These provisions have historically not been invoked.
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
The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets. Restricted cash represents cash collateral for bank guarantees.

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$780.4	$260.6	$439.1
Restricted cash included in other current assets	8.2	12.6	8.0
Total cash, cash equivalents, and restricted cash	$788.6	$273.2	$447.1
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
The change in allowance for credit losses is as follows:

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$18.4	$14.1	$15.0
Provision charged to expense	11.3	5.6	0.6
Deductions	(0.6)	(1.3)	(1.5)
Ending balance	$29.1	$18.4	$14.1
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

The following are the components of inventory:

	December 31, 2023	December 31, 2022
Inventories
Finished products	$261.6	$276.5
Raw materials	484.3	377.2
Work in process	138.4	168.3
Total inventories	$884.3	$822.0
The change in inventory obsolescence is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$56.0	$56.2	$64.1
Provision charged to expense	28.8	30.1	15.7
Write-offs and other	(25.8)	(30.3)	(23.6)
Ending balance	$59.0	$56.0	$56.2
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
Following are the components of property, plant and equipment:

	December 31, 2023	December 31, 2022
Property, plant and equipment, net
Machinery and equipment	$479.7	$405.4
Buildings	343.6	312.4
Land	41.3	41.0
Construction in progress	67.5	41.5
Property, plant and equipment, at cost	932.1	800.3
Less: Accumulated depreciation	(372.0)	(310.9)
Property, plant and equipment, net	$560.1	$489.4

Goodwill
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. The Company conducts annual impairment tests of goodwill in the fourth quarter or more frequently if events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. The Company may assess goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of the reporting unit is greater than it’s carrying value. If an initial qualitative assessment indicates it is more likely than not goodwill may be impaired, a quantitative impairment analysis is performed to evaluate the reporting unit’s estimated fair value compared to its carrying value. If its carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying value exceeds the fair value of the reporting unit. Estimated fair values of the reporting unit are Level 3 measures and are developed using a weighting of the discounted cash flow approach, the comparable public company approach and the comparable acquisition approach. The Company performed our annual goodwill impairment using the qualitative approach for each reporting unit for the year ended December 31, 2023 and no impairment charges were reported, see “Note 5 – Goodwill and Other Intangibles” for additional information.
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
Other indefinite-lived intangible asset
Indefinite lived intangible assets consist of a trademark which is also evaluated annually in the fourth quarter for impairment or upon the occurrence of a triggering event. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the asset is written down to its fair value and the amount of the write down is the impairment charge. When a quantitative analysis is performed, the Company tests these assets using a “relief-from-royalty” valuation method to determine the fair value. Significant assumptions inherent in the valuation methodologies include, but are not limited to, future projected business results, growth rates, the discount rate for a market participant, and royalty rates. Similar to its annual assessment for goodwill, the Company performed a qualitative test for impairment in the current year resulting in no impairment charges for the year ended December 31, 2023.
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
The change in product warranty accrual is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$25.6	$30.0	$36.5
Provision charge to expense	22.7	16.0	16.6
Paid/utilized	(22.2)	(20.4)	(23.1)
Ending balance	$26.1	$25.6	$30.0

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
Subsequent to the Business Combination, 9,387,093 Public Warrants and 10,533,333 Private Placement Warrants were outstanding as of December 31, 2020. On January 19, 2021, the Company redeemed the outstanding Public Warrants in full, and the units and the Public Warrants were subsequently delisted from NYSE. On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. As of December 31, 2023, there are 5,266,667 remaining outstanding private warrants.
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
The Warrants are classified as a liability at fair value on the Company’s Consolidated Balance Sheet at December 31, 2023 and 2022, respectively, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s Consolidated Statements of Earnings (Loss). The Warrants are deemed equity instruments for income tax purposes.
The Private Placement Warrants are valued using a Black-Sholes-Merton pricing model as described in “Note 12 - Financial Instruments and Risk Management” to the Consolidated Financial Statements. The changes in the fair value of the Warrants may be material to our future operating results.
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
The Company designated certain interest rate swaps with a notional amount of $1,000.0 as cash flow hedges until maturity which corresponds with the maturity of the Term Loan Credit Agreement in 2027. The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. At December 31, 2023 and 2022 interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0, of SOFR based floating rate debt for fixed rate debt. See “Note 12 – Financial instruments and Risk Management” for additional information.
As of December 31, 2023 and 2022 no outstanding currency and commodity hedges received deferral accounting treatment. Accordingly, the Company recognized mark-to-market gains (losses) of $(0.8), $0.4, and $(0.6), for the years ended December 31, 2023, 2022, and 2021 respectively, within “Other operating expense (income)” in the Consolidated Statements of Earnings (Loss). The fair values of the outstanding hedge instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts.
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
The Company’s extensive operations and the complexity of global tax regulations require assessments of uncertainties in estimating the taxes the Company will ultimately pay. The Company recognizes liabilities for anticipated tax uncertainties in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.
As of December 31, 2023 and 2022, the Company has provided for U.S. federal income taxes, foreign withholding and other taxes on outside basis differences in certain foreign subsidiaries that are not indefinitely reinvested. Certain earnings of foreign affiliates continue to be indefinitely reinvested, but determining the impact was not practicable due to interaction with other tax laws and regulations in the year of inclusion.
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
In November 2023, the FASB issued ASU 2023-07: Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. This ASU provides amendments by requiring disclosure of incremental segment information on an annual and interim basis. The amendments are effective in fiscal years beginning after December 15, 2023. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This ASU provides amendments that require entities to annually disclose specific rate reconciliation categories, additional details for significant reconciling items exceeding 5%, and comprehensive breakdowns of income taxes paid by jurisdiction. The amendments are effective in fiscal years beginning after December 15, 2024. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.
(2) ACQUISITIONS
CoolTera Ltd.
On December 4, 2023, the Company entered into a sale and purchase agreement to acquire CoolTera Ltd. The transaction closed on December 8, 2023. CoolTera is a global provider of liquid cooling infrastructure solutions, and designs and manufactures coolant distribution units, secondary fluid networks, and manifolds for data center liquid cooling solutions. The acquisition of CoolTera brings advanced cooling technology, deep domain expertise, controls and systems, and manufacturing and testing for high density compute cooling requirements to the company's existing thermal management portfolio.
E&I
On September 8, 2021, the Company entered into a sale and purchase agreement to acquire E&I. The E&I Acquisition closed on November 1, 2021. Under the terms of the sale and purchase agreement, total consideration was $1,770.4, net of $10.3 of cash acquired. The gross consideration of $1,780.7, consisted of $1,168.7 in cash, approximately $601.1 of Company common stock, equating to 23.1 million shares of Vertiv common stock, $7.4 of contingent consideration and $3.5 of other adjustments. The Company was obligated to pay up to $200.0 of additional cash consideration if E&I achieved certain EBITDA targets for the year ended December 31, 2022. As of December 31, 2022 the value of the contingent earnout was zero. For the year ended December 31, 2022 the decrease in the fair value of contingent consideration of $3.7 is recorded in “Other operating expense (income)” on the Consolidated Statements of Earnings (Loss).
The Company accounted for the acquisition of E&I using the acquisition method of accounting. Assets acquired and liabilities assumed have been recorded based on their fair values, and as a result, the estimates and assumptions are subject to change. As of December 31, 2022, the Company has finalized the valuations to determine the final purchase price allocation including the final working capital adjustments, amounts allocated to intangible assets, the allocation of fair value to its foreign jurisdictions, and recording the tax effects of the E&I Acquisition.

The following is the final purchase price allocation of assets acquired and liabilities assumed related to the E&I acquisition:

	Preliminary Allocation as of December 31, 2021	Adjustments	Final Allocation as of December 31, 2022
Accounts receivable	$87.7	$—	$87.7
Inventories	50.1	—	50.1
Other current assets	15.7	—	15.7
Property, plant and equipment	87.1	—	87.1
Goodwill	748.2	4.5	752.7
Other intangible assets	1,004.2	—	1,004.2
Other assets	10.4	—	10.4
Accounts payable	33.9	—	33.9
Accrued expenses and other liabilities	50.0	1.0	51.0
Deferred income taxes	129.8	(1.5)	128.3
Other long-term liabilities	24.3	—	24.3
Net assets acquired and liabilities assumed	$1,765.4	$5.0	1,770.4
The following table represents the definite lived intangible assets acquired, the final fair values and respective useful lives:

	Useful Life	Fair Value
Customer relationships	15 to 16 years	$731.6
Developed technology	13 years	180.7
Trademarks	15 to 16 years	52.3
Backlog	1 year	39.6
Total intangible assets		$1,004.2
The Company used the multi-period excess earnings method to value the customer relationship intangible assets and the relief from royalty method to value the developed technology intangible assets. The significant assumptions used to estimate the fair value of customer relationships included forecasted earnings before interest, taxes, and amortization, customer attrition rates and a discount rate. The significant assumptions used to estimate the fair value of developed technology included the forecasted net sales, royalty rates and a discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The estimated weighted-average useful lives was 14.2 years for finite lived intangible assets.
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

Pro Forma Financial Information
In accordance with ASC 805 Business Combination, the following unaudited pro forma results of operations for the year ended December 31, 2021 assumes the E&I business combination was completed on January 1, 2021. The following pro forma results include adjustments to reflect acquisition related costs, additional interest expense and amortization of debt issuance costs, accounting policies applied to E&I after the business combination, amortization of intangibles associated with the business combination and the effects of adjustments made to the carrying value of certain assets.

Unaudited proforma information	Year Ended December 31, 2021
Net sales	$5,323.9
Net income (loss)	76.7
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

Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Year Ended December 31, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$2,560.5	$911.4	$977.2	$4,449.1
Services & spares	823.3	429.7	339.0	1,592.0
Integrated rack solutions	460.7	186.7	174.7	822.1
Total	$3,844.5	$1,527.8	$1,490.9	$6,863.2

Timing of revenue recognition:
Products and services transferred at a point in time	$2,932.3	$1,163.9	$942.4	$5,038.6
Products and services transferred over time	912.2	363.9	548.5	1,824.6
Total	$3,844.5	$1,527.8	$1,490.9	$6,863.2

	Year Ended December 31, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Critical infrastructure & solutions	$1,608.4	$949.3	$917.6	$3,475.3
Services & spares	754.6	441.7	284.3	1,480.6
Integrated rack solutions	365.6	210.3	159.7	735.6
Total	$2,728.6	$1,601.3	$1,361.6	$5,691.5

Timing of revenue recognition:
Products and services transferred at a point in time	$1,925.0	$1,242.6	$985.7	$4,153.3
Products and services transferred over time	803.6	358.7	375.9	1,538.2
Total	$2,728.6	$1,601.3	$1,361.6	$5,691.5

	Year Ended December 31, 2021
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering: (1)
Critical infrastructure & solutions	$1,189.6	$971.7	$739.1	$2,900.4
Services & spares	705.1	421.5	312.1	1,438.7
Integrated rack solutions	292.7	215.8	150.5	659.0
Total	$2,187.4	$1,609.0	$1,201.7	$4,998.1

Timing of revenue recognition:
Products and services transferred at a point in time	$1,514.6	$1,304.3	$1,019.5	$3,838.4
Products and services transferred over time	672.8	304.7	182.2	1,159.7
Total	$2,187.4	$1,609.0	$1,201.7	$4,998.1
(1)For the year ended December 31, 2021, E&I sales from November 1, 2021 to December 31, 2021 of $21.7 and $45.7 are included in Americas; and Europe, Middle East & Africa reportable segments, respectively.

The opening and closing balances of current and long-term deferred revenue are as follows:

	Balances at December 31, 2023	Balances at December 31, 2022
Deferred revenue - current	$638.9	$358.7
Deferred revenue - noncurrent (1)	61.8	49.5
(1) Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize revenue of $36.5, $14.0 and $11.3 in the years ending December 31, 2025, 2026, and thereafter, respectively.
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
The Company has an on-going multi-year restructuring program to align its cost structure to support margin expansion targets. The program includes workforce reductions and footprint optimization across all segments. The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Consolidated Balance Sheets.
The change in the current liability for restructuring costs for the year ended December 31, 2023 were as follows:

	December 31, 2022	Paid/Utilized	Expense	December 31, 2023
Severance and benefits	$15.3	$(17.2)	$27.0	$25.1
Plant closing and other	0.1	(1.6)	1.6	0.1
Total	$15.4	$(18.8)	$28.6	$25.2
The change in the current liability for restructuring costs for the year ended December 31, 2022 were as follows:

	December 31, 2021	Paid/Utilized	Expense	December 31, 2022
Severance and benefits	$33.8	$(16.7)	$(1.8)	$15.3
Plant closing and other	0.2	(2.6)	2.5	0.1
Total	$34.0	$(19.3)	$0.7	$15.4
Restructuring expense by business segment were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Americas	$6.0	$1.9	$4.0
Asia Pacific	14.1	(1.7)	3.1
Europe, Middle East & Africa(1)	3.7	0.7	(7.1)
Corporate	4.8	(0.2)	1.4
Total	$28.6	$0.7	$1.4
(1)     During 2021, a previously recorded restructuring reserve was relieved due to the sale of a heavy industrial UPS business, refer to “Note 5 - Goodwill and Other Intangibles” for more information.

(5) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by segment follows:

	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Balance, December 31, 2021	$632.0	$50.9	$647.2	$1,330.1
E&I Acquisition(1)	0.2	—	4.3	4.5
Foreign currency translation and other	2.1	(3.8)	(48.2)	(49.9)
Balance, December 31, 2022	$634.3	$47.1	$603.3	$1,284.7
Acquisition/Divestiture(2)	—	—	24.5	24.5
Foreign currency translation and other	1.0	(0.7)	20.8	21.1
Balance, December 31, 2023	$635.3	$46.4	$648.6	$1,330.3
(1)    Adjustment to the initial purchase price allocation on the E&I Acquisition, refer to "Note 2 - Acquisition" for more information on the E&I Acquisition.
(2)    Represents the goodwill acquired in December related to CoolTera Ltd., refer to "Note 2 - Acquisition" for additional information, offset by the write-off of goodwill associated with the disposition of a technical furniture business.
The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

As of December 31, 2023	Gross	Accumulated Amortization	Net
Customer relationships	$1,768.6	$(710.7)	$1,057.9
Developed technology	494.3	(261.2)	233.1
Capitalized software	111.2	(82.6)	28.6
Trademarks	88.9	(35.9)	53.0
Other	45.5	(37.3)	8.2
Total finite-lived identifiable intangible assets	$2,508.5	$(1,127.7)	$1,380.8
Indefinite-lived trademarks	292.1	—	292.1
Total intangible assets	$2,800.6	$(1,127.7)	$1,672.9

As of December 31, 2022	Gross	Accumulated Amortization	Net
Customer relationships	$1,741.8	$(573.8)	$1,168.0
Developed technology	483.4	(215.9)	267.5
Capitalized software	104.7	(68.7)	36.0
Trademarks	87.1	(31.9)	55.2
Other	35.9	(35.9)	—
Total finite-lived identifiable intangible assets	$2,452.9	$(926.2)	$1,526.7
Indefinite-lived trademarks	289.4	—	289.4
Total intangible assets	$2,742.3	$(926.2)	$1,816.1
Total intangible asset amortization expense for the years ended December 31, 2023, 2022 and 2021, was $196.7, $230.4, and $157.9, respectively.
Based on intangible asset balances as of December 31, 2023, expected amortization expense is as follows:

2024	2025	2026	2027	2028
$197.2	$197.2	$187.1	$154.8	$142.9
Divestiture
In October 2021, the Company entered into an agreement for approximately €20.0 ($21.7) in cash proceeds for the sale of a heavy industrial UPS business within the Europe, Middle East & Africa segment. As a result of the disposition, the Company adjusted the business to the current fair value, less expected costs to sell, and recorded an $8.7 impairment in “Asset impairments” in the Consolidated Statements of Earnings (Loss). On December 21, 2021, the sale of the heavy industrial UPS business was finalized, which resulted in no additional impairment.
Annual Goodwill Impairment Analysis
The Company performed a qualitative impairment test for all of its reporting units during the fourth quarter of 2023. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of each reporting unit exceeded their carrying value and, therefore, our goodwill was not impaired as of December 31, 2023.

(6) DEBT

Long-term debt, net of current portion, consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Term Loan due 2027 at 7.97% and 6.89% at December 31, 2023 and 2022, respectively	$2,118.1	$2,139.8
Senior Secured Notes due 2028 at 4.125% at both December 31, 2023 and 2022, respectively	850.0	850.0
ABL Revolving Credit Facility	—	235.0
Unamortized discount and issuance costs	(27.2)	(33.9)
	2,940.9	3,190.9
Less: Current Portion	(21.8)	(21.8)
Total long-term debt, net of current portion	$2,919.1	$3,169.1

Contractual maturities of the Company’s debt obligations as of December 31, 2023 are shown below:

2024	$21.2
2025	21.2
2026	21.2
2027	2,054.5
2028	850.0
Total	$2,968.1
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
The Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the initial principal amount, which amortization payments commenced on June 30, 2020. Prior to the amendments discussed below, the interest rate applicable to the Term Loan was, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of Citibank, N.A. on such day, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal funds and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus 2.00% or (b) one-, three- or six-month LIBOR or, if agreed by all Term Lenders, 12-month LIBOR or, if agreed to by the Term Agent, any shorter period (selected at the option of the Borrower), plus 3.00%. Additionally, concurrent with entering into the Term Loan Credit Agreement, Vertiv Group entered into interest rate swap agreements with a notional amount of $1,000.0. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. The borrowing rate of the Term Loan as of December 31, 2023 and 2022 was 7.97% and 6.89%, respectively.

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
The Borrower’s obligations under the Term Loan Credit Agreement are guaranteed by Holdings Co and all of the Borrower’s direct and indirect wholly-owned U.S. subsidiaries (subject to certain permitted exceptions) (collectively, the “Guarantors”). Subject to certain exceptions, the obligations of the Borrower and the Guarantors under the Term Loan Credit Agreement and related documents are secured by a lien on substantially all of the assets of the Borrower and the Guarantors (the “Collateral”).
The Term Loan Credit Agreement contains customary representations and warranties, affirmative, reporting and negative covenants, and events of default. The negative covenants include, among other things, restrictions on (subject to certain exceptions) our ability to incur additional indebtedness; pay dividends or other payments on capital stock; guarantee other obligations; grant liens on assets; make loans, acquisitions or other investments; transfer or dispose of assets; make optional payments of, or otherwise modify, certain debt instruments; engage in transactions with affiliates; amend organizational documents; engage in mergers or consolidations; enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its restricted subsidiaries; and designate our subsidiaries as unrestricted subsidiaries. Additionally, the activities which may be carried out by Holdings Co are subject to limitations.
Term Loan Amendments
On March 10, 2021, pursuant to Amendment No. 1 a repricing amendment, the interest rate margin decreased to 2.75% in respect of Term Loans bearing interest based on the LIBOR rate and to 1.75% in respect of Term Loans bearing interest based on the base rate as described above. The Company recognized a loss on the extinguishment of debt of $0.4 related to the interest rate decrease for the year ended December 31, 2021.
On June 22, 2023, pursuant to Amendment No. 2, the interest rate under the Term Loan Credit Agreement transitioned, effective July 1, 2023, from the LIBOR available for borrowings under the credit agreement and related LIBOR-based mechanics to an interest rate based on the SOFR and related SOFR-based mechanics. Refer to further information in “Note 1 — Basis of Presentation and Summary of Significant Accounting Policies”.
On December 13, 2023, pursuant to Amendment No. 3, among other modifications, the interest rate margin for the Borrower’s outstanding term loans under the Credit Agreement was reduced by 0.25%, to 2.50% in respect of term loans bearing interest based on the Term SOFR rate and to 1.50% in respect of term loans bearing interest based on the base rate described above. The maturity date for such term loans remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged. The Company recognized a loss on the extinguishment of debt of $0.5 related to the interest rate decrease for the year ended December 31, 2023.
ABL Revolving Credit Facility
On March 2, 2020, the Company entered into the Fifth Amendment extended the maturity of, and made certain other modifications to, the ABL Revolving Credit Agreement, by and among Holdings Co, the Borrower, certain subsidiaries of the Borrower, as co-borrowers (the “Co-Borrowers”), various financial institutions from time to time party thereto, as lenders (the “ABL Lenders”), the ABL Agent and certain other institutions from time to time party thereto as collateral agents and letter of credit issuers. The revolving facility provided by the ABL Revolving Credit Agreement (the "ABL Revolving Credit Facility") is available to the Borrower and the Co-Borrowers and provides for revolving loans in various currencies and under U.S. and foreign subfacilities, in an aggregate amount up to $570.0 with a letter of credit subfacility of $200.0 and a swingline subfacility of $75.0, in each case, subject to various borrowing bases. Borrowings under the ABL Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, certain eligible inventory and certain unrestricted cash, minus the amount of any applicable reserves.
Subject to certain conditions and without the consent of the then-existing ABL Lenders (but subject to the receipt of commitments), commitments under the ABL Revolving Credit Facility may be increased to up to $600.0. The maturity date of the ABL Revolving Credit Facility is March 2, 2025.

On September 20, 2022, Holdings Co, the Borrower and certain subsidiaries entered into Amendment No. 6 (“Sixth Amendment”) and Amendment No. 7 (“Seventh Amendment”) to the ABL Revolving Credit Facility. Among other modifications, the Sixth Amendment converts the interest rate benchmark for currently outstanding and future revolving loans based on LIBOR to SOFR, with a 10 basis point credit spread adjustment for all available tenors, EURIBOR, and SONIA, as applicable. Under the Seventh Amendment, the U.S. revolving loan commitments under the U.S. tranche was increased by $115.0 to a total loan commitment of $570.0 under the ABL Revolving Credit Facility. All other material provisions of the ABL Revolving Credit Facility were unchanged, including the March 2, 2025 maturity date. We paid $0.6 in legal fees related to the amendments which were capitalized within “Other” on the Consolidated Balance Sheets. Prior to the Sixth Amendment, the interest rate benchmark was LIBOR.
The interest rate applicable to loans denominated in U.S. dollars under the ABL Revolving Credit Facility prior to the Sixth Amendment is, at the Borrower’s option, either (a) the base rate (which is the highest of (i) the prime rate of JPMorgan Chase Bank, N.A. on such date, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus an applicable margin (the “LIBOR Base Rate Margin”) ranging from 0.25% to 0.75%, depending on average excess availability or (b) one-, three- or six-month LIBOR or, if available to all ABL Lenders, 12-month LIBOR or any shorter period (selected at the option of the Borrower), plus an applicable margin (the “LIBOR Margin”) ranging from 1.25% to 1.75%, depending on average excess availability.
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

enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its restricted subsidiaries; and designate our subsidiaries as unrestricted subsidiaries. Additionally, the activities which may be carried out by Holdings Co are subject to limitations. In addition, ABL Revolving Credit Facility requires the maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Revolving Credit Facility) on any date when Global Availability (as defined in the ABL Revolving Credit Facility) is less than the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 of at least 1.00 to 1.00, tested for the four fiscal quarter period ended on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Global Availability has exceeded the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 for 30 consecutive calendar days. The Global Availability of the ABL Revolving Credit Facility exceeds the minimum requirements for covenant compliance at December 31, 2023.
At December 31, 2023, Vertiv Group and the Co-Borrowers had $554.0 of availability under the ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $16.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At December 31, 2023, there was no outstanding balance on the ABL Revolving Credit Facility. At December 31, 2022, there was a $235.0 balance on the ABL Revolving Credit Facility with a weighted-average borrowing rate of 5.85%.
On February 16, 2024, Holdings Co, the Borrower and certain subsidiaries entered into Amendment No. 8 (the “Eighth Amendment”), which, among other modifications, extends the maturity date of the ABL Revolving Credit Facility to be five years from the date of the Eighth Amendment (subject to an earlier springing maturity date if certain other indebtedness for borrowed money matures earlier), increases the revolving loan commitments tranche by $30.0M to a total loan commitment of $600.0 under the ABL Revolving Credit Facility, modifies certain borrowing base reporting requirements and removes the French tranche and the FILO tranches from the ABL Revolving Credit Facility.
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

Refer to the below table for a summary of operating lease expenses:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$63.7	$58.7
Short-term and variable lease cost	28.8	23.6
Total lease cost	$92.5	$82.3
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$62.7	$57.9
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$72.1	$69.9
Supplemental balance sheet information related to operating leases is as follows:

	Balance Sheet Location	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	Other assets	$173.5	$166.4

Operating lease liabilities	Accrued expenses and other liabilities	$42.9	$45.2
Operating lease liabilities	Long-term lease liabilities	141.0	130.4
Total lease liabilities		$183.9	$175.6

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	6.8 years	6.8 years
Weighted average discount rate	8.4%	6.2%
Maturities of lease liabilities at December 31, 2023 are as follows:

December 31, 2023
Operating Leases
2024	$56.6
2025	43.1
2026	32.6
2027	25.1
2028	18.1
Thereafter	70.6
Total Lease Payments	246.1
Less: Imputed Interest	(62.2)
Present value of lease liabilities	$183.9
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
Net periodic pension expense and projected benefit obligations for the Company’s U.S defined benefit plans are not significant for disclosure. Total defined contribution plan expense for the Company’s U.S plans was $14.9, $11.9, and $11.9 for the years ended December 31, 2023, 2022, and 2021, respectively.

Retirement plan expense for our non-U.S. plans includes the following components:

	Non-U.S. Plans
	December 31, 2023	December 31, 2022	December 31, 2021
Company defined benefit plans:
Service cost	$2.9	$2.9	$3.5
Interest cost	3.6	2.4	2.0
Expected return on plan assets	(0.9)	(0.7)	(0.8)
Net amortization	(0.4)	0.3	0.6
Net periodic pension expense	5.2	4.9	5.3
Curtailment	—	—	(1.9)
Settlement	1.2	(0.1)	(0.1)
Defined contribution plans	2.4	2.6	3.5
Total	$8.8	$7.4	$6.8
Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for our non-U.S. defined benefit pension plans follow:

	Non-U.S. Plans
	December 31, 2023	December 31, 2022
Projected benefit obligation, beginning	$67.9	$87.4
Service cost	2.9	2.9
Interest cost	3.6	2.4
Actuarial (gain) loss	6.3	(14.9)
Benefits paid	(2.7)	(1.5)
Participant contributions	0.2	0.2
Settlements	(5.7)	(0.2)
Foreign currency translation and other	4.4	(8.4)
Projected benefit obligation, ending	$76.9	$67.9
Fair value of plan assets, beginning	14.7	13.8
Actual return on plan assets	0.8	(0.1)
Employer contributions	6.3	2.7
Participants’ contributions	0.2	0.3
Benefits paid	(2.7)	(1.5)
Settlements	(5.7)	(0.2)
Foreign currency translation and other	1.1	(0.3)
Fair value of plan assets, ending	$14.7	$14.7
Net amount recognized in the balance sheet	$(62.2)	$(53.2)
Amounts recognized in the balance sheet:
Noncurrent asset	$0.5	$0.3
Current liability	(3.3)	(2.9)
Noncurrent liability	(59.4)	(50.6)
Net amount recognized in the balance sheet	$(62.2)	$(53.2)
Pretax accumulated other comprehensive (income) loss	$1.6	$(4.4)
As of December 31, 2023, non-U.S. plans were net underfunded by $62.2, inclusive of unfunded plans totaling $62.7 and an insignificant amount of overfunded non-U.S. plans. As of the plans’ December 31, 2023 and 2022 respective measurement dates, the total accumulated benefit obligation in in excess of plan assets were as follows:

	December 31, 2023	December 31, 2022
Projected benefit obligation	$65.8	$51.6
Accumulated benefit obligation	55.6	45.4
Fair value of plan assets	3.0	—

Future expected benefit payments are as follows:

Non-U.S. Plans
2024	$4.5
2025	4.2
2026	4.3
2027	4.8
2028	5.1
2029 through 2033	36.4
Total future expected benefit payments	$59.3
The Company expects to contribute approximately $0.6 to its retirement plans in 2024. Company's defined benefit pension plan expense for 2024 is expected to be approximately $6.3, versus $5.2 in 2023.
The weighted-average assumptions used in the valuation of pension benefits are as follows:

	Non-U.S. Plans
	December 31, 2023	December 31, 2022
Net pension expense
Discount rate	5.29%	2.96%
Expected return on plan assets	5.76%	5.12%
Rate of compensation increase	4.03%	3.83%
Benefit obligations
Discount rate	5.41%	5.29%
Rate of compensation increase	4.25%	4.03%
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
The Company’s non-U.S. Plan asset allocations at December 31, 2023 and 2022 follow:

	Non-U.S. Plans
	December 31, 2023	December 31, 2022
Debt securities	23%	20%
Insurance arrangements	20%	1%
Cash	—%	38%
Other	57%	41%
Total	100%	100%
The Company did not have any U.S Plan assets at December 31, 2023 or 2022.
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

The fair values of defined benefit plan assets, organized by asset class and by the fair value hierarchy of ASC 820 as outlined in “Note 1 - Summary of Significant Accounting Policies” follow:

	Level 1	Level 2	Level 3	Total	Percentage
December 31, 2023
Debt securities	$—	$3.4	$—	$3.4	23%
Insurance arrangements	—	—	3.0	3.0	20%
Other	—	—	8.3	8.3	57%
Total	$—	$3.4	$11.3	$14.7	100%
December 31, 2022
Debt securities	$—	$3.0	$—	$3.0	20%
Insurance arrangements	—	—	0.1	0.1	1%
Cash	5.6	—	—	5.6	38%
Other	—	3.3	2.7	6.0	41%
Total	$5.6	$6.3	$2.8	$14.7	100%
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
Fair Value Hierarchy Categories
Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Debt securities categorized as Level 2 assets are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Other Level 2 assets are valued based on a net asset value of fund units held, which is derived from either market-observed pricing for the underlying assets or broker/dealer quotation. Interests in mixed assets funds are Level 2, and non-U.S. general fund investments and insurance arrangements are Level 3. The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable.
Details of the changes in value for Level 3 assets are as follows:

	2023	2022
Level 3, beginning balance January 1,	$2.8	$3.0
Gains (losses) on assets held	3.3	(0.7)
Purchases, sales and settlements, net	5.2	0.5
Level 3, ending balance December 31,	$11.3	$2.8
(9) INCOME TAXES
The effective tax rate for continuing operations was 13.8%, 54.1%, and 28.0%, for the years ended December 31, 2023, 2022, and 2021, respectively. The effective rate in 2023 was primarily influenced by the net valuation allowance release offset by the non-tax deductibility of the change in fair value of warrant liabilities. The prior two periods were primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, favorable tax rates and incentives in non-U.S. jurisdictions, taxes accrued on unremitted earnings, withholding taxes on cross-border payments, changes in valuation allowance for U.S. federal and state and non-US purposes, the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (“the Act”), the change in fair value of warrant liabilities, and changes in reserves for uncertain tax positions.
The GILTI provisions of the Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

Earnings (loss) before income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2023	2022	2021
United States	$49.1	$(83.0)	$(72.7)
Non-U.S. (1)	484.6	250.0	238.9
Total earnings (loss) before income taxes	$533.7	$167.0	$166.2
(1)Certain of the Company’s Non-U.S. entities generate significant losses for which a valuation allowance is provided for and accordingly do not create a tax benefit.
The principal components of income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$45.5	$1.2	$2.3
State and local	16.9	3.4	9.7
Non-U.S.	142.5	94.4	104.4
Deferred:
Federal	(94.0)	4.3	(25)
State and local	(23.5)	(1.5)	(4.7)
Non-U.S.	(13.9)	(11.4)	(40.1)
Income tax expense (benefit)	$73.5	$90.4	$46.6
Reconciliation of U.S. federal statutory taxes to the Company’s total income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2023	2022	2021
Taxes at U.S. statutory rate (21%)	$112.1	$35.1	$34.9
State and local taxes, net of federal tax benefit	13.5	(0.5)	4.5
Non-U.S. rate differential	6.1	14.2	29.5
Non-U.S. tax holidays and incentives	(13.1)	(0.7)	(12.1)
Uncertain tax positions	5.7	7.5	33.7
U.S. tax impact of non-U.S. operations	10.0	6.5	(21.1)
Change in valuation allowances	(100.5)	33.6	(24.0)
Taxes on undistributed foreign earnings and withholding/ dividend taxes	13.2	17.1	14.2
Foreign derived intangible income	(3.0)	(1.1)	(15.9)
R&D deduction/ credit	(15.0)	(11.9)	(11.8)
Impact of non-tax litigation and other settlements	5.5	—	(8.5)
Change in fair value of warrant liabilities	33.2	(19.1)	13.0
Other permanent differences	1.0	(1.3)	7.2
Impact of rate changes in non-U.S. jurisdictions	1.4	8.9	(9.2)
Impact of transaction costs	—	(0.4)	6.0
Non-deductible compensation	1.0	2.1	0.9
Other (1)	2.4	0.4	5.3
Total income tax expense (benefit)	$73.5	$90.4	$46.6
(1)Represents several adjustments, none of which are significant for separate disclosure.
The Company has tax holiday agreements in place in China, which expire in between 2023 and 2024. It is the Company’s intention to reapply for these holidays as they expire. We anticipate that we will continue to qualify for these holidays, but we will assess based on business conditions at the time of renewal.
As of December 31, 2023 and 2022 the Company has recognized $39.0 and $41.3, respectively, of net deferred income tax liabilities for U.S. income taxes, non-U.S. income taxes and foreign withholding taxes on outside basis differences for certain foreign subsidiaries with earnings that are not indefinitely reinvested.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating losses and capital losses	$60.8	$95.3
Capitalized research expenditures	105.7	84.7
Accrued liabilities	44.8	38.8
Employee compensation and benefits	23.3	13.7
Pensions	14.8	12.8
Business interest deduction limitation	88.7	78.4
Inventory	29.8	23.9
R&D credit carryforward	4.4	7.6
Lease liability	22.5	24.6
Bad debts	9.2	6.8
Foreign tax credit carryforward	26.8	21.1
Other	6.3	3.7
Total deferred tax assets, before valuation allowances	$437.1	$411.4
Valuation allowances	$(146.8)	$(250.4)
Deferred tax assets, net of valuation allowances	$290.3	$161.0
Deferred tax liabilities
Intangibles & Goodwill	(175.9)	(176.9)
Undistributed foreign earnings	(39.0)	(41.3)
Property, plant & equipment	(27.0)	(21.1)
Debt issuance costs	(24.6)	(27.8)
Lease Right of Use Asset	(20.2)	(22.5)
Other	(3.3)	(1.5)
Total deferred tax liabilities	$(290.0)	$(291.1)
Net deferred income tax liabilities	$0.3	$(130.1)
At December 31, 2023, the Company has utilized all available federal net operating losses. At December 31, 2023, the gross amount of the Company’s state net operating losses was $464.3, expiring at various times between 2024 and 2042. At December 31, 2023, the Company had $31.2 other federal tax credit carryforwards expiring between 2027 and 2043. At December 31, 2023, the Company had other immaterial state tax credit carryforwards expiring between 2029 and 2038.
The use of certain US tax attributes as of December 31, 2023 is subject to an annual limitation due to the change in ownership of our stock in February 2020 as described in “Note 1 - Summary of Significant Accounting Policies”. There can be no assurance that trading in our shares will not affect another change in ownership under the Internal Revenue Code which could impose an additional limit on the use of our tax attributes.
At December 31, 2023, the Company’s foreign net operating losses that are available to offset future taxable income were $172.6. These foreign loss carryforwards will expire at various times beginning in 2024 with some losses having an unlimited carryforward period.
At December 31, 2023, the Company’s foreign capital loss carryforwards were $66.0. The majority of foreign capital loss carryforwards will expire in 2024 with the remaining having an unlimited carryforward period.
Pursuant to the terms of the separation, Emerson agreed to indemnify the Company for all U.S. federal, state or local income taxes, as well as non-U.S. income taxes, that are attributable to any period prior to the separation. An indemnification receivable of $6.9 has been recorded in noncurrent other assets for the uncertain tax positions related to periods prior to the separation. The impact on the Company’s tax expense for changes in uncertain tax positions for periods prior to the separation (discussed below) will be offset by the Emerson indemnification, resulting in no net effect on the Company’s net income.
Pursuant to the terms of the E&I Acquisition, E&I agreed to indemnify the Company for certain non-U.S. income taxes, that are attributable to any period prior to the acquisition. An indemnification receivable of $2.8 has been recorded in noncurrent other assets for the uncertain tax positions related to periods prior to the acquisition. The impact on the Company’s tax expense for changes in uncertain tax positions for periods prior to the acquisition (discussed below) will be offset by the E&I indemnification, resulting in no net effect on the Company’s net income.

Following are changes in unrecognized tax benefits before considering recoverability of cross-jurisdictional tax credits (federal, state, and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next 12 months.

	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$97.0	$98.6	$70.0
Additions for the current year tax positions	20.6	11.9	25.1
Additions for prior year tax positions	5.8	—	22.8
Reductions for prior year tax positions	(0.5)	(11.9)	(10.2)
Reductions for settlements with tax authorities	(4.1)	—	(8.5)
Reductions for expirations of statute of limitations	(16.3)	(1.6)	(0.6)
Ending balance	$102.5	$97.0	$98.6
The total amount of net unrecognized tax benefits that would affect income tax expense, if recognized in the Consolidated Financial Statements, is $97.0. In addition, an adjustment of $9.7 would result to other expense for reversal of the indemnification receivable. The Company accrues interest and penalties related to income taxes in income tax expense. As of December 31, 2023, 2022, and 2021, total accrued interest and penalties were $19.0, $18.0, and $15.2, respectively.
Eligible domestic subsidiaries file a consolidated U.S. Federal income tax return. Examinations by the U.S. Internal Revenue Service are complete through the December 1, 2016 date of separation with Emerson, with the limited exception of 2014. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates. As noted above, pursuant to the terms of the transactions, Emerson and E&I will indemnify the Company for certain tax assessments for periods prior to closing.
The change in the income tax valuation allowance is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$250.4	$241.6	$282.6
Additions (reductions) charged to expense	(100.4)	33.6	(24.0)
Reductions charged to other accounts	(3.2)	(24.8)	(17.0)
Ending balance	$146.8	$250.4	$241.6
For the year ended December 31, 2023, the Company recorded a net valuation allowance release of $103.4 primarily related to U.S. federal and state jurisdictions. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2023, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the U.S. federal and state deferred tax assets, excluding primarily foreign tax credits, are realizable. The Company therefore reduced the valuation allowance accordingly.
(10) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
On August 8, 2023 (the “Stock Sale Transaction date”), VPE Holdings, LLC (the “Vertiv Stockholder”), an affiliate of Platinum Equity Advisors, LLC (“Advisors”) completed the sale of 20,000,000 shares of Class A common stock of the Company (the “Stock Sale Transaction”). Subsequent to the Stock Sale Transaction, the Vertiv Stockholder holds less than 5% of the outstanding Class A common stock of the Company and as such is no longer considered a related person of the Company for purposes of Item 404 of Regulation S-K by virtue of its ownership in the Company.
The Company purchased and sold goods in the ordinary course of business with affiliates of Advisors. Purchases from the start of the current year through the Stock Sale Transaction date were $74.1. For the year ended December 31, 2022 and 2021 purchases were $137.0 and $98.0, respectively. Sales from the start of the current year through the Stock Sale Transaction date were $89.5. For the year ended December 31, 2022 and 2021 sales were $146.0 and $86.9, respectively. Accounts payable were $3.8 as of December 31, 2022. Accounts receivable were $33.3 as of December 31, 2022.

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
For the year ended December 31, 2021 the Company recorded $4.5 of accretion expense in “Interest expense, net”, in the Consolidated Statement of Earnings (Loss). An unrealized loss of $(3.2) was recorded in “Accumulated other comprehensive (loss) income” in the Consolidated Balance Sheet, related to the change in fair value of the tax receivable liability for the year ended December 31, 2021. Upon execution of the amended Tax Receivable Agreement on December 31, 2021, the Company reversed $4.1 previously recorded in “Accumulated other comprehensive (loss) income”, and recognized a gain of $59.2, recorded in “Gain on tax receivable agreement” in the Consolidated Statement of Earnings (Loss), for the difference between the amount accrued for this obligation in comparison to the amount at which the obligation will be settled.
(11) OTHER FINANCIAL INFORMATION
Items reported in earnings include the following:

	Year Ended December 31,
	2023	2022	2021
Research and development expense	$303.5	$282.0	$266.4
Depreciation expense	74.3	72.0	69.1
Advertising expense	20.1	20.6	26.0
Items reported in accrued expenses and other liabilities include the following:

	December 31, 2023	December 31, 2022
Accrued payroll and other employee compensation	$165.4	$132.6
Restructuring (see Note 4)	25.2	15.4
Operating lease liabilities (see Note 7)	42.9	45.2
Product warranty (see Note 1)	26.1	25.6
Other	352.2	294.9
Total	$611.8	$513.7
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

Recurring fair value measurements

A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used, are as follows:

		As of December 31, 2023
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.4	$—	$36.4	$—
Interest rate swaps	Other noncurrent assets	44.5	—	44.5	—
Total assets		$80.9	$—	$80.9	$—

Liabilities:
Private warrants	Warrant liabilities	$195.0	$—	$195.0	$—
Total liabilities		$195.0	$—	$195.0	$—

		As of December 31, 2022
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.9	$—	$36.9	$—
Interest rate swaps	Other noncurrent assets	73.3	—	73.3	—
Total assets		$110.2	$—	$110.2	$—

Liabilities:
Private warrants	Warrant liabilities	$58.7	$—	$58.7	$—
Total liabilities		$58.7	$—	$58.7	$—
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
The Company uses interest rate swaps to manage the interest rate mix of its total debt portfolio and related overall cost of borrowing. At December 31, 2023, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR based floating rate debt for fixed rate debt. At December 31, 2022, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of LIBOR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The Company recognized $38.9, $2.4, and $(10.5) in earnings for the years ended December 31, 2023, 2022 and 2021, respectively, within “Interest expense, net” on the Consolidated Statement of Earnings (Loss). At December 31, 2023, the Company expects that approximately $36.4 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive (loss) income into earnings during the next twelve months.
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

Net Investment hedge — During the years ended December 31, 2023 and 2022, the Company designated certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges were $17.9 and $11.1 and are included in “Foreign currency translation” in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2023 and 2022, approximately $225.0 and $233.6 of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Private Warrants — The fair value of the Private Warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. The significant assumptions which the Company used in the model are:

Warrant valuation inputs	December 31, 2023	December 31, 2022
Stock price	$48.03	$13.66
Strike price	$11.50	$11.50
Remaining life	1.10	2.10
Volatility	55.0%	56.0%
Interest rate (1)	4.73%	4.39%
Dividend yield (2)	0.21%	0.07%
(1)    Interest rate determined from a constant maturity treasury yield
(2)    December 31, 2023 and 2022 dividend yield assumes $0.10 and $0.01, respectively, per share per annum.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,104.9	$2,118.1	$2,062.4	$2,139.8
Senior Secured Notes due 2028	794.0	850.0	726.1	850.0
ABL Revolving Credit Facility due 2025	—	—	235.0	235.0
(1)See “Note 6 — Debt” for additional information

(13) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Activity in accumulated other comprehensive (loss) income is as follows:

	Year Ended December 31,
	2023	2022	2021
Foreign currency translation, beginning	$(157.0)	$39.8	$104.9
Other comprehensive income (loss)(1)	67.2	(196.8)	(65.1)
Foreign currency translation, ending	(89.8)	(157.0)	39.8
Interest rate swaps, beginning	110.2	8.7	(32.8)
Unrealized gain (loss) deferred during the period(2)(3)	(22.5)	101.5	41.5
Interest rate swaps, ending	87.7	110.2	8.7
Pension, beginning	0.6	(12.9)	(19.7)
Actuarial gain (loss), net of income taxes(4)	(3.0)	13.5	6.8
Pension, ending	(2.4)	0.6	(12.9)
Tax receivable agreement, beginning	—	—	(0.9)
Unrealized gain (loss) during the period (5)	—	—	(3.2)
TRA settlement (6)	—	—	4.1
Tax receivable agreement, ending	—	—	—
Accumulated other comprehensive (loss) income	$(4.5)	$(46.2)	$35.6
(1)For the year ended December 31, 2023 foreign currency translation included tax effects of $(0.7), refer to "Note 9 - Income taxes" for additional information.
(2)During the year ended December 31, 2023, 2022, and 2021, $38.9, $2.4, and $(10.5) respectively, was reclassified into earnings.
(3)For the year ended December 31, 2023 interest rate swaps included tax effects of $6.9.
(4)For the year ended December 31, 2023 pension included tax effects of $0.7.
(5)The fair value movement on the Tax Receivable Agreement attributable to our own credit risk spread is recorded in “Other comprehensive (loss) income (loss)” prior to amending the Tax Receivable Agreement.
(6)See “Note 10 - Related Party” for additional information.
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
The Company determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the CODM, which includes determining resource allocation methodologies used for reportable segments. During 2023, we reorganized our internal reporting and realigned our operating segment structure to how our CODM, our Chief Executive Officer, allocates resources and makes decisions. The changes resulted in the identification of two new operating segments, 1) India and 2) Asia, which previously were collectively reported as our legacy Australia & New Zealand, South East Asia and India operating segment. Given the similarities of economic characteristics and other qualitative factors, we aggregate these operating segments with Greater China and we report this as our Asia Pacific reportable segment.
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
Reportable Business Segments

	Year Ended December 31,
Sales	2023	2022	2021
Americas	$3,885.2	$2,773.0	$2,206.4
Asia Pacific	1,615.6	1,699.3	1,693.6
Europe, Middle East & Africa	1,732.3	1,556.8	1,267.4
	7,233.1	6,029.1	5,167.4
Eliminations	(369.9)	(337.6)	(169.3)
Total	$6,863.2	$5,691.5	$4,998.1

	Year Ended December 31,
Operating profit (loss)	2023	2022	2021
Americas	$958.8	$426.1	$441.2
Asia Pacific	248.5	274.4	253.4
Europe, Middle East & Africa	380.0	234.6	217.6
Total reportable segments	1,587.3	935.1	912.2
Foreign currency gain (loss)	(16.0)	(3.7)	(3.2)
Corporate and other	(517.8)	(492.2)	(504.8)
Total corporate, other and eliminations	(533.8)	(495.9)	(508.0)
Amortization of intangibles	(181.3)	(215.8)	(144.3)
Operating profit (loss)	$872.2	$223.4	$259.9

Total Assets	December 31, 2023	December 31, 2022
Americas	$3,466.4	$3,128.5
Asia Pacific	1,338.4	1,323.1
Europe, Middle East & Africa	2,505.4	2,360.0
	7,310.2	6,811.6
Corporate and other	688.3	284.1
Total	$7,998.5	$7,095.7

	Year Ended December 31,
Intersegment sales	2023	2022	2021
Americas	$40.7	$44.4	$19.0
Asia Pacific	87.8	98.0	84.6
Europe, Middle East & Africa	241.4	195.2	65.7
Total	$369.9	$337.6	$169.3

	Year Ended December 31,
Depreciation and Amortization	2023	2022	2021
Americas	$121.1	$124.1	$114.7
Asia Pacific	34.7	38.7	41.0
Europe, Middle East & Africa	80.9	108.9	42.9
Corporate and other	34.3	30.7	28.4
Total	$271.0	$302.4	$227.0

	Year Ended December 31,
Capital Expenditures	2023	2022	2021
Americas	$65.7	$53.9	$28.7
Asia Pacific	25.2	23.7	20.5
Europe, Middle East & Africa	25.7	17.8	18.3
Corporate and other	11.3	4.6	5.9
Total	$127.9	$100.0	$73.4

	Year Ended December 31,
Sales by Destination	2023	2022	2021
United States and Canada	$3,598.1	$2,548.3	$1,975.4
Europe	1,307.1	1,151.6	1,053.9
Asia	1,480.3	1,543.9	1,561.3
Latin America	281.1	259.6	218.3
Middle East/Africa	196.6	188.1	189.2
	$6,863.2	$5,691.5	$4,998.1
Sales in the U.S. were $3,430.3, $2,430.6, and $1,874.9 for the years ended December 31, 2023, 2022, and 2021, respectively, while sales in China were $682.9, $746.3, and $862.7, respectively.
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

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The principal significant assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period equal to the expected life of the option); the expected option life (an estimate based on historical experience); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option). Because the Company only recently became publicly traded, we do not have sufficient historical information on which to base expected volatility. As such, our volatility assumption is based on the historical and implied volatility of similar public companies, which were identified considering factors such as industry, stage of life cycle, size, and financial leverage. Because the Company does not have sufficient historical option exercise experience upon which we can estimate the expected term we estimate the expected term using the average of the vesting period and the contractual period of the award.
A summary of the weighted average assumptions used in determining the fair value of stock options follows:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	37.09%	37.31%	30.47%
Expected option life in years	6.25	6.25	6.25
Expected dividend yield	0.06%	0.08%	0.08%
Risk-free interest rate	4.23%	2.31%	0.86%
Weighted-average fair value of stock options	$7.26	$5.04	$6.53
A summary of the 2023 stock option activity follows:

	Options	Weighted-average exercise price per option	Weighted-average remaining contractual life in years	Aggregate intrinsic value (1)
Outstanding at January 1, 2023	10,612,810	$13.40
Granted	3,544,623	16.55
Exercised	(2,092,068)	13.26
Forfeited and canceled	(910,008)	14.92
Outstanding at December 31, 2023	11,155,357	$14.30	7.48	$376.3
Exercisable at December 31, 2023	3,392,786	$13.46	6.56	$117.3
(1)The aggregate intrinsic value in the table above represents the difference between the Company’s stock price on the last trading day of 2023 and the exercise price of each in-the-money option on the last day of the period presented.
For the years ended December 31, 2023, 2022, and 2021 total compensation expense relating to stock options was $14.3, $15.3, and $9.3, respectively. As of December 31, 2023, there was $31.4 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 2.38 years.
Restricted stock units
RSUs have been issued to certain employees and directors as of December 31, 2023 and entitle the holder to receive one common share for each RSU upon vesting. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, generally over seven years. A summary of the 2023 RSU activity follows:

	Restricted stock units	Weighted-average fair value per unit
Outstanding at January 1, 2023	3,038,783	$15.43
Granted	750,195	18.11
Vested	(621,009)	11.86
Forfeited and canceled	(441,074)	15.89
Outstanding at December 31, 2023	2,726,895	$16.90
For the year ended December 31, 2023, 2022 and 2021 total compensation expense relating to RSUs was $7.8 and $9.2, and $13.9, respectively. As of December 31, 2023, there was $34.5 of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.47 years.

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
The fair value for all internal company-based metric performance awards is monitored quarterly and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the year ended December 31, 2023 and 2022, total compensation expense relating to the performance awards was $2.9 and $0.2, respectively. For the year ended December 31, 2023 the company-based metric was achieved.
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
The details of the earnings per share calculations for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
(in millions, except per share and per share amounts)	2023	2022	2021
Basic earnings (loss) per share computation:
Net income (loss)	$460.2	$76.6	$119.6
Weighted-average number of shares outstanding - basic	380,144,059	376,730,519	355,544,632
Basic earnings per share	$1.21	$0.20	$0.34

Diluted earnings (loss) per share computation:
Net income (loss)	$460.2	$76.6	$119.6
Gain on fair value of warrant liabilities	—	(90.9)	—
Net income (loss) adjusted for the gain on fair value of warrant liabilities	$460.2	$(14.3)	$119.6

Weighted-average number of shares outstanding - basic	380,144,059	376,730,519	355,544,632
Dilutive effect of private warrants	—	1,493,532	—
Dilutive effect of equity-based compensation	6,082,208	—	4,595,691
Weighted-average number of shares outstanding - diluted	386,226,267	378,224,051	360,140,323
Diluted earnings (loss) per share	$1.19	$(0.04)	$0.33

The dilutive effect of stock awards was 6.1 million shares for the year ended December 31, 2023. Additionally, 0.3 million stock awards and 3.2 million warrants were also outstanding during the year ended December 31, 2023, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
The dilutive effect of warrants was 1.5 million shares for the year ended December 31, 2022. Additional stock awards represented 15.8 million shares were also outstanding during the year ended December 31, 2022, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
The dilutive effect of stock awards was 4.6 million for the year ended December 31, 2021. Additionally, 2.3 million stock awards and 5.7 million warrants were also outstanding during the year ended December 31, 2021, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

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
On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with, the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. On December 31, 2021, the parties entered into a settlement agreement on ordinary and customary terms, settling all of the disputes between them. As of December 31, 2022, the settlement was recorded in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet. The settlement was paid in the third quarter of 2023.
On May 3, 2022, a putative securities class action, In re Vertiv Holdings Co Securities Litigation, 22-cv-3572, was filed against Vertiv, certain of the Company’s officers and directors, and other defendants in the Southern District of New York. Plaintiffs filed an amended complaint on September 16, 2022. The amended complaint alleges that certain of the Company’s public statements were materially false and/or misleading with respect to inflationary and supply chain pressures and pricing issues, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. These claims are asserted on behalf of a putative class of all persons and entities that (i) purchased Vertiv securities between February 24, 2021 and February 22, 2022; and/or (ii) purchased Vertiv securities in or traceable to the November 4, 2021 secondary public offering by a selling stockholder pursuant to a resale registration statement. On January 31, 2024, the Court issued an order dismissing the claims under Sections 11, 12(a)(2), and 15 of the Securities Act. The motion to dismiss the claims under Sections 10(b) and 20(a) of the Exchange Act remains pending.
On June 9, 2023, two Vertiv shareholders, Matthew Sullivan and Jose Karlo Ocampo Avenido, brought a derivative lawsuit, Sullivan v. Johnson, et al., C.A. No. 2023-0608, against Vertiv (as nominal defendant only) and certain of the Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. The complaint alleges that certain of the named directors and officers caused the Company to issue materially false and/or misleading public statements with respect to inflationary and supply chain pressures and pricing issues, and that the Company suffered damages as a result. This action has been stayed since August 10, 2023, pending the securities class action.

The Company believes it has meritorious defenses against the allegations made in the aforementioned lawsuits, which are at the preliminary stages. However, the Company is unable at this time to predict the outcome of these matters or the amount of any cost associated with their resolution.
In November 2023, following the filing of the actions described above, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) and a parallel request for documents from the U.S. Attorney’s Office for the Southern District of New York, which relate to the allegations made in the class action complaint and derivative action. The Company is actively responding to these matters.
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. SAT claimed its basis for the suspension was a failure by TDP to provide sufficient evidence of the export of goods temporarily imported at required levels under Mexico's Manufacturing, Maquila and Export Services Industries Program ("IMMEX Program"). The Company and TDP has disputed SAT’s position throughout the customs tax audit, through the filing of various petitions and appeals with appropriate documentation evidencing the complete and timely export of the goods temporarily imported during the audit period. TDP has accepted a proposal from SAT to close the audit by making payments and fees totaling approximately $10.1 which has been recorded in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets as of December 31, 2023. The Company intends to seek reimbursement of this amount as an undue payment in the near future from SAT, for which the outcome is currently unknown and no receivable has been established. Furthermore, the Company remains subject to other customs tax audits concerning other facilities located within Mexico. While we cannot predict with certainty the outcome of other assessments, based on currently known information, we believe a risk of loss, if any, is not currently estimable. Accordingly, no further reserve for loss contingency has been recorded in the Company's financial statements as of December 31, 2023 related to these other matters. In February 2024, $5.2 was paid to SAT in connection with the accepted proposal.
The Company is unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution.
As of December 31, 2023, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.