Form 10-Q
period 2024-03-31
Vertiv Holdings Co
filed 2024-04-26
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2024

or

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
Yes ☐ No ☒
As of April 22, 2024, there were 374,344,987 shares of the Company’s Class A common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Net sales
Net sales - products	$1,270.3	$1,186.5
Net sales - services	368.8	334.6
Net sales	1,639.1	1,521.1
Costs and expenses
Cost of sales - products	846.3	819.5
Cost of sales - services	226.4	206.1
Cost of sales	1,072.7	1,025.6
Operating expenses
Selling, general and administrative expenses	314.0	308.7
Amortization of intangibles	46.0	45.2
Restructuring costs	0.3	13.1
Foreign currency (gain) loss, net	3.2	3.1
Other operating expense (income)	0.3	(4.9)
Operating profit (loss)	202.6	130.3
Interest expense, net	39.0	46.8
Change in fair value of warrant liabilities	176.6	(4.2)
Income (loss) before income taxes	(13.0)	87.7
Income tax expense (benefit)	(7.1)	37.4
Net income (loss)	$(5.9)	$50.3

Earnings (loss) per share:
Basic	$(0.02)	$0.13
Diluted	$(0.02)	$0.12
Weighted-average shares outstanding:
Basic	379,135,184	378,129,786
Diluted	379,135,184	381,683,511

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Net income (loss)	$(5.9)	$50.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	(43.2)	41.4
Interest rate swaps	6.3	(13.9)
Pension	—	(0.2)
Foreign currency exchange forwards	2.6	—
Other comprehensive income (loss), net of tax	(34.3)	27.3
Comprehensive income (loss)	$(40.2)	$77.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$275.8	$780.4
Accounts receivable, less allowances of $31.6 and $29.1, respectively	2,097.1	2,118.1
Inventories	987.1	884.3
Other current assets	271.8	218.7
Total current assets	3,631.8	4,001.5
Property, plant and equipment, net	565.3	560.1
Other assets:
Goodwill	1,322.8	1,330.3
Other intangible assets, net	1,615.9	1,672.9
Deferred income taxes	159.3	159.8
Right-of-use assets, net	185.1	173.5
Other	111.2	100.4
Total other assets	3,394.3	3,436.9
Total assets	$7,591.4	$7,998.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.2	$21.8
Current portion of warrant liabilities	371.6	—
Accounts payable	983.7	986.4
Deferred revenue	735.0	638.9
Accrued expenses and other liabilities	541.8	611.8
Income taxes	56.6	46.5
Total current liabilities	2,709.9	2,305.4
Long-term debt, net	2,916.1	2,919.1
Deferred income taxes	154.6	159.5
Warrant liabilities	—	195.0
Long-term lease liabilities	153.3	142.6
Other long-term liabilities	264.1	262.0
Total liabilities	6,198.0	5,983.6
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 373,969,346 and 381,788,876 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost: 9,076,444 shares and none at March 31, 2024 and December 31, 2023, respectively	(605.9)	—
Additional paid-in capital	2,745.2	2,711.3
Accumulated deficit	(707.1)	(691.9)
Accumulated other comprehensive income (loss)	(38.8)	(4.5)
Total equity	1,393.4	2,014.9
Total liabilities and equity	$7,591.4	$7,998.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash flows from operating activities:
Net income (loss)	$(5.9)	$50.3
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	19.8	17.7
Amortization	48.9	48.9
Deferred income taxes	(7.6)	3.4
Amortization of debt discount and issuance costs	2.1	2.7
Change in fair value of warrant liabilities	176.6	(4.2)
Changes in operating working capital	(99.7)	(86.9)
Stock-based compensation	9.2	5.5
Other	(5.9)	4.6
Net cash provided by (used for) operating activities	137.5	42.0
Cash flows from investing activities:
Capital expenditures	(35.8)	(27.8)
Investments in capitalized software	(0.7)	(2.0)
Proceeds from disposition of property, plant and equipment	—	12.4
Net cash provided by (used for) investing activities	(36.5)	(17.4)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	190.0	100.2
Repayments of ABL revolving credit facility and short-term borrowings	(190.0)	(110.2)
Repayment of long-term debt	(5.3)	(10.9)
Dividend payment	(9.3)	—
Repurchase of common stock	(599.9)	—
Exercise of employee stock options	14.4	2.2
Employee taxes paid from shares withheld	(3.0)	(0.1)
Net cash provided by (used for) financing activities	(603.1)	(18.8)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	1.8
Increase (decrease) in cash, cash equivalents and restricted cash	(508.1)	7.6
Beginning cash, cash equivalents and restricted cash	788.6	273.2
Ending cash, cash equivalents and restricted cash	$280.5	$280.8
Changes in operating working capital
Accounts receivable	$9.9	$(90.1)
Inventories	(106.5)	(79.5)
Other current assets	(31.7)	(1.2)
Accounts payable	9.8	(62.3)
Deferred revenue	100.0	144.2
Accrued expenses and other liabilities	(68.5)	(16.5)
Income taxes	(12.7)	18.5
Total changes in operating working capital	$(99.7)	$(86.9)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital		Treasury Share Capital
	Shares	Amount	Treasury Stock	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	377,368,837	$—	—	$—	$2,630.7	$(1,142.6)	$(46.2)	$1,441.9
Net income (loss)	—	—	—	—	—	50.3	—	50.3
Exercise of employee stock options	246,653	—	—	—	2.2	—	—	2.2
Stock-based compensation, net of withholding for tax(1)	14,730	—	—	—	5.4	—	—	5.4
Employee 401K match with Vertiv stock	135,245	—	—	—	2.1	—	—	2.1
Exercise of warrants(2)	1,368,194	—	—	—	21.6	—	—	21.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	27.3	27.3
Balance at March 31, 2023	379,133,659	$—	—	$—	$2,662.0	$(1,092.3)	$(18.9)	$1,550.8

Balance at December 31, 2023	381,788,876	$—	—	$—	$2,711.3	$(691.9)	$(4.5)	$2,014.9
Net income (loss)	—	—	—	—	—	(5.9)	—	(5.9)
Exercise of employee stock options	1,109,113	—	—	—	14.4	—	—	14.4
Stock-based compensation, net of withholding for tax(3)	102,833	—	—	—	17.3	—	—	17.3
Employee 401K match with Vertiv stock	44,968	—	—	—	2.2	—	—	2.2
Dividend	—	—	—	—	—	(9.3)	—	(9.3)
Repurchase of common stock	(9,076,444)	—	9,076,444	(605.9)	—	—	—	(605.9)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(34.3)	(34.3)
Balance at March 31, 2024	373,969,346	$—	9,076,444	$(605.9)	$2,745.2	$(707.1)	$(38.8)	$1,393.4
(1)Net stock compensation activity includes 14,730 shares withheld for taxes valued at $0.1 and stock-based compensation of $5.5.
(2)On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock.
(3)Net stock compensation activity includes 146,095 vested shares offset by 43,262 shares withheld for taxes valued at $3.0 and stock-based compensation of $9.2.

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
The notes included herein should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.
Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07: Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. This ASU provides amendments by requiring disclosure of incremental segment information on an annual and interim basis. The amendments are effective in fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.
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

Disaggregation of Revenues
Prior to 2024, the Company previously reported critical infrastructure & solutions and integrated rack solutions revenue separately. In 2024, the previously reported revenue for those product and service offerings are combined and reported as products as they will collectively be managed together. Prior period amounts have been reclassified to conform with the current year presentation.
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended March 31, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$716.1	$224.0	$297.3	$1,237.4
Services & spares	208.9	108.3	84.5	401.7
Total	$925.0	$332.3	$381.8	$1,639.1

Timing of revenue recognition:
Products and services transferred at a point in time	$682.0	$240.6	$206.1	$1,128.7
Products and services transferred over time	243.0	91.7	175.7	510.4
Total	$925.0	$332.3	$381.8	$1,639.1

	Three months ended March 31, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$673.9	$208.9	$267.7	$1,150.5
Services & spares	188.4	104.1	78.1	370.6
Total	$862.3	$313.0	$345.8	$1,521.1

Timing of revenue recognition:
Products and services transferred at a point in time	$652.1	$230.0	$256.3	$1,138.4
Products and services transferred over time	210.2	83.0	89.5	382.7
Total	$862.3	$313.0	$345.8	$1,521.1

The opening and closing balances of current and long-term deferred revenue as of March 31, 2024 and December 31, 2023 were as follows:

	Balances at March 31, 2024	Balances at December 31, 2023
Deferred revenue - current	$735.0	$638.9
Deferred revenue - noncurrent (1)	67.3	61.8
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $41.0, $14.2 and $12.1 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.

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

Restructuring expense by business segment were as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Americas	$0.1	$1.0
Asia Pacific	0.4	4.3
Europe, Middle East & Africa	0.7	3.5
Corporate	(0.9)	4.3
Total	$0.3	$13.1

The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Unaudited Condensed Consolidated Balance Sheets. The change in the current liability for the restructuring costs during the three months ended March 31, 2024 were as follows:

	December 31, 2023	Expense	Paid/Utilized	March 31, 2024
Severance and benefits	$25.1	$(0.1)	$(4.1)	$20.9
Plant closing and other	0.1	0.4	(0.4)	0.1
Total	$25.2	$0.3	$(4.5)	$21.0

The change in the current liability for the restructuring costs during the three months ended March 31, 2023 were as follows:

	December 31, 2022	Expense	Paid/Utilized	March 31, 2023
Severance and benefits	$15.3	$13.0	$(1.7)	$26.6
Plant closing and other	0.1	0.1	(0.1)	0.1
Total	$15.4	$13.1	$(1.8)	$26.7
(5) DEBT
Long-term debt, net, consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Term Loan due 2027 at 7.94% and 7.97% at March 31, 2024 and December 31, 2023, respectively	$2,112.8	$2,118.1
Senior Secured Notes due 2028 at 4.125% at both March 31, 2024 and December 31, 2023	850.0	850.0
Unamortized discount and issuance costs	(25.5)	(27.2)
	2,937.3	2,940.9
Less: Current Portion	(21.2)	(21.8)
Total long-term debt, net of current portion	$2,916.1	$2,919.1
ABL Revolving Credit Facility
On February 16, 2024, the Borrower and certain subsidiaries entered into Amendment No. 8 (the “Eighth Amendment”), which, among other modifications, extended the maturity date of the ABL Revolving Credit Facility to be five years from the date of the Eighth Amendment (subject to an earlier springing maturity date if certain other indebtedness for borrowed money matures earlier), increased the revolving loan commitments tranche by $30.0 to a total loan commitment of $600.0 under the ABL Revolving Credit Facility, modified certain borrowing base reporting requirements and removed the French tranche and the FILO tranches from the ABL Revolving Credit Facility.

At March 31, 2024, Vertiv Group Corporation (a wholly-owned subsidiary of the Company), as Borrower, and certain subsidiaries of the Borrower as co-borrowers (the “Co-Borrowers”), had $584.2 of availability under the Asset Based Revolving Credit Facility (the “ABL Revolving Credit Facility”) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $15.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At both March 31, 2024 and December 31, 2023, there was no outstanding balance on the ABL Revolving Credit Facility.
(6) INCOME TAXES
The Company’s effective tax rate was 54.6% and 42.6% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate in the three months ended March 31, 2024 is primarily influenced by the negative impacts of non-deductible changes in the fair value of the warrant liabilities, discrete tax benefits related to stock compensation activity in the quarter and the mix of income between the Company’s U.S. and non-U.S. operations. The effective rate for the comparative three months ended March 31, 2023 primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances and the impact of changes in our indefinite reinvestment liability.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of March 31, 2024, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(7) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
On August 8, 2023 (the "Stock Sale Transaction date"), VPE Holdings, LLC (the "Vertiv Stockholder"), an affiliate of Platinum Equity Advisors, LLC ("Advisors") completed the sale of 20,000,000 shares of Class A common stock of the Company (the "Stock Sale Transaction"). Subsequent to the Stock Sale Transaction, the Vertiv Stockholder holds less than 5% of the outstanding Class A common stock of the Company and as such is no longer considered a related person of the Company for purposes of Item 404 of Regulation S-K by virtue of its ownership in the Company. Prior to the Stock Sale Transaction date, the Company purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the three months ended March 31, 2023 purchases and sales were $31.0 and $35.6, respectively.
(8) OTHER FINANCIAL INFORMATION

	March 31, 2024	December 31, 2023
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$275.8	$780.4
Restricted cash included in other current assets	4.7	8.2
Total cash, cash equivalents, and restricted cash	$280.5	$788.6

	March 31, 2024	December 31, 2023
Inventories
Finished products	$358.0	$261.6
Raw materials	460.1	484.3
Work in process	169.0	138.4
Total inventories	$987.1	$884.3

	March 31, 2024	December 31, 2023
Property, plant and equipment, net
Machinery and equipment	$492.4	$479.7
Buildings	345.1	343.6
Land	41.0	41.3
Construction in progress	73.1	67.5
Property, plant and equipment, at cost	951.6	932.1
Less: Accumulated depreciation	(386.3)	(372.0)
Property, plant and equipment, net	$565.3	$560.1

	March 31, 2024	December 31, 2023
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$98.6	$165.4
Restructuring (see Note 4)	21.0	25.2
Operating lease liabilities	44.6	42.9
Product warranty	23.8	26.1
Other	353.8	352.2
Total	$541.8	$611.8

	Three months ended March 31, 2024	Three months ended March 31, 2023
Change in product warranty accrual
Balance at the beginning of the period	$26.1	$25.6
Provision charge to expense	3.4	4.7
Paid/utilized	(5.7)	(5.7)
Balance at the end of the period	$23.8	$24.6
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

Recurring fair value measurements
A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used are as follows:

		As of March 31, 2024
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$38.5	$—	$38.5	$—
Foreign currency exchange forwards	Other current assets	3.6	—	3.6	—
Economic hedges	Other current assets	1.4		1.4
Interest rate swaps	Other noncurrent assets	50.4	—	50.4	—
Total assets		$93.9	$—	$93.9	$—

Liabilities:
Private warrants	Current portion of warrant liabilities	$371.6	$—	$371.6	$—
Total liabilities		$371.6	$—	$371.6	$—

		As of December 31, 2023
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.4	$—	$36.4	$—
Interest rate swaps	Other noncurrent assets	44.5	—	44.5	—
Total assets		$80.9	$—	$80.9	$—

Liabilities:
Private warrants	Warrant liabilities	$195.0	$—	$195.0	$—
Total liabilities		$195.0	$—	$195.0	$—
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
The Company uses interest rate swaps to manage the interest rate risk of the Company’s total debt portfolio and related overall cost of borrowing. At both March 31, 2024 and December 31, 2023, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. During the three months ended March 31, 2024 and 2023, the Company recognized income of $10.7 and $8.1, respectively, within “Interest expense, net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss). At March 31, 2024, the Company expects that approximately $38.5 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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

Foreign currency exchange forwards - The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market, as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure is recognized. At March 31, 2024 we have derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $118.0. For the three months ended March 31, 2024 there was no realized gain associated with the foreign currency exchange swaps on the Unaudited Condensed Consolidated Statements of Earnings (Loss).
Economic hedges - At March 31, 2024 we have derivative instruments which hedge our purchases of aluminum and copper with notional amounts of 6,090.0 and 5,140.0 thousand metric tons, respectively. These derivative instruments are treated as economic hedges and for the three months ended March 31, 2024, the Company recognized mark-to-market gains (losses) of $0.7 in "Other operating expense (income)" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).
Private warrants — The fair value of the private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. The Company recognized a loss of $176.6 for the three months ended March 31, 2024 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the 5,266,667 outstanding private warrants. On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. For the three months ended March 31, 2023, the Company recognized a gain of $7.7 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the exercise of these private warrants. Additionally, the Company recognized a loss of $3.5 for the three months ended March 31, 2023 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the remaining 5,266,667 outstanding private warrants.
The significant assumptions which the Company used in the model are:

Warrant valuation inputs	March 31, 2024	December 31, 2023
Stock price	$81.67	$48.03
Strike price	$11.50	$11.50
Remaining life	0.86	1.10
Volatility	55.0%	55.0%
Interest rate (1)	5.03%	4.73%
Dividend yield (2)	0.12%	0.21%
(1)    Interest rate determined from a constant maturity treasury yield.
(2)    March 31, 2024 and December 31, 2023 dividend yield assumes $0.10 per share per annum.
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $21.3 for the three months ended March 31, 2024 and is included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). The net impact of translation adjustments from these hedges was $11.6 for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, $244.9 and $225.0, respectively, of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,097.0	$2,112.8	$2,104.9	$2,118.1
Senior Secured Notes due 2028	792.1	850.0	794.0	850.0
ABL Revolving Credit Facility due 2025	—	—	—	—
(1)See “Note 5 — Debt” for additional information.
(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Foreign currency translation, beginning	$(89.8)	$(157.0)
Other comprehensive income (loss)(1)	(43.2)	41.4
Foreign currency translation, ending	(133.0)	(115.6)
Interest rate swaps, beginning	87.7	110.2
Unrealized gain (loss) deferred during the period (2)(3)	6.3	(13.9)
Interest rate swaps, ending	94.0	96.3
Pension, beginning	(2.4)	0.6
Actuarial gain (losses) recognized during the period, net of income taxes	—	(0.2)
Pension, ending	(2.4)	0.4
Foreign currency exchange forwards, beginning	—	—
Unrealized gains deferred during the period(4)	2.6	—
Foreign currency exchange forwards, ending	2.6	—
Accumulated other comprehensive income (loss)	$(38.8)	$(18.9)
(1)For the three months ended March 31, 2024 foreign currency translation included tax effects of $(1.5).
(2)During the three months ended March 31, 2024 and 2023, $10.7 and $8.1, respectively, was reclassified into earnings.
(3)For the three months ended March 31, 2024 interest rate swaps included tax effects of $(1.9).
(4)For the three months ended March 31, 2024 cash flow hedges included tax effects of $(0.8).
(11) SEGMENT INFORMATION
Operating profit (loss) is the primary income measure the Company uses to assess segment performance and make operating decisions. Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include stock-based compensation, other incentive compensation, change in fair value of warrant liabilities, asset impairments, and costs that support centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, and Legal.
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
Summarized information about the Company’s results of operations by reportable segment and product and service offering follows:
Americas includes products and services sold for applications within the data center, communication networks and commercial and industrial markets in North America and Latin America. This segment’s principal product and service offerings include:
•Products include AC and DC power management, thermal management, low/medium voltage switchgear, busway, integrated modular solutions, racks, rack power, rack power distribution, rack thermal systems, configurable integrated solutions, and hardware for managing I.T. equipment.
•Services & spares includes preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and critical digital infrastructure software.

Asia Pacific includes products and services sold for applications within the data center, communication networks and commercial and industrial markets throughout Greater China, India, and Asia. Products and services offered are similar to the Americas segment.
Europe, Middle East & Africa includes products and services sold for applications within the data center, communication networks and commercial and industrial markets in Europe, Middle East & Africa. Products and services offered are similar to the Americas segment.
Reportable Business Segments

Sales	Three months ended March 31, 2024	Three months ended March 31, 2023
Americas	$933.3	$872.0
Asia Pacific	360.2	336.2
Europe, Middle East & Africa	471.5	372.7
	1,765.0	1,580.9
Eliminations	(125.9)	(59.8)
Total	$1,639.1	$1,521.1

Intersegment sales (1)	Three months ended March 31, 2024	Three months ended March 31, 2023
Americas	$8.3	$9.7
Asia Pacific	27.9	23.2
Europe, Middle East & Africa	89.7	26.9
Total	$125.9	$59.8
(1)Intersegment selling prices approximate market prices.

Operating profit (loss)	Three months ended March 31, 2024	Three months ended March 31, 2023
Americas	$187.8	$145.8
Asia Pacific	30.4	16.6
Europe, Middle East & Africa	70.3	46.1
Total reportable segments	288.5	208.5
Foreign currency gain (loss)	(3.2)	(3.1)
Corporate and other	(36.7)	(29.9)
Total corporate, other and eliminations	(39.9)	(33.0)
Amortization of intangibles	(46.0)	(45.2)
Operating profit (loss)	$202.6	$130.3
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

The details of the earnings per share calculations for the three months ended March 31, 2024 and 2023 are as follows:

(In millions, except share and per share amounts)	Three months ended March 31, 2024	Three months ended March 31, 2023
Basic earnings (loss) per share computation:
Net income (loss)	$(5.9)	$50.3
Weighted-average number of shares outstanding - basic	379,135,184	378,129,786
Basic earnings per share	$(0.02)	$0.13

Diluted earnings (loss) per share computation:
Net income (loss)	$(5.9)	$50.3
Gain on fair value of warrant liabilities	—	(4.2)
Net income (loss) adjusted for the gain on fair value of warrant liabilities	$(5.9)	$46.1

Weighted-average number of shares outstanding - basic	379,135,184	378,129,786
Dilutive effect of private warrants	—	1,868,612
Dilutive effect of equity-based compensation	—	1,685,113
Weighted-average number of shares outstanding - diluted	379,135,184	381,683,511
Diluted earnings (loss) per share	$(0.02)	$0.12
Additional equity-based compensation awards of 10.6 million shares and warrants of 4.3 million shares were also outstanding during the three months ended March 31, 2024, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Additional equity-based compensation awards of 9.3 million shares were also outstanding during the three months ended March 31, 2023, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.
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
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. SAT claimed its basis for the suspension was a failure by TDP to provide sufficient evidence of the export of goods temporarily imported at required levels under Mexico's Manufacturing, Maquila and Export Services Industries Program ("IMMEX Program"). The Company and TDP has disputed SAT’s position throughout the customs tax audit, through the filing of various petitions and appeals with appropriate documentation evidencing the complete and timely export of the goods temporarily imported during the audit period. TDP has accepted a proposal from SAT to close the audit by making payments and fees totaling approximately $10.1 which has been recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023. The Company intends to seek reimbursement of this amount as an undue payment in the near future from SAT, for which the outcome is currently unknown and no receivable has been established. Furthermore, the Company remains subject to other customs tax audits concerning other facilities located within Mexico. While we cannot predict with certainty the outcome of other assessments, based on currently known information, we believe a risk of loss, if any, is not currently estimable. Accordingly, no further reserve for loss contingency has been recorded in the Company's financial statements as of March 31, 2024 related to these other matters. The accepted proposal was paid to SAT in the first quarter of 2024.
The Company is unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution except as otherwise noted above.
At March 31, 2024, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise indicates or requires, references to (1) “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q") and the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024 (the “2023 Form 10-K”).
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
These forward-looking statements involve a number of risks and uncertainties (some of which are beyond Vertiv’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in the 2023 Form 10-K. These risk factors and those identified elsewhere in this Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of Vertiv’s customers’ markets; disruption of Vertiv’s customers’ orders or Vertiv’s customers’ markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; competition in the infrastructure technologies industry; failure to obtain performance and other guarantees from financial institutions; failure to realize sales expected from Vertiv’s backlog of orders and contracts; failure to properly manage Vertiv’s supply chain or difficulties with third-party manufacturers; our ability to forecast changes in prices, including due to inflation in material, freight and/or labor costs, and timely implement measures necessary to mitigate the impacts of any such changes; risks associated with our significant backlog, including that the impacts of any measures taken to mitigate inflation will not be reflected in our financial statements immediately; failure to meet or anticipate technology changes; risks associated with information technology disruption or security; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; Vertiv’s ability to realize cost savings in connection with Vertiv’s restructuring program; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; changes to tax law; ongoing tax audits; costs or liabilities associated with product liability; the global scope of Vertiv’s operations; risks associated with Vertiv’s sales and operations in emerging markets; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States and abroad; Vertiv’s ability to comply with various laws and regulations and the costs associated with legal compliance; adverse outcomes to any legal claims and proceedings filed by or against Vertiv; risks associated with current and potential litigation or claims against Vertiv; Vertiv’s ability to protect or enforce its proprietary rights on which its business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters; failure to achieve environmental, social and governance goals; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; exposure to increases in interest rates set by central banking authorities; failure to maintain internal controls over financial reporting; the unpredictability of Vertiv’s future operational results, including the ability to grow and manage growth profitably; potential net losses in future periods; Vertiv’s level of indebtedness and the ability to incur additional indebtedness; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; Vertiv’s ability to comply with the covenants and restrictions contained in our credit agreements is not fully within our control; Vertiv’s ability to access funding through capital markets; the significant ownership and influence certain stockholders have over Vertiv; resales of Vertiv’s securities may cause volatility in the market price of our securities; Vertiv’s organizational documents contain provisions that may discourage unsolicited takeover proposals; Vertiv’s certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of Vertiv’s subsidiaries to pay dividends; the ability of Vertiv to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; Vertiv's ability to manage the succession of its key employees; and factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; Vertiv’s ability to attract, train and retain key members of its leadership team and other qualified personnel; the adequacy of Vertiv’s insurance coverage; a failure to benefit from future corporate transactions; risks associated with Vertiv’s limited history of operating as an independent company; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.
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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•Capacity Expansion: We have invested in capacity expansion to meet current and anticipated additional customer demand. For example, since acquiring E&I in late 2021, we have approximately doubled our manufacturing capacity for switchgear, busbar and integrated solutions by opening new facilities and adding production to existing facilities. Additionally, in order to support our thermal management activity, we opened a new manufacturing facility in Pune, India in 2024 to further support our manufacturing capacity. We anticipate continuing to invest in capacity globally to provide the geographic presence that our customers need, the ability to rapidly scale and to ensure resiliency.
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
•Thermal Management Portfolio Expansion - Liquid Cooling: In December of 2023, we acquired CoolTera Ltd., an existing technology partner and provider of coolant distribution infrastructure for data center cooling technology. This acquisition further strengthens our advanced cooling technology, deep domain expertise, control systems, and testing for AI and other high density compute cooling requirements and adds to our existing thermal management portfolio.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023

(Dollars in millions)	Three months ended March 31, 2024	Three months ended March 31, 2023	$ Change	% Change
Net sales	$1,639.1	$1,521.1	$118.0	7.8%
Cost of sales	1,072.7	1,025.6	47.1	4.6
Gross profit	566.4	495.5	70.9	14.3
Selling, general and administrative expenses	314.0	308.7	5.3	1.7
Amortization of intangibles	46.0	45.2	0.8	1.8
Restructuring costs	0.3	13.1	(12.8)	(97.7)
Foreign currency (gain) loss, net	3.2	3.1	0.1	3.2
Other operating expense (income)	0.3	(4.9)	5.2	(106.1)
Operating profit (loss)	202.6	130.3	72.3	55.5
Interest expense, net	39.0	46.8	(7.8)	(16.7)
Change in fair value of warrant liabilities	176.6	(4.2)	180.8	(4,304.8)
Income tax expense (benefit)	(7.1)	37.4	(44.5)	(119.0)
Net income (loss)	$(5.9)	$50.3	$(56.2)	(111.7)%
Net Sales
Net sales were $1,639.1 in the first three months of 2024, an increase of $118.0, or 7.8%, compared with $1,521.1 in the first three months of 2023. The increase in sales was primarily driven by higher sales volumes, partially offset by the negative impacts from foreign currency of $5.6. Product sales increased $86.9, which included negative impacts from foreign currency of $1.8. Services & spares sales increased $31.1, which included negative impacts from foreign currency of $3.8.
Excluding intercompany sales, net sales were $925.0 in the Americas, $332.3 in Asia Pacific and $381.8 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the “Business Segments” section below.
Cost of Sales
Cost of sales were $1,072.7 in the first three months of 2024, an increase of $47.1, or 4.6%, compared to the first three months of 2023. The increase in cost of sales was primarily driven by the impact of higher volumes and increased material, labor and logistics costs. Gross profit was $566.4 in the first three months of 2024, or 34.6% of sales, compared to $495.5, or 32.6% of sales, in the first three months of 2023. Margin increased primarily due to higher sales volumes and pricing actions exceeding inflationary costs.
Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $314.0 in the first three months of 2024, an increase of $5.3 compared to the first three months of 2023. The increase in SG&A was primarily driven by increased compensation costs and professional service fees. SG&A as a percentage of sales was 19.2% for the three months ended March 31, 2024 compared with 20.3% in the three months ended March 31, 2023.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). These remaining other expenses were $49.8 for the first three months of 2024, which was a $6.7 decrease from the first three months of 2023. The decrease was primarily due to a $12.8 decrease in restructuring costs, offset by operating (income) from a one-time tax indemnification release in 2023.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding private placement warrants. The change in fair value of the outstanding warrant liability during the first three months of 2024 and 2023 resulted in a loss of $176.6 and a gain of $4.2, respectively. The change in fair value of these private warrants was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exercise of 5,266,666 of the private placement warrants in February 2023 by GS Sponsor LLC. As of both March 31, 2024 and 2023, there were 5,266,667 private placement warrants that remained outstanding.
Interest Expense
Interest expense, net, was $39.0 in the first three months of 2024 compared to $46.8 in the first three months of 2023. The $7.8 decrease is primarily due to a $4.2 decrease related to the ABL Revolving Credit Facility, due 2029, attributable to lower borrowings in 2024 and a $2.6 decrease due to net settlement payments on our interest rate swaps as described in “Note 9 — Financial Instruments and Risk Management” to the Unaudited Condensed Consolidated Financial Statements. To the extent interest rates continue to fluctuate our interest expense will change, although we expect increases to be mitigated by our interest rate swaps.
Income Taxes
Income tax expense (benefit) was $(7.1) in the first three months of 2024 compared to $37.4 in the first three months of 2023. The $44.5 decrease is primarily due to the change in the fair value of warrant liabilities between the periods and increased tax benefits due to stock compensation activity. The effective rate in the first three months of 2024 was primarily influenced by the negative impacts of non-deductible changes in fair value of the warrant liabilities, discrete tax benefits related to stock compensation and the mix of income between our U.S. and non-U.S. operations. In the first three months of 2023, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances, which is offset by the positive impact of non-taxable changes in fair value of the warrant liabilities.
Business Segments
The following is detail of business segment results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended March 31, 2024	Three months ended March 31, 2023	$ Change	% Change
Net sales	$925.0	$862.3	$62.7	7.3%
Operating profit (loss)	187.8	145.8	42.0	28.8
Margin	20.3%	16.9%
Americas net sales of $925.0 in the first three months of 2024 increased $62.7, or 7.3%, from the first three months of 2023. The increase in sales was primarily driven by higher sales volumes in Colocation and Hyperscale markets compared to prior year. Net sales increased in products by $42.2 and service & spares increased by $20.5 due to improved customer site availability. Americas net sales were positively impacted by foreign currency of approximately $1.5.
Operating profit (loss) in the first three months of 2024 was $187.8, an increase of $42.0 compared with the first three months of 2023. Margin increased primarily due to higher sales volumes and improved price realization exceeding inflationary costs.

Asia Pacific

(Dollars in millions)	Three months ended March 31, 2024	Three months ended March 31, 2023	$ Change	% Change
Net sales	$332.3	$313.0	$19.3	6.2%
Operating profit (loss)	30.4	16.6	13.8	83.1
Margin	9.1%	5.3%
Asia Pacific net sales were $332.3 in the first three months of 2024, an increase of $19.3, or 6.2%, from the first three months of 2023. Sales increases were primarily driven by Colocation and Enterprise growth throughout the region particularly in India and Asia, partially offset by the negative impact of foreign currency of approximately $9.3. Net sales improved in products by $15.1 and in service & spares by $4.2.
Operating profit (loss) in the first three months of 2024 was $30.4, an increase of $13.8 compared with the first three months of 2023. Margin increased primarily due to higher sales volumes, improved price realization exceeding inflationary costs and improved leverage on fixed costs.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended March 31, 2024	Three months ended March 31, 2023	$ Change	% Change
Net sales	$381.8	$345.8	$36.0	10.4%
Operating profit (loss)	70.3	46.1	24.2	52.5
Margin	18.4%	13.3%
Europe, Middle East & Africa net sales were $381.8 in the first three months of 2024, an increase of $36.0, or 10.4%, from the first three months of 2023. Sales increases were driven by increased volume in the Colocation and Hyperscale markets. Net sales improved in products by $29.6 and $6.4 in service & spares and was positively impacted by foreign currency of approximately $2.2.
Operating profit (loss) in the first three months of 2024 was $70.3, an increase of $24.2 compared with the first three months of 2023. Margin increased primarily due to higher sales volumes, improved price realization exceeding inflationary costs, and improved leverage on fixed costs.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, and Legal. Corporate and other costs were $39.9 and $33.0 in the first three months of 2024 and 2023, respectively. Corporate and other costs increased $6.9 compared to the first quarter of 2023. The first three months of 2023 included a one-time $7.8 benefit from the settlement of an escrow agreement.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $36.5 during the first three months of 2024. We expect to have capital expenditures (including capitalized software) of $175 to $200 for the full year 2024.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations and other financial instruments. Refer below, as well as to “Note 5 — Debt” and “Note 13 — Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements for more information. In addition, we have uncertain tax positions that are further discussed in “Note 6 — Income Taxes” of the Unaudited Condensed Consolidated Financial Statements. We anticipate payments for lease obligations of approximately $60 for the full year 2024. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes due 2028, with an outstanding principal amount of $850.0 as of March 31, 2024 (the “Notes”), the Term Loan due 2027, with an outstanding principal amount of $2,112.8, as of March 31, 2024 (the “Term Loan”), and the ABL Revolving Credit Facility due 2029, extended earlier in 2024, providing up to $600.0 of revolving borrowings, for which none was outstanding as of March 31, 2024 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). See “Note 5 — Debt” of the Unaudited Condensed Consolidated Financial Statements for more detailed discussion of the material terms of the Notes and the Senior Secured Credit Facilities.
At March 31, 2024, we had $275.8 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At March 31, 2024, Vertiv had $584.2 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $15.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
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
Summary Statement of Cash Flows
Three Months Ended March 31, 2024 and 2023

(Dollars in millions)	2024	2023	$ Change	% Change
Net cash provided by (used for) operating activities	$137.5	$42.0	$95.5	227.4%
Net cash used for investing activities	(36.5)	(17.4)	(19.1)	(109.8)
Net cash provided by (used for) financing activities	(603.1)	(18.8)	(584.3)	3,108.0
Capital expenditures	(35.8)	(27.8)	(8.0)	(28.8)
Investments in capitalized software	(0.7)	(2.0)	1.3	65.0
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $137.5 in the first three months of 2024, a $95.5 increase in cash generation compared to the first three months of 2023. Net loss from operations of $(5.9) included $249.0 of net non-cash expense items, consisting of depreciation and amortization of $68.7, a loss on the change in fair value of warrant liabilities of $176.6, non-cash stock-based compensation expense of $9.2, amortization of debt discount and issuance costs of $2.1, offset by deferred taxes of $7.6. Trade working capital used $99.7 in the first three months of 2024 in comparison to $86.9 in the first three months of 2023.

Net Cash used for Investing Activities
Net cash used for investing activities was $36.5 in the first three months of 2024 compared to net cash used for investing activities of $17.4 in the first three months of 2023. The increased use of cash over the comparable period was primarily driven by decreased proceeds from the disposition of property, plant and equipment of $12.4, increased capital expenditures of $8.0, offset by a decrease in investments of capitalized software of $1.3.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $603.1 in the first three months of 2024 compared to $18.8 provided by financing activities in the first three months of 2023. The change was primarily the result of $599.9 of share repurchases of common stock and $9.3 dividend payments, offset by year-over-year net repayments of $10.0 on the ABL Revolving Credit Facility in the first three months of 2023, $9.3 increase in net cash received associated with equity-based compensation activity, and $5.6 decrease of repayments on the Term Loan in the first three months of 2024.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The 2023 financial statements, as part of the 2023 Form 10-K, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in “Note 1 - Description of Business and Summary of Significant Accounting Policies” of the 2023 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material changes in our quantitative and qualitative market risk disclosures from those described in our 2023 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, the Company is not a party to any material, pending legal proceedings or claims at March 31, 2024. From time-to-time, the Company may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of the Company’s business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines that it has meritorious defenses to the claims asserted, the Company vigorously defends itself. The Company considers settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.
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
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. SAT claimed its basis for the suspension was a failure by TDP to provide sufficient evidence of the export of goods temporarily imported at required levels under Mexico's Manufacturing, Maquila and Export Services Industries Program ("IMMEX Program"). The Company and TDP has disputed SAT’s position throughout the customs tax audit, through the filing of various petitions and appeals with appropriate documentation evidencing the complete and timely export of the goods temporarily imported during the audit period. TDP has accepted a proposal from SAT to close the audit by making payments and fees totaling approximately $10.1 which has been recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023. The Company intends to seek reimbursement of this amount as an undue payment in the near future from SAT, for which the outcome is currently unknown and no receivable has been established. Furthermore, the Company remains subject to other customs tax audits concerning other facilities located within Mexico. While we cannot predict with certainty the outcome of other assessments, based on currently known information, we believe a risk of loss, if any, is not currently estimable. Accordingly, no further reserve for loss contingency has been recorded in the Company's financial statements as of March 31, 2024 related to these other matters. The accepted proposal was paid to SAT in the first quarter of 2024.
The Company is unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution except as otherwise noted above.

At March 31, 2024, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
The Company's risk factors, as of March 31, 2024, have not materially changed from those described in Part 1, Item 1A of our 2023 Form 10-K for the fiscal year ended December 31, 2023.
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
During the quarter ended March 31, 2024, Vertiv purchased 9,076,444 shares of its common stock, par value $0.0001 per share. As of March 31, 2024, $2.4 billion remain for additional share repurchases. The following table summarizes our purchases our Vertiv's common stock for the quarter ended March 31, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1-31, 2024	—	$—	—	$3,000.0
February 1-29, 2024	8,512,587	$66.06	8,512,587	$2,437.6
March 1-31, 2024	563,857	$66.51	563,857	$2,400.1
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment No. 8 to the Revolving Credit Agreement, dated as of February 16, 2024, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, certain other affiliates of Vertiv Group Corporation, as borrowers and guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed with the SEC on February 16, 2024).

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2024	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer