Form 10-Q
period 2024-06-30
Vertiv Holdings Co
filed 2024-07-26
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2024

or

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
Yes ☐ No ☒
As of July 22, 2024, there were 375,147,755 shares of the Company’s Class A common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Net sales
Net sales - products	$1,555.2	$1,360.4	$2,825.5	$2,546.9
Net sales - services	397.6	373.7	766.4	708.3
Net sales	1,952.8	1,734.1	3,591.9	3,255.2
Costs and expenses
Cost of sales - products	981.0	912.9	1,827.3	1,732.4
Cost of sales - services	230.6	227.2	457.0	433.3
Cost of sales	1,211.6	1,140.1	2,284.3	2,165.7
Operating expenses
Selling, general and administrative expenses	363.8	327.6	677.8	636.3
Amortization of intangibles	45.8	45.4	91.8	90.6
Restructuring costs	(2.5)	9.1	(2.2)	22.2
Foreign currency (gain) loss, net	0.2	7.5	3.4	10.6
Other operating expense (income)	(2.1)	(1.4)	(1.8)	(6.3)
Operating profit (loss)	336.0	205.8	538.6	336.1
Interest expense, net	44.8	46.9	83.8	93.7
Loss on extinguishment of debt	1.1	—	1.1	—
Change in fair value of warrant liabilities	25.4	46.0	202.0	41.8
Income (loss) before income taxes	264.7	112.9	251.7	200.6
Income tax expense (benefit)	86.6	29.7	79.5	67.1
Net income (loss)	$178.1	$83.2	$172.2	$133.5

Earnings (loss) per share:
Basic	$0.48	$0.22	$0.46	$0.35
Diluted	$0.46	$0.22	$0.44	$0.35
Weighted-average shares outstanding:
Basic	374,734,093	379,938,365	376,934,638	379,039,072
Diluted	384,488,069	382,351,210	387,001,428	381,116,189

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Net income (loss)	$178.1	$83.2	$172.2	$133.5
Other comprehensive income (loss), net of tax:
Foreign currency translation	(16.9)	(1.4)	(60.1)	40.0
Interest rate swaps	(2.9)	10.6	3.4	(3.3)
Pension	(0.1)	(0.1)	(0.1)	(0.3)
Foreign currency exchange forwards	(6.4)	—	(3.8)	—
Other comprehensive income (loss), net of tax	(26.3)	9.1	(60.6)	36.4
Comprehensive income (loss)	$151.8	$92.3	$111.6	$169.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$579.7	$780.4
Accounts receivable, less allowances of $26.9 and $29.1, respectively	2,218.8	2,118.1
Inventories	1,103.7	884.3
Other current assets	289.2	218.7
Total current assets	4,191.4	4,001.5
Property, plant and equipment, net	571.1	560.1
Other assets:
Goodwill	1,321.9	1,330.3
Other intangible assets, net	1,577.6	1,672.9
Deferred income taxes	160.9	159.8
Right-of-use assets, net	180.0	173.5
Other	105.4	100.4
Total other assets	3,345.8	3,436.9
Total assets	$8,108.3	$7,998.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.2	$21.8
Current portion of warrant liabilities	397.0	—
Accounts payable	1,098.2	986.4
Deferred revenue	888.8	638.9
Accrued expenses and other liabilities	600.6	611.8
Income taxes	74.0	46.5
Total current liabilities	3,079.8	2,305.4
Long-term debt, net	2,913.7	2,919.1
Deferred income taxes	158.9	159.5
Warrant liabilities	—	195.0
Long-term lease liabilities	149.9	142.6
Other long-term liabilities	268.5	262.0
Total liabilities	6,570.8	5,983.6
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 375,113,127 and 381,788,876 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,141.0	2,711.3
Accumulated deficit	(538.4)	(691.9)
Accumulated other comprehensive income (loss)	(65.1)	(4.5)
Total equity	1,537.5	2,014.9
Total liabilities and equity	$8,108.3	$7,998.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash flows from operating activities:
Net income (loss)	$172.2	$133.5
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	39.9	35.7
Amortization	97.2	98.2
Deferred income taxes	(2.8)	1.6
Amortization of debt discount and issuance costs	4.1	4.7
Change in fair value of warrant liabilities	202.0	41.8
Changes in operating working capital	(3.6)	(35.5)
Stock-based compensation	17.7	12.3
Other	(10.8)	3.3
Net cash provided by (used for) operating activities	515.9	295.6
Cash flows from investing activities:
Capital expenditures	(69.9)	(53.6)
Investments in capitalized software	(11.6)	(2.5)
Proceeds from disposition of property, plant and equipment	—	12.4
Net cash provided by (used for) investing activities	(81.5)	(43.7)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	270.0	159.7
Repayments of ABL revolving credit facility and short-term borrowings	(270.0)	(394.7)
Repayment of long-term debt	(10.6)	(16.4)
Dividend payment	(18.7)	—
Repurchase of common stock	(599.9)	—
Exercise of employee stock options	23.6	10.0
Employee taxes paid from shares withheld	(18.0)	(2.5)
Net cash provided by (used for) financing activities	(623.6)	(243.9)
Effect of exchange rate changes on cash and cash equivalents	(11.7)	(1.0)
Increase (decrease) in cash, cash equivalents and restricted cash	(200.9)	7.0
Beginning cash, cash equivalents and restricted cash	788.6	273.2
Ending cash, cash equivalents and restricted cash	$587.7	$280.2
Changes in operating working capital
Accounts receivable	$(115.1)	$(274.3)
Inventories	(224.1)	(96.5)
Other current assets	(30.9)	152.8
Accounts payable	130.3	(36.6)
Deferred revenue	254.7	161.3
Accrued expenses and other liabilities	(8.4)	27.5
Income taxes	(10.1)	30.3
Total changes in operating working capital	$(3.6)	$(35.5)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital		Treasury Share Capital
	Shares	Amount	Treasury Stock	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	377,368,837	$—	—	$—	$2,630.7	$(1,142.6)	$(46.2)	$1,441.9
Net income (loss)	—	—	—	—	—	50.3	—	50.3
Exercise of employee stock options	246,653	—	—	—	2.2	—	—	2.2
Stock-based compensation, net of withholding for tax(1)	14,730	—	—	—	5.4	—	—	5.4
Employee 401K match with Vertiv stock	135,245	—	—	—	2.1	—	—	2.1
Exercise of warrants(2)	1,368,194	—	—	—	21.6	—	—	21.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	27.3	27.3
Balance at March 31, 2023	379,133,659	$—	—	$—	$2,662.0	$(1,092.3)	$(18.9)	$1,550.8
Net income (loss)	—	$—	$—	—	$—	$83.2	$—	$83.2
Exercise of employee stock options	649,884	—	—	—	7.8	—	—	7.8
Stock-based compensation, net of withholding for tax(3)	365,055	—	—	—	4.4	—	—	4.4
Employee 401K match with Vertiv stock	217,041	—	—	—	2.8	—	—	2.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	9.1	9.1
Balance at June 30, 2023	380,365,639	$—	—	—	$2,677.0	$(1,009.1)	$(9.8)	$1,658.1

Balance at December 31, 2023	381,788,876	$—	—	$—	$2,711.3	$(691.9)	$(4.5)	$2,014.9
Net income (loss)	—	—	—	—	—	(5.9)	—	(5.9)
Exercise of employee stock options	1,109,113	—	—	—	14.4	—	—	14.4
Stock-based compensation, net of withholding for tax(4)	102,833	—	—	—	17.3	—	—	17.3
Employee 401K match with Vertiv stock	44,968	—	—	—	2.2	—	—	2.2
Dividend	—	—	—	—	—	(9.3)	—	(9.3)
Repurchase of common stock	(9,076,444)	—	9,076,444	(605.9)	—	—	—	(605.9)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(34.3)	(34.3)
Balance at March 31, 2024	373,969,346	$—	9,076,444	$(605.9)	$2,745.2	$(707.1)	$(38.8)	$1,393.4
Net income (loss)	—	$—	—	$—	$—	$178.1	$—	$178.1
Exercise of employee stock options	693,261	—	—	—	9.2	—	—	9.2
Stock-based compensation, net of withholding for tax(5)	412,459	—	—	—	(10.7)	—	—	(10.7)
Employee 401K match with Vertiv stock	38,061	—	—	—	3.2	—	—	3.2
Dividend	—	—	—	—	—	(9.4)	—	(9.4)
Retirement of treasury stock	—	—	(9,076,444)	605.9	(605.9)	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(26.3)	(26.3)
Balance at June 30, 2024	375,113,127	$—	—	$—	$2,141.0	$(538.4)	$(65.1)	$1,537.5
(1)Net stock compensation activity includes 14,730 shares withheld for taxes valued at $0.1 and stock-based compensation of $5.5.
(2)On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock.
(3)Net stock compensation activity includes 562,320 vested shares offset by 197,265 shares withheld for taxes valued at $2.4 and stock-based compensation of $6.8.
(4)Net stock compensation activity includes 146,095 vested shares offset by 43,262 shares withheld for taxes valued at $3.0 and stock-based compensation of $9.2.
(5)Net stock compensation activity includes 606,060 vested shares offset by 193,601 shares withheld for taxes valued at $18.0 and stock-based compensation of $8.5.

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
(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its subsidiaries in which the Company has a controlling interest. Investments in joint ventures and 20% to 50% owned affiliates where Vertiv has the ability to exert significant influence are accounted for under the equity method. Vertiv has no significant equity method investments during the periods presented. These unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. The presentation of certain prior period amounts have been reclassed to conform with current year presentation.
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

Disaggregation of Revenues
Prior to 2024, the Company previously reported critical infrastructure & solutions and integrated rack solutions revenue separately. In 2024, the previously reported revenue for those product and service offerings are combined and reported as products as they are now collectively managed together. Prior period amounts have been reclassified to conform with the current year presentation.
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended June 30, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$892.1	$293.1	$332.1	$1,517.3
Services & spares	229.0	116.0	90.5	435.5
Total	$1,121.1	$409.1	$422.6	$1,952.8

Timing of Revenue Recognition:
Products and services transferred at a point in time	$872.3	$312.8	$238.8	$1,423.9
Products and services transferred over time	248.8	96.3	183.8	528.9
Total	$1,121.1	$409.1	$422.6	$1,952.8

	Three months ended June 30, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$751.5	$285.7	$292.7	$1,329.9
Services & spares	207.9	110.1	86.2	404.2
Total	$959.4	$395.8	$378.9	$1,734.1

Timing of Revenue Recognition:
Products and services transferred at a point in time	$739.3	$304.6	$249.4	$1,293.3
Products and services transferred over time	220.1	91.2	129.5	440.8
Total	$959.4	$395.8	$378.9	$1,734.1

	Six months ended June 30, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$1,608.2	$517.1	$629.4	$2,754.7
Services & spares	437.9	224.3	175.0	837.2
Total	$2,046.1	$741.4	$804.4	$3,591.9

Timing of Revenue Recognition:
Products and services transferred at a point in time	$1,554.3	$553.4	$444.9	$2,552.6
Products and services transferred over time	491.8	188.0	359.5	1,039.3
Total	$2,046.1	$741.4	$804.4	$3,591.9

	Six months ended June 30, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$1,425.4	$494.6	$560.4	$2,480.4
Services & spares	396.3	214.2	164.3	774.8
Total	$1,821.7	$708.8	$724.7	$3,255.2

Timing of Revenue Recognition:
Products and services transferred at a point in time	$1,391.4	$534.6	$505.7	$2,431.7
Products and services transferred over time	430.3	174.2	219.0	823.5
Total	$1,821.7	$708.8	$724.7	$3,255.2

The opening and closing balances of current and long-term deferred revenue as of June 30, 2024 and December 31, 2023 were as follows:

	Balances at June 30, 2024	Balances at December 31, 2023
Deferred revenue - current	$888.8	$638.9
Deferred revenue - noncurrent (1)	71.1	61.8
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $40.3, $16.4 and $14.4 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
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

Restructuring expense by business segment were as follows:

	Three months ended June 30, 2024 (1)	Three months ended June 30, 2023	Six months ended June 30, 2024(1)	Six months ended June 30, 2023
Americas	$0.2	$0.3	$0.3	$1.2
Asia Pacific	(2.5)	6.0	(2.1)	10.4
Europe, Middle East & Africa	—	0.1	0.7	3.6
Corporate	(0.2)	2.7	(1.1)	7.0
Total	$(2.5)	$9.1	$(2.2)	$22.2
(1) During the three and six months ended June 30, 2024 restructuring reserves were adjusted to align with revised future restructuring obligations.
The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Unaudited Condensed Consolidated Balance Sheets. The change in the current liability for the restructuring costs during the six months ended June 30, 2024 were as follows:

	December 31, 2023	Expense	Paid/Utilized	June 30, 2024
Severance and benefits	$25.1	$(2.6)	$(6.7)	$15.8
Plant closing and other	0.1	0.4	(0.4)	0.1
Total	$25.2	$(2.2)	$(7.1)	$15.9

The change in the current liability for the restructuring costs during the six months ended June 30, 2023 were as follows:

	December 31, 2022	Expense	Paid/Utilized	June 30, 2023
Severance and benefits	$15.3	$21.8	$(6.0)	$31.1
Plant closing and other	0.1	0.4	(0.4)	0.1
Total	$15.4	$22.2	$(6.4)	$31.2

(5) DEBT
Long-term debt, net, consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Term Loan due 2027 at 7.33% and 7.97% at June 30, 2024 and December 31, 2023, respectively	$2,107.5	$2,118.1
Senior Secured Notes due 2028 at 4.125% at both June 30, 2024 and December 31, 2023	850.0	850.0
Unamortized discount and issuance costs	(22.6)	(27.2)
	2,934.9	2,940.9
Less: Current Portion	(21.2)	(21.8)
Total long-term debt, net of current portion	$2,913.7	$2,919.1
Term Loan Amendment
On June 13, 2024, pursuant to an amendment ("Amendment No. 4") to our Term Loan Credit Agreement (the "Credit Agreement"), among other modifications, the interest rate margin for the outstanding term loans under the Credit Agreement was reduced by 0.50%, to 2.00% in respect of term loans bearing interest based on the Term SOFR rate (as defined therein) and to 1.00% in respect of term loans bearing interest based on the Base Rate (as defined herein). Additionally, pursuant to Amendment No. 4, the Term SOFR adjustments for all interest periods were removed, reducing the interest rate on term loans bearing interest based on the Term SOFR rate (a) for an interest period of one month by 0.11448%, (b) for an interest period of three months by 0.26161%, (c) for an interest period of six months by 0.42826%, and (d) for an interest period of twelve months by 0.71513%. The maturity date for all term loans under the Credit Agreement remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged. The Company recognized a loss on the extinguishment of debt of $1.1 related to the interest rate reduction for the three and six months ended June 30, 2024.
ABL Revolving Credit Facility
On February 16, 2024, Vertiv Group Corporation (a wholly-owned subsidiary of the Company), as the borrower, and certain subsidiaries ("Co-Borrowers") entered into Amendment No. 8 (the “Eighth Amendment”) to our Asset Based Revolving Credit Facility (the "ABL Revolving Credit Facility"), which, among other modifications, extended the maturity date of the ABL Revolving Credit Facility to be five years from the date of the Eighth Amendment (subject to an earlier springing maturity date if certain other indebtedness for borrowed money matures earlier), increased the revolving loan commitments tranche by $30.0 to a total loan commitment of $600.0 under the ABL Revolving Credit Facility, modified certain borrowing base reporting requirements and removed the French tranche and the FILO tranches from the ABL Revolving Credit Facility.
At June 30, 2024, Borrower and, “Co-Borrowers”, had $585.0 of availability under the Asset Based Revolving Credit Facility (the “ABL Revolving Credit Facility”) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $15.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At both June 30, 2024 and December 31, 2023, there was no outstanding balance on the ABL Revolving Credit Facility.
(6) INCOME TAXES
The Company’s effective tax rate was 32.7%, 31.6%, 26.3% and 33.4% for the three and six months ended June 30, 2024 and 2023, respectively. The effective tax rate in the three and six months ended June 30, 2024 is primarily influenced by the negative impacts of non-deductible changes in the fair value of the warrant liabilities, discrete tax benefits related to stock compensation activity in the respective periods. The effective rate for the comparative three and six months ended June 30, 2023 is primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances reflect the negative impacts of non-deductible changes in the fair value of the warrant liabilities and the impact of changes in our indefinite reinvestment liability.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of June 30, 2024, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.

(7) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
On August 8, 2023 (the "Stock Sale Transaction date"), VPE Holdings, LLC (the "Vertiv Stockholder"), an affiliate of Platinum Equity Advisors, LLC ("Advisors") completed the sale of 20,000,000 shares of Class A common stock of the Company (the "Stock Sale Transaction"). Subsequent to the Stock Sale Transaction, the Vertiv Stockholder held less than 5% of the outstanding Class A common stock of the Company and as such is no longer considered a related person of the Company for purposes of Item 404 of Regulation S-K by virtue of its ownership in the Company. Prior to the Stock Sale Transaction date, the Company purchased and sold goods in the ordinary course of business with affiliates of Advisors. For the three and six months ended June 30, 2023 purchases were $31.5 and $62.6, respectively. For the three and six months ended June 30, 2023 sales were $47.2 and $82.8, respectively.
(8) OTHER FINANCIAL INFORMATION

	June 30, 2024	December 31, 2023
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$579.7	$780.4
Restricted cash included in other current assets	8.0	8.2
Total cash, cash equivalents, and restricted cash	$587.7	$788.6

	June 30, 2024	December 31, 2023
Inventories
Finished products	$391.2	$261.6
Raw materials	512.3	484.3
Work in process	200.2	138.4
Total inventories	$1,103.7	$884.3

	June 30, 2024	December 31, 2023
Property, plant and equipment, net
Machinery and equipment	$509.4	$479.7
Buildings	351.3	343.6
Land	40.9	41.3
Construction in progress	72.4	67.5
Property, plant and equipment, at cost	974.0	932.1
Less: Accumulated depreciation	(402.9)	(372.0)
Property, plant and equipment, net	$571.1	$560.1

	June 30, 2024	December 31, 2023
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$134.6	$165.4
Restructuring (see Note 4)	15.9	25.2
Operating lease liabilities	43.4	42.9
Product warranty	25.5	26.1
Other	381.2	352.2
Total	$600.6	$611.8

	Six months ended June 30, 2024	Six months ended June 30, 2023
Change in product warranty accrual
Balance at the beginning of the period	$26.1	$25.6
Provision charge to expense	10.8	11.1
Paid/utilized	(11.4)	(12.8)
Balance at the end of the period	$25.5	$23.9
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
Recurring fair value measurements
A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used are as follows:

		As of June 30, 2024
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$38.6	$—	$38.6	$—
Economic hedges	Other current assets	4.8		4.8
Interest rate swaps	Other noncurrent assets	46.6	—	46.6	—
Total assets		$90.0	$—	$90.0	$—

Liabilities:
Foreign currency exchange forwards	Accrued expenses and other liabilities	$3.3	$—	$3.3	$—
Private warrants	Current portion of warrant liabilities	$397.0	$—	$397.0	$—
Total liabilities		$400.3	$—	$400.3	$—

		As of December 31, 2023
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.4	$—	$36.4	$—
Interest rate swaps	Other noncurrent assets	44.5	—	44.5	—
Total assets		$80.9	$—	$80.9	$—

Liabilities:
Private warrants	Warrant liabilities	$195.0	$—	$195.0	$—
Total liabilities		$195.0	$—	$195.0	$—
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
The Company uses interest rate swaps to manage the interest rate risk of the Company’s total debt portfolio and related overall cost of borrowing. At both June 30, 2024 and December 31, 2023, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. During the three and six months ended June 30, 2024 and 2023, the Company recognized $10.7, $21.4, $9.5 and $17.6, respectively, within “Interest expense, net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss). At June 30, 2024, the Company expects that approximately $38.6 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Foreign currency exchange forwards - The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market, as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure is recognized. At June 30, 2024 we have derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $81.0. For the three and six months ended June 30, 2024 there was $0.6 realized gain associated with the foreign currency exchange swaps within "Cost of sales - products" on the Unaudited Condensed Consolidated Statements of Earnings (Loss).
Economic hedges - At June 30, 2024 we have derivative instruments which hedge our purchases of aluminum and copper with notional amounts of 7,860.0 and 7,080.0 metric tons, respectively. These derivative instruments are treated as economic hedges and for the three and six months ended June 30, 2024, the Company recognized mark-to-market losses of $0.3 and $1.0, respectively, within "Other operating expense (income)" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).

Private warrants — The fair value of the private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. The Company recognized a loss of $25.4 and $202.0, respectively, for the three and six months ended June 30, 2024 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the 5,266,667 outstanding private warrants. On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. For the three and six months ended June 30, 2023, the Company recognized a gain of $7.7 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the exercise of these private warrants. Additionally, the Company recognized a loss of $46.0 and $49.5, respectively, for the three and six months ended June 30, 2023 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the remaining 5,266,667 outstanding private warrants.
The significant assumptions which the Company used in the model are:

Warrant valuation inputs	June 30, 2024	December 31, 2023
Stock price	$86.57	$48.03
Strike price	$11.50	$11.50
Remaining life	0.61	1.10
Volatility	97.5%	55.0%
Interest rate (1)	5.21%	4.73%
Dividend yield (2)	0.12%	0.21%
(1)    Interest rate determined from a constant maturity treasury yield.
(2)    June 30, 2024 and December 31, 2023 dividend yield assumes $0.10 per share per annum.
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $1.9 and $23.2, respectively, for the three and six months ended June 30, 2024 and is included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). The net impact of translation adjustments from these hedges was $9.5 and $21.1, respectively, for the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, $75.8 and $225.0, respectively, of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,118.1	$2,107.5	$2,104.9	$2,118.1
Senior Secured Notes due 2028	798.0	850.0	794.0	850.0
(1)See “Note 5 — Debt” for additional information.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Foreign currency translation, beginning	$(133.0)	$(115.6)	$(89.8)	$(157.0)
Other comprehensive income (loss)(1)	(16.9)	(1.4)	(60.1)	40.0
Foreign currency translation, ending	(149.9)	(117.0)	(149.9)	(117.0)
Interest rate swaps, beginning	94.0	96.3	87.7	110.2
Unrealized gain (loss) deferred during the period (2)(3)	(2.9)	10.6	3.4	(3.3)
Interest rate swaps, ending	91.1	106.9	91.1	106.9
Pension, beginning	(2.4)	0.4	(2.4)	0.6
Actuarial gain (losses) recognized during the period, net of income taxes	(0.1)	(0.1)	(0.1)	(0.3)
Pension, ending	(2.5)	0.3	(2.5)	0.3
Foreign currency exchange forwards, beginning	2.6	—	—	—
Unrealized gains deferred during the period(4)	(6.4)	—	(3.8)	—
Foreign currency exchange forwards, ending	(3.8)	—	(3.8)	—
Accumulated other comprehensive income (loss)	$(65.1)	$(9.8)	$(65.1)	$(9.8)
(1)For the three and six months ended June 30, 2024 foreign currency translation included tax effects of $0.2 and $(1.3).
(2)During the three and six months ended June 30, 2024 and 2023, $10.7, $21.4, $9.5, and $17.6 respectively, was reclassified into earnings.
(3)For the three and six months ended June 30, 2024 interest rate swaps included tax effects of $0.9 and $1.0.
(4)For the three and six months ended June 30, 2024 cash flow hedges included tax effects of $2.0 and $1.2.
(11) SEGMENT INFORMATION
Operating profit (loss) is the primary income measure the Company uses to assess segment performance and make operating decisions. Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include stock-based compensation, other incentive compensation, asset impairments, and costs that support centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, and Legal.
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

Reportable Business Segments

Sales	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Americas	$1,126.9	$968.3	$2,060.2	$1,840.3
Asia Pacific	448.3	412.8	808.5	749.0
Europe, Middle East & Africa	561.2	439.9	1,032.7	812.6
	2,136.4	1,821.0	3,901.4	3,401.9
Eliminations	(183.6)	(86.9)	(309.5)	(146.7)
Total	$1,952.8	$1,734.1	$3,591.9	$3,255.2

Intersegment sales (1)	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Americas	$5.8	$8.9	$14.1	$18.6
Asia Pacific	39.2	17.0	67.1	40.2
Europe, Middle East & Africa (2)	138.6	61.0	228.3	87.9
Total	$183.6	$86.9	$309.5	$146.7
(1)Intersegment selling prices approximate market prices.
(2)Intersegment sales in Europe, Middle East & Africa increased during the three and six months ended June 30, 2024 primarily as a result of higher sales volumes in the Busway and Switchgear product lines.

Operating profit (loss)	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Americas	$285.1	$191.7	$472.9	$337.5
Asia Pacific	32.3	38.2	62.7	54.8
Europe, Middle East & Africa	109.5	79.9	179.8	126.0
Total reportable segments	426.9	309.8	715.4	518.3
Foreign currency gain (loss)	(0.2)	(7.5)	(3.4)	(10.6)
Corporate and other	(44.9)	(51.1)	(81.6)	(81.0)
Total corporate, other and eliminations	(45.1)	(58.6)	(85.0)	(91.6)
Amortization of intangibles	(45.8)	(45.4)	(91.8)	(90.6)
Operating profit (loss)	$336.0	$205.8	$538.6	$336.1
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

The details of the earnings per share calculations for the three and six months ended June 30, 2024 and 2023 are as follows:

(In millions, except share and per share amounts)	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Basic earnings (loss) per share computation:
Net income (loss)	$178.1	$83.2	$172.2	$133.5
Weighted-average number of shares outstanding - basic	374,734,093	379,938,365	376,934,638	379,039,072
Basic earnings per share	$0.48	$0.22	$0.46	$0.35

Diluted earnings (loss) per share computation:
Net income (loss)	178.1	$83.2	$172.2	$133.5

Weighted-average number of shares outstanding - basic	374,734,093	379,938,365	376,934,638	379,039,072
Dilutive effect of equity-based compensation	9,753,976	2,412,845	10,066,790	2,077,117
Weighted-average number of shares outstanding - diluted	384,488,069	382,351,210	387,001,428	381,116,189
Diluted earnings (loss) per share	$0.46	$0.22	$0.44	$0.35
The dilutive effect of equity-based compensation awards was 9.8 million and 10.1 million shares, respectively, during the three and six months ended June 30, 2024. Additional equity-based compensation awards and warrants were also outstanding during the three and six months ended June 30, 2024, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards and warrants represent of 1.4 million and 4.6 million shares for the three months ended June 30, 2024, respectively, and 1.0 million and 4.5 million shares for the six months ended June 30, 2024, respectively.
The dilutive effect of equity-based compensation awards was 2.4 million and 2.1 million shares, respectively, during the three and six months ended June 30, 2023. Additional equity-based compensation awards and warrants were also outstanding during the three and six months ended June 30, 2023, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards and warrants represent 8.3 million and 1.7 million shares for the three months ended June 30, 2023, respectively, and 8.3 million and 1.8 million shares for the six months ended June 30, 2023, respectively.
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
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. SAT claimed its basis for the suspension was a failure by TDP to provide sufficient evidence of the export of goods temporarily imported at required levels under Mexico's Manufacturing, Maquila and Export Services Industries Program ("IMMEX Program"). The Company and TDP has disputed SAT’s position throughout the customs tax audit, through the filing of various petitions and appeals with appropriate documentation evidencing the complete and timely export of the goods temporarily imported during the audit period. TDP has accepted a proposal from SAT to close the audit by making payments and fees totaling approximately $10.1 which has been recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and subsequently paid in the first quarter of 2024. The Company intends to seek reimbursement of this amount as an undue payment in the near future from SAT, for which the outcome is currently unknown and no receivable has been established. The accepted proposal was paid to SAT in the first quarter of 2024. Furthermore, the Company remains subject to other customs tax audits concerning other facilities located within Mexico. While we cannot predict with certainty the outcome of other assessments, based on currently known information, we believe a risk of loss, if any, is not currently estimable. Accordingly, no further reserve for loss contingency has been recorded in the Company's financial statements as of June 30, 2024 related to these other matters.
We are unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution, except as noted above.
At June 30, 2024, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise indicates or requires, references to (1) “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q") and the audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024 (the “2023 Form 10-K”).
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
•Artificial Intelligence ("AI"): Increased maturity and adoption of AI and high-performance compute is currently impacting the data center industry driving technology innovation which has led to increased demand. The Company has invested in developing new product, services, and solutions to serve this industry trend, is increasing capacity to support additional demand for AI infrastructure as necessary and we will continue to invest to support additional growth driven by AI.
•Thermal Management Portfolio Expansion: We continue to invest in expansion of our thermal management portfolio and product capabilities to meet customer demands. The complexity of hybrid air and liquid cooling created by AI workloads presents significant opportunities for innovation within, and expansion of, the entire thermal chain to better optimize performance, power utilization, control, and heat re-use. Our investment and expansion efforts are directed at capturing new technologies across the entire thermal chain from chip to heat rejection and re-use and more to meet growing demands. Further, we are focused on the continued growth and expansion of our portfolio geographically, as we leverage our best-in-class regional products and expand such offerings into other regions and globally.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2024 and Three Months Ended June 30, 2023

(Dollars in millions)	Three months ended June 30, 2024	Three months ended June 30, 2023	$ Change	% Change
Net sales	$1,952.8	$1,734.1	$218.7	12.6%
Cost of sales	1,211.6	1,140.1	71.5	6.3
Gross profit	741.2	594.0	147.2	24.8
Selling, general and administrative expenses	363.8	327.6	36.2	11.1
Amortization of intangibles	45.8	45.4	0.4	0.9
Restructuring costs	(2.5)	9.1	(11.6)	(127.5)
Foreign currency (gain) loss, net	0.2	7.5	(7.3)	(97.3)
Other operating expense (income)	(2.1)	(1.4)	(0.7)	50.0
Operating profit (loss)	336.0	205.8	130.2	63.3
Interest expense, net	44.8	46.9	(2.1)	(4.5)
Loss on extinguishment of debt	1.1	—	1.1	—
Change in fair value of warrant liabilities	25.4	46.0	(20.6)	(44.8)
Income tax expense	86.6	29.7	56.9	191.6
Net income (loss)	$178.1	$83.2	$94.9	114.1%
Net Sales
Net sales were $1,952.8 in the second quarter of 2024, an increase of $218.7, or 12.6%, compared with $1,734.1 in the second quarter of 2023. The increase in sales was primarily driven by higher sales volumes, partially offset by the negative impacts from foreign currency of $19.6. Product sales increased $187.4, which included the negative impacts from foreign currency of $16.6. Services & spares sales increased $31.3, which included the negative impacts from foreign currency of $3.0.
Excluding intercompany sales, net sales were $1,121.1 in the Americas, $409.1 in Asia Pacific and $422.6 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $1,211.6 in the second quarter of 2024, an increase of $71.5, or 6.3% compared to the second quarter of 2023. The increase in cost of sales was primarily driven by the impact of higher volumes. Gross profit was $741.2 in the second quarter of 2024, or 38.0% of sales, compared to $594.0, or 34.3% of sales in the second quarter of 2023. The margin expansion in the second quarter of 2024 was primarily driven by higher sales volumes and pricing actions exceeding inflationary costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $363.8 in the second quarter of 2024, an increase of $36.2 compared to the second quarter of 2023. The increase in SG&A was primarily driven by primarily driven by increased compensation costs, a one-time supplier expense, higher commissions as a result of increased order volume, and increased research and development costs. SG&A as a percentage of sales were 18.6% in the second quarter of 2024 compared with 18.9% in the second quarter of 2023.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). These remaining operating expenses were $41.4 for the second quarter of 2024, which was a $19.2 decrease from the second quarter of 2023. The decrease was primarily due to a $11.6 decrease in restructuring costs and a $7.3 decrease in foreign currency loss.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants ("Private Placement Warrants") issued in connection with the initial public offering of our predecessor GS Acquisition Holdings Corp. The change in fair value of the outstanding Private Placement Warrants during the second quarter of 2024 and 2023 resulted in a loss of $25.4 and $46.0, respectively. The change in fair value of these warrants is the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments. As of June 30, 2024 and 2023, there were 5,266,667 Private Placement Warrants outstanding.
Interest Expense
Interest expense, net, was $44.8 in the second quarter of 2024 compared to $46.9 in the second quarter of 2023. The $2.1 decrease is primarily driven by lower ABL Revolving Credit Facility borrowings during the quarter. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be mitigated by our interest rate swaps.
Income Taxes
Income tax expense was $86.6 in the second quarter of 2024 compared to $29.7 in the second quarter of 2023. The $56.9 increase is primarily due to increased business performance net of discrete tax benefits related to stock compensation. The effective rate in the second quarter of 2024 was primarily influenced by the negative impact of non-deductible changes in fair value of the warrant liabilities and discrete tax benefits related to stock compensation. For the second quarter of 2023, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities.
Business Segments
The following is detail of business segment results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended June 30, 2024	Three months ended June 30, 2023	$ Change	% Change
Net sales	$1,121.1	$959.4	$161.7	16.9%
Operating profit (loss)	285.1	191.7	93.4	48.7
Margin	25.4%	20.0%
Americas net sales were $1,121.1 in the second quarter of 2024, an increase of $161.7, or 16.9%, from the second quarter of 2023. The increase in sales was primarily driven by higher sales volumes in Colocation and Hyperscale markets. Net sales of products increased by $140.6 and service & spares increased by $21.1. Americas net sales were negatively impacted by foreign currency of approximately $3.1.
Operating profit (loss) in the second quarter of 2024 was $285.1, an increase of $93.4 compared with the second quarter of 2023. Margin increased primarily due to higher sales volumes, improved price realization, material productivity, and leveraging our fixed costs.

Asia Pacific

(Dollars in millions)	Three months ended June 30, 2024	Three months ended June 30, 2023	$ Change	% Change
Net sales	$409.1	$395.8	$13.3	3.4%
Operating profit (loss)	32.3	38.2	(5.9)	(15.4)
Margin	7.9%	9.7%
Asia Pacific net sales were $409.1 in the second quarter of 2024, an increase of $13.3, or 3.4%, from the second quarter of 2023. The increase in sales were primarily driven by Colocation and Enterprise growth particularly in India and Asia, partially offset by the negative impact of foreign currency of approximately $9.1. Net sales of products improved by $7.4, and in service & spares by $5.9.
Operating profit (loss) in the second quarter of 2024 was $32.3, a decrease of $5.9 compared with the second quarter of 2023 mainly driven by a one-time supplier expense and the negative impact of foreign currency partially offset by improved price realization.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended June 30, 2024	Three months ended June 30, 2023	$ Change	% Change
Net sales	$422.6	$378.9	$43.7	11.5%
Operating profit (loss)	109.5	79.9	29.6	37.0
Margin	25.9%	21.1%
Europe, Middle East & Africa net sales of $422.6 in the second quarter of 2024, increased by $43.7, or 11.5%, from the second quarter of 2023. Sales increases were primarily due to increased volumes in Colocation and Hyperscale markets and offset by the negative impact of foreign currency of approximately $7.4. Net sales of products improved by $39.4 and $4.3 in service & spares.
Operating profit (loss) in the second quarter of 2024 was $109.5, an increase of $29.6 compared with the second quarter of 2023. Margin increased primarily due to fixed cost leverage on higher volumes, procurement driven productivity improvement and price realization.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, and Legal. Corporate and other costs were $45.1 and $58.6 in the second quarter of 2024 and 2023, respectively. Total corporate, other, and elimination costs decreased $13.5 compared to the second quarter of 2023 primarily due to timing of certain employee related costs and a decrease in the foreign currency loss of $7.3.

Comparison of the Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023

(Dollars in millions)	Six months ended June 30, 2024	Six months ended June 30, 2023	$ Change	% Change
Net sales	$3,591.9	$3,255.2	$336.7	10.3%
Cost of sales	2,284.3	2,165.7	118.6	5.5
Gross profit	1,307.6	1,089.5	218.1	20.0
Selling, general and administrative expenses	677.8	636.3	41.5	6.5
Amortization of intangibles	91.8	90.6	1.2	1.3
Restructuring costs	(2.2)	22.2	(24.4)	(109.9)
Foreign currency (gain) loss, net	3.4	10.6	(7.2)	(67.9)
Other operating expense (income)	(1.8)	(6.3)	4.5	(71.4)
Operating profit (loss)	538.6	336.1	202.5	60.2
Interest expense, net	83.8	93.7	(9.9)	(10.6)
Loss on extinguishment of debt	1.1	—	1.1	—
Change in fair value of warrant liabilities	202.0	41.8	160.2	383.3
Income tax expense (benefit)	79.5	67.1	12.4	18.5
Net income (loss)	$172.2	$133.5	$38.7	29.0%
Net Sales
Net sales were $3,591.9 in the first six months of 2024, an increase of $336.7, or 10.3%, compared with $3,255.2 in the first six months of 2023. The increase in sales was primarily driven by higher sales volumes, partially offset by the negative impacts from foreign currency of $25.3. Product sales increased $274.3, which included negative impacts from foreign currency of $18.5. Services & spares sales increased $62.4, which included negative impacts from foreign currency of $6.8.
Excluding intercompany sales, net sales in the first six months of 2024 were $2,046.1 in the Americas, $741.4 in Asia Pacific and $804.4 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the “Business Segments” section below.
Cost of Sales
Cost of sales were $2,284.3 in the first six months of 2024, an increase of $118.6, or 5.5%, compared to the first six months of 2023. The increase in cost of sales was primarily driven by the impact of higher sales volumes. Gross profit was $1,307.6 in the first six months of 2024, or 36.4% of sales, compared to $1,089.5, or 33.5% of sales, in the first six months of 2023. Margin increased primarily driven by higher sales volumes and improved price realization.
Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $677.8 in the first six months of 2024, an increase of $41.5 compared to the first six months of 2023. The increase in SG&A was primarily driven by increased compensation costs, a one-time supplier expense, increased IT and research and development expense, and professional service fees. SG&A as a percentage of sales was 18.9% for the six months ended June 30, 2024 compared with 19.5% in the six months ended June 30, 2023.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, asset impairments, and other operating expense (income). These remaining other expenses were $91.2 for the first six months of 2024, which was a $25.9 decrease from the first six months of 2023. The decrease was primarily due to a $24.4 decrease in restructuring costs and a $7.2 decrease in foreign currency loss, partially offset by a one-time tax indemnification release in 2023.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding Private Placement Warrants. The change in fair value of the outstanding warrant liability during the first six months of 2024 and 2023 resulted in a loss of $202.0 and a loss of $41.8, respectively. The change in fair value of these Private Placement Warrants was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exercise of 5,266,666 of the private placement warrants in February 2023 by GS Sponsor LLC. As of both June 30, 2024 and 2023, there were 5,266,667 private placement warrants that remained outstanding.
Interest Expense
Interest expense, net, was $83.8 in the first six months of 2024 compared to $93.7 in the first six months of 2023. The $9.9 decrease is primarily driven by lower ABL Revolving Credit Facility borrowings during the period.To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be mitigated by our interest rate swaps.
Income Taxes
Income tax expense (benefit) was $79.5 in the first six months of 2024 compared to $67.1 in the first six months of 2023. The $12.4 increase is primarily due to increased business results between the periods as well as the change in the fair value of warrant liabilities between the periods and increased tax benefits due to stock compensation activity. The effective rate in the first six months of 2024 was primarily influenced by the negative impacts of non-deductible changes in fair value of the warrant liabilities and discrete tax benefits related to stock compensation. In the first six months of 2023, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and the negative impacts of non-deductible changes in fair value of the warrant liabilities and changes to our indefinite reinvestment liability.
Business Segments
The following is detail of business segment results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Six months ended June 30, 2024	Six months ended June 30, 2023	$ Change	% Change
Net sales	$2,046.1	$1,821.7	$224.4	12.3%
Operating profit (loss)	472.9	337.5	135.4	40.1
Margin	23.1%	18.5%
Americas net sales were $2,046.1 in the first six months of 2024, an increase of $224.4, or 12.3%, from the first six months of 2023. The increase in sales was primarily driven by higher sales volumes in Colocation and Hyperscale markets compared to prior year. Net sales of products increased by $182.8 and service & spares increased by $41.6. Americas net sales were negatively impacted by foreign currency of approximately $1.7.
Operating profit (loss) in the first six months of 2024 was $472.9, an increase of $135.4 compared with the first six months of 2023. Margin increased primarily due to higher sales volumes and improved price realization.

Asia Pacific

(Dollars in millions)	Six months ended June 30, 2024	Six months ended June 30, 2023	$ Change	% Change
Net sales	$741.4	$708.8	$32.6	4.6%
Operating profit (loss)	62.7	54.8	7.9	14.4
Margin	8.5%	7.7%
Asia Pacific net sales were $741.4 in the first six months of 2024, an increase of $32.6, or 4.6%, from the first six months of 2023. Sales increases were primarily driven by Colocation and Enterprise growth throughout the region particularly in India and Asia, partially offset by the negative impact of foreign currency of approximately $18.4. Net sales of products improved by $22.5 and in service & spares by $10.1.
Operating profit (loss) in the first six months of 2024 was $62.7, an increase of $7.9 compared with the first six months of 2023. Margin increased primarily due to higher sales volumes, improved price realization and improved leverage on fixed costs.
Europe, Middle East & Africa

(Dollars in millions)	Six months ended June 30, 2024	Six months ended June 30, 2023	$ Change	% Change
Net sales	$804.4	$724.7	$79.7	11.0%
Operating profit (loss)	179.8	126.0	53.8	42.7
Margin	22.4%	17.4%
Europe, Middle East & Africa net sales were $804.4 in the first six months of 2024, an increase of $79.7, or 11.0%, from the first six months of 2023. Sales increases were driven by increased volume in the Colocation and Hyperscale markets, specifically supported by Switchgear product line. Net sales of products improved by $69.0, service & spares increased by $10.7, and was negatively impacted by foreign currency of approximately $5.2.
Operating profit (loss) in the first six months of 2024 was $179.8, an increase of $53.8 compared with the first six months of 2023. Margin increased primarily due to higher sales volumes, improved price realization, and productivity actions.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, and Legal. Corporate and other costs were $85.0 and $91.6 in the first six months of 2024 and 2023, respectively. Total corporate, other, and elimination costs decreased $6.6 compared to the second quarter of 2023 primarily due to timing of certain employee related costs and deceased foreign currency loss of $7.2. The first six months of 2023 included a one-time $7.8 benefit from the settlement of an escrow agreement.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $81.5 during the first six months of 2024. We expect to have capital expenditures (including capitalized software) of $175 to $200 for the full year 2024.
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
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes due 2028, with an outstanding principal amount of $850.0 as of June 30, 2024 (the “Notes”), the Term Loan due 2027, with an outstanding principal amount of $2,107.5, as of June 30, 2024 (the “Term Loan”), and the ABL Revolving Credit Facility due 2029, extended earlier in 2024, providing up to $600.0 of revolving borrowings, for which none was outstanding as of June 30, 2024 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). See “Note 5 — Debt” of the Unaudited Condensed Consolidated Financial Statements for more detailed discussion of the material terms of the Notes and the Senior Secured Credit Facilities.
At June 30, 2024, we had $579.7 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At June 30, 2024, Vertiv had $585.0 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $15.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
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
Summary Statement of Cash Flows
Six Months Ended June 30, 2024 and 2023

(Dollars in millions)	2024	2023	$ Change	% Change
Net cash provided by (used for) operating activities	$515.9	$295.6	$220.3	74.5%
Net cash used for investing activities	(81.5)	(43.7)	(37.8)	(86.5)
Net cash provided by (used for) financing activities	(623.6)	(243.9)	(379.7)	155.7
Capital expenditures	(69.9)	(53.6)	(16.3)	(30.4)
Investments in capitalized software	(11.6)	(2.5)	(9.1)	(364.0)
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $515.9 in the first six months of 2024, a $220.3 increase in cash generation compared to the first six months of 2023. Net income from operations of $172.2 included $358.1 of net non-cash expense items, consisting of depreciation and amortization of $137.1, a loss on the change in fair value of warrant liabilities of $202.0, non-cash stock-based compensation expense of $17.7, and amortization of debt discount and issuance costs of $4.1, offset by deferred taxes of $2.8. Trade working capital used was $3.6 in the first six months of 2024 compared to $35.5 in the first six months of 2023.

Net Cash used for Investing Activities
Net cash used for investing activities was $81.5 in the first six months of 2024 compared to net cash used for investing activities of $43.7 in the first six months of 2023. The increased use of cash over the comparable period was primarily driven by decreased proceeds from the disposition of property, plant and equipment of $12.4, increased capital expenditures of $16.3, and an increase in investments of capitalized software of $9.1.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $623.6 in the first six months of 2024 compared to $243.9 provided by financing activities in the first six months of 2023. The change was primarily the result of increase in 2024 of $599.9 of share repurchases related to common stock, $18.7 in dividend payments, offset by a decrease in year-over-year net repayments of $235.0 on the ABL Revolving Credit Facility in the first six months of 2023, $1.9 decrease in net cash received associated with equity-based compensation activity, and $5.8 decrease of repayments on the Term Loan in the first six months of 2024.
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, the Company is not a party to any material, pending legal proceedings or claims at June 30, 2024. From time-to-time, the Company may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of the Company’s business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines that it has meritorious defenses to the claims asserted, the Company vigorously defends itself. The Company considers settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.
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
On June 9, 2023, two Vertiv shareholders, Matthew Sullivan and Jose Karlo Ocampo Avenido, brought a derivative lawsuit, Sullivan v. Johnson, et al., C.A. No. 2023-0608, against Vertiv (as nominal defendant only) and certain of the Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. The complaint alleges that certain of the named directors and officers caused the Company to issue materially false and/or misleading public statements with respect to inflationary and supply chain pressures and pricing issues, and that the Company suffered damages as a result. This action has been stayed since August 10,2023, pending the securities class action.
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
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. SAT claimed its basis for the suspension was a failure by TDP to provide sufficient evidence of the export of goods temporarily imported at required levels under Mexico's Manufacturing, Maquila and Export Services Industries Program ("IMMEX Program"). The Company and TDP has disputed SAT’s position throughout the customs tax audit, through the filing of various petitions and appeals with appropriate documentation evidencing the complete and timely export of the goods temporarily imported during the audit period. TDP has accepted a proposal from SAT to close the audit by making payments and fees totaling approximately $10.1 which has been recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023. The Company intends to seek reimbursement of this amount as an undue payment in the near future from SAT, for which the outcome is currently unknown and no receivable has been established. The accepted proposal was paid to SAT in the first quarter of 2024. Furthermore, the Company remains subject to other customs tax audits concerning other facilities located within Mexico. While we cannot predict with certainty the outcome of other assessments, based on currently known information, we believe a risk of loss, if any, is not currently estimable. Accordingly, no further reserve for loss contingency has been recorded in the Company's financial statements as of June 30, 2024 related to these other matters.
We are unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution.

At June 30, 2024, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
The Company's risk factors, as of June 30, 2024, have not materially changed from those described in Part 1, Item 1A of our 2023 Form 10-K for the fiscal year ended December 31, 2023.
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
During the first quarter of 2024, Vertiv purchased 9,076,444 shares of its common stock, par value $0.0001 per share. During the second quarter of 2024, all shares repurchased were retired. As of June 30, 2024, $2.4 billion remain for additional share repurchases. Excess share repurchase price over par value is allocated between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Item 5A. Other Information
On July 25, 2024, Stephen Liang, the Company’s Chief Technology Officer and Executive Vice President of Products and Solutions, announced that he will remain in this role for the balance of 2024 and effective January 1, 2025, he will reduce his time commitment while remaining focused on his core responsibilities as the Chief Technology Officer. In connection with this announcement, the Company entered into a letter agreement with Mr. Liang that describes the terms of his role with the Company through 2025. As referenced in that letter, effective January 1, 2025, Mr. Liang’s base compensation will be $337,500 and his Vertiv Incentive Plan opportunity will be 80% of his base compensation. With respect to the one-time, special equity performance award previously granted to him in November 2022, he will remain eligible to receive the portions earned for 2023 and 2024 performance, including in the event he retires in 2026, although no timeline for retirement has been determined. The foregoing description of the letter agreement does not purport to be complete and is qualified in its entirety by the full text of the Agreement, a copy of which is attached to this quarterly report on Form 10-Q.
Item 5C. Plan 10b5-1 Plan Adoptions and Modification
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment No. 4 to Term Loan Credit Agreement, dated as of June 13, 2024, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding II Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K, filed with the SEC on June 13th, 2024)

10.2	Second Amendment to Employment Agreement dated as of July 25, 2024 by and between Vertiv Holdings Co and Stephen Hen I Liang (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 26, 2024	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer