Form 10-Q
period 2024-09-30
Vertiv Holdings Co
filed 2024-10-25
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2024

or

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
Yes ☐ No ☒
As of October 21, 2024, there were 375,335,992 shares of the Company’s Class A common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Net sales
Net sales - products	$1,653.7	$1,381.3	$4,479.2	$3,928.2
Net sales - services	419.8	361.3	1,186.2	1,069.6
Net sales	2,073.5	1,742.6	5,665.4	4,997.8
Costs and expenses
Cost of sales - products	1,066.3	894.2	2,875.6	2,626.6
Cost of sales - services	250.8	220.8	725.8	654.1
Cost of sales	1,317.1	1,115.0	3,601.4	3,280.7
Operating expenses
Selling, general and administrative expenses	334.6	327.2	1,012.4	963.5
Amortization of intangibles	45.3	45.5	137.1	136.1
Restructuring costs	6.3	1.3	4.1	23.5
Foreign currency (gain) loss, net	5.3	2.7	8.7	13.3
Other operating expense (income)	(6.7)	—	(8.5)	(6.3)
Operating profit (loss)	371.6	250.9	910.2	587.0
Interest expense, net	35.9	43.5	119.7	137.2
Loss on extinguishment of debt	—	—	1.1	—
Change in fair value of warrant liabilities	67.2	61.6	269.2	103.4
Income (loss) before income taxes	268.5	145.8	520.2	346.4
Income tax expense (benefit)	91.9	51.7	171.4	118.8
Net income (loss)	$176.6	$94.1	$348.8	$227.6

Earnings (loss) per share:
Basic	$0.47	$0.25	$0.93	$0.60
Diluted	$0.46	$0.24	$0.90	$0.59
Weighted-average shares outstanding:
Basic	375,203,364	380,899,419	376,353,335	379,666,002
Diluted	384,316,065	388,240,664	386,106,229	383,832,268

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Net income (loss)	$176.6	$94.1	$348.8	$227.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	124.9	(63.5)	64.8	(23.5)
Interest rate swaps	(22.4)	4.1	(19.0)	0.8
Pension	—	(0.2)	(0.1)	(0.5)
Foreign currency exchange forwards	(4.3)	—	(8.1)	—
Other comprehensive income (loss), net of tax	98.2	(59.6)	37.6	(23.2)
Comprehensive income (loss)	$274.8	$34.5	$386.4	$204.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$908.7	$780.4
Accounts receivable, less allowances of $26.3 and $29.1, respectively	2,328.5	2,118.1
Inventories	1,255.2	884.3
Other current assets	312.2	218.7
Total current assets	4,804.6	4,001.5
Property, plant and equipment, net	593.2	560.1
Other assets:
Goodwill	1,348.9	1,330.3
Other intangible assets, net	1,572.9	1,672.9
Deferred income taxes	296.9	159.8
Right-of-use assets, net	186.6	173.5
Other	88.3	100.4
Total other assets	3,493.6	3,436.9
Total assets	$8,891.4	$7,998.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.2	$21.8
Current portion of warrant liabilities	464.2	—
Accounts payable	1,239.7	986.4
Deferred revenue	1,016.2	638.9
Accrued expenses and other liabilities	623.7	611.8
Income taxes	124.2	46.5
Total current liabilities	3,489.2	2,305.4
Long-term debt, net	2,909.6	2,919.1
Deferred income taxes	240.0	159.5
Warrant liabilities	—	195.0
Long-term lease liabilities	155.3	142.6
Other long-term liabilities	283.6	262.0
Total liabilities	7,077.7	5,983.6
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 375,249,753 and 381,788,876 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,151.8	2,711.3
Accumulated deficit	(371.2)	(691.9)
Accumulated other comprehensive income (loss)	33.1	(4.5)
Total equity	1,813.7	2,014.9
Total liabilities and equity	$8,891.4	$7,998.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash flows from operating activities:
Net income (loss)	$348.8	$227.6
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	60.7	54.6
Amortization	145.3	147.5
Deferred income taxes	(53.1)	(0.7)
Amortization of debt discount and issuance costs	5.5	6.3
Change in fair value of warrant liabilities	269.2	103.4
Changes in operating working capital	69.2	(17.8)
Stock-based compensation	25.8	18.8
Other	22.7	4.6
Net cash provided by (used for) operating activities	894.1	544.3
Cash flows from investing activities:
Capital expenditures	(106.3)	(80.1)
Investments in capitalized software	(14.4)	(3.4)
Proceeds from disposition of property, plant and equipment	—	12.4
Net cash provided by (used for) investing activities	(120.7)	(71.1)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	270.0	224.6
Repayments of ABL revolving credit facility and short-term borrowings	(270.0)	(459.6)
Repayment of long-term debt	(15.9)	(21.8)
Dividend payment	(28.1)	—
Repurchase of common stock	(599.9)	—
Exercise of employee stock options	25.0	22.9
Employee taxes paid from shares withheld	(21.5)	(2.8)
Net cash provided by (used for) financing activities	(640.4)	(236.7)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(4.7)
Increase (decrease) in cash, cash equivalents and restricted cash	128.8	231.8
Beginning cash, cash equivalents and restricted cash	788.6	273.2
Ending cash, cash equivalents and restricted cash	$917.4	$505.0
Changes in operating working capital
Accounts receivable	$(190.4)	$(143.9)
Inventories	(364.8)	(101.5)
Other current assets	(47.1)	35.7
Accounts payable	258.9	(44.9)
Deferred revenue	371.7	184.6
Accrued expenses and other liabilities	17.2	45.5
Income taxes	23.7	6.7
Total changes in operating working capital	$69.2	$(17.8)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	377,368,837	$—	$2,630.7	$(1,142.6)	$(46.2)	$1,441.9
Net income (loss)	—	—	—	50.3	—	50.3
Exercise of employee stock options	246,653	—	2.2	—	—	2.2
Stock-based compensation, net of withholding for tax(1)	14,730	—	5.4	—	—	5.4
Employee 401K match with Vertiv stock	135,245	—	2.1	—	—	2.1
Exercise of warrants(2)	1,368,194	—	21.6	—	—	21.6
Other comprehensive income (loss), net of tax	—	—	—	—	27.3	27.3
Balance at March 31, 2023	379,133,659	$—	$2,662.0	$(1,092.3)	$(18.9)	$1,550.8
Net income (loss)	—	$—	$—	$83.2	$—	$83.2
Exercise of employee stock options	649,884	—	7.8	—	—	7.8
Stock-based compensation, net of withholding for tax(3)	365,055	—	4.4	—	—	4.4
Employee 401K match with Vertiv stock	217,041	—	2.8	—	—	2.8
Other comprehensive income (loss), net of tax	—	—	—	—	9.1	9.1
Balance at June 30, 2023	380,365,639	$—	$2,677.0	$(1,009.1)	$(9.8)	$1,658.1
Net income (loss)	—	$—	$—	$94.1	$—	$94.1
Exercise of employee stock options	892,030	—	12.9	—	—	12.9
Stock-based compensation, net of withholding for tax(4)	6,465	—	6.2	—	—	6.2
Employee 401K match with Vertiv stock	85,022	—	2.2	—	—	2.2
Other comprehensive income (loss), net of tax	—	—	—	—	(59.6)	(59.6)
Balance at September 30, 2023	381,349,156	$—	$2,698.3	$(915.0)	$(69.4)	$1,713.9
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
(4)Net stock compensation activity includes 10,707 vested shares offset by 4,242 shares withheld for taxes valued at $0.3 and stock-based compensation of $6.5.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital		Treasury Share Capital
	Shares	Amount	Treasury Stock	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	381,788,876	$—	—	$—	$2,711.3	$(691.9)	$(4.5)	$2,014.9
Net income (loss)	—	—	—	—	—	(5.9)	—	(5.9)
Exercise of employee stock options	1,109,113	—	—	—	14.4	—	—	14.4
Stock-based compensation, net of withholding for tax(1)	102,833	—	—	—	17.3	—	—	17.3
Employee 401K match with Vertiv stock	44,968	—	—	—	2.2	—	—	2.2
Dividend	—	—	—	—	—	(9.3)	—	(9.3)
Repurchase of common stock	(9,076,444)	—	9,076,444	(605.9)	—	—	—	(605.9)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(34.3)	(34.3)
Balance at March 31, 2024	373,969,346	$—	9,076,444	$(605.9)	$2,745.2	$(707.1)	$(38.8)	$1,393.4
Net income (loss)	—	$—	—	$—	$—	$178.1	$—	$178.1
Exercise of employee stock options	693,261	—	—	—	9.2	—	—	9.2
Stock-based compensation, net of withholding for tax(2)	412,459	—	—	—	(10.7)	—	—	(10.7)
Employee 401K match with Vertiv stock	38,061	—	—	—	3.2	—	—	3.2
Dividend	—	—	—	—	—	(9.4)	—	(9.4)
Retirement of treasury stock	—	—	(9,076,444)	605.9	(605.9)	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(26.3)	(26.3)
Balance at June 30, 2024	375,113,127	$—	—	$—	$2,141.0	$(538.4)	$(65.1)	$1,537.5
Net income (loss)	—	$—	—	$—	$—	$176.6	$—	$176.6
Exercise of employee stock options	100,303	—	—	—	1.4	—	—	1.4
Stock-based compensation, net of withholding for tax(3)	10,299	—	—	—	7.0	—	—	7.0
Employee 401K match with Vertiv stock	26,024	—	—	—	2.4	—	—	2.4
Dividend	—	—	—	—	—	(9.4)	—	(9.4)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	98.2	98.2
Balance at September 30, 2024	375,249,753	$—	—	$—	$2,151.8	$(371.2)	$33.1	$1,813.7
(1)Net stock compensation activity includes 146,095 vested shares offset by 43,262 shares withheld for taxes valued at $3.0 and stock-based compensation of $9.2.
(2)Net stock compensation activity includes 606,060 vested shares offset by 193,601 shares withheld for taxes valued at $18.1 and stock-based compensation of $8.5.
(3)Net stock compensation activity includes 15,583 vested shares offset by 5,284 shares withheld for taxes valued at $0.4 and stock-based compensation of $8.1.

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
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended September 30, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$957.0	$313.9	$344.7	$1,615.6
Services & spares	241.6	118.5	97.8	457.9
Total	$1,198.6	$432.4	$442.5	$2,073.5

Timing of Revenue Recognition:
Products and services transferred at a point in time	$893.7	$283.2	$247.5	$1,424.4
Products and services transferred over time	304.9	149.2	195.0	649.1
Total	$1,198.6	$432.4	$442.5	$2,073.5

	Three months ended September 30, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$797.0	$285.5	$266.8	$1,349.3
Services & spares	206.2	103.1	84.0	393.3
Total	$1,003.2	$388.6	$350.8	$1,742.6

Timing of Revenue Recognition:
Products and services transferred at a point in time	$772.8	$296.0	$210.4	$1,279.2
Products and services transferred over time	230.4	92.6	140.4	463.4
Total	$1,003.2	$388.6	$350.8	$1,742.6

	Nine months ended September 30, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$2,565.2	$831.0	$974.1	$4,370.3
Services & spares	679.5	342.8	272.8	1,295.1
Total	$3,244.7	$1,173.8	$1,246.9	$5,665.4

Timing of Revenue Recognition:
Products and services transferred at a point in time	$2,448.0	$836.6	$692.4	$3,977.0
Products and services transferred over time	796.7	337.2	554.5	1,688.4
Total	$3,244.7	$1,173.8	$1,246.9	$5,665.4

	Nine months ended September 30, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$2,222.4	$780.1	$827.2	$3,829.7
Services & spares	602.5	317.3	248.3	1,168.1
Total	$2,824.9	$1,097.4	$1,075.5	$4,997.8

Timing of Revenue Recognition:
Products and services transferred at a point in time	$2,164.2	$830.6	$716.1	$3,710.9
Products and services transferred over time	660.7	266.8	359.4	1,286.9
Total	$2,824.9	$1,097.4	$1,075.5	$4,997.8

The opening and closing balances of current and long-term deferred revenue as of September 30, 2024 and December 31, 2023 were as follows:

	Balances at September 30, 2024	Balances at December 31, 2023
Deferred revenue - current	$1,016.2	$638.9
Deferred revenue - noncurrent (1)	80.7	61.8
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $40.2, $22.7 and $17.8 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
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

Restructuring expense by business segment were as follows:

	Three months ended September 30, 2024(1)	Three months ended September 30, 2023	Nine months ended September 30, 2024(1)	Nine months ended September 30, 2023
Americas	$(6.1)	$0.6	$(5.8)	$1.8
Asia Pacific	—	0.6	(2.1)	11.0
Europe, Middle East & Africa	12.8	0.3	13.5	3.9
Corporate	(0.4)	(0.2)	(1.5)	6.8
Total	$6.3	$1.3	$4.1	$23.5
(1)    During the three and nine months ended September 30, 2024 restructuring reserves were adjusted due to new restructuring activities in Europe, Middle East & Africa and slightly offset by a change in restructuring plans previously recorded in Americas.
The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2024, the non-current liability for estimated restructuring costs decreased by $6.5 due to a change in restructuring plans. The change in the current liability for the restructuring costs during the nine months ended September 30, 2024 were as follows:

	December 31, 2023	Expense	Paid/Utilized	September 30, 2024
Severance and benefits	$25.1	$(2.7)	$(10.3)	$12.1
Plant closing and other	0.1	13.2	(13.2)	0.1
Total	$25.2	$10.5	$(23.5)	$12.2

The change in the current liability for the restructuring costs during the nine months ended September 30, 2023 were as follows:

	December 31, 2022	Expense	Paid/Utilized	September 30, 2023
Severance and benefits	$15.3	$22.9	$(11.9)	$26.3
Plant closing and other	0.1	0.6	(0.6)	0.1
Total	$15.4	$23.5	$(12.5)	$26.4
(5) DEBT
Long-term debt, net, consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Term Loan due 2027 at 7.20% and 7.97% at September 30, 2024 and December 31, 2023, respectively	$2,102.2	$2,118.1
Senior Secured Notes due 2028 at 4.125% at both September 30, 2024 and December 31, 2023	850.0	850.0
Unamortized discount and issuance costs	(21.4)	(27.2)
	2,930.8	2,940.9
Less: current portion	(21.2)	(21.8)
Total long-term debt, net of current portion	$2,909.6	$2,919.1
Term Loan Amendment
On June 13, 2024, pursuant to an amendment ("Amendment No. 4") to our Term Loan Credit Agreement (the "Credit Agreement"), among other modifications, the interest rate margin for the outstanding term loans under the Credit Agreement was reduced by 0.50%, to 2.00% in respect of term loans bearing interest based on the Term SOFR rate (as defined therein) and to 1.00% in respect of term loans bearing interest based on the Base Rate (as defined therein). Additionally, pursuant to Amendment No. 4, the Term SOFR adjustments for all interest periods were removed, reducing the interest rate on term loans bearing interest based on the Term SOFR rate (a) for an interest period of one month by 0.11448%, (b) for an interest period of three months by 0.26161%, (c) for an interest period of six months by 0.42826%, and (d) for an interest period of twelve months by 0.71513%. The maturity date for all term loans under the Credit Agreement remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged. The Company recognized a loss on the extinguishment of debt of $1.1 related to the interest rate reduction for the nine months ended September 30, 2024.
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
At September 30, 2024, Borrower and, “Co-Borrowers”, had $584.2 of availability under the Asset Based Revolving Credit Facility (the “ABL Revolving Credit Facility”) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $15.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At both September 30, 2024 and December 31, 2023, there was no outstanding balance on the ABL Revolving Credit Facility.

(6) INCOME TAXES
The Company’s effective tax rate was 34.2%, 32.9%, 35.5% and 34.3% for the three and nine months ended September 30, 2024 and 2023, respectively. The effective tax rate in the three and nine months ended September 30, 2024 is primarily influenced by the negative impacts of non-deductible changes in the fair value of the warrant liabilities and discrete tax benefits related to stock compensation activity in the respective periods. The effective rate for the comparative three and nine months ended September 30, 2023 is primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, net of changes in valuation allowances reflect the negative impacts of non-deductible changes in the fair value of the warrant liabilities and the impact of changes in our indefinite reinvestment liability.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of September 30, 2024, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(7) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
On August 8, 2023 (the "Stock Sale Transaction date"), VPE Holdings, LLC (the "Vertiv Stockholder"), an affiliate of Platinum Equity Advisors, LLC ("Advisors") completed the sale of 20,000,000 shares of Class A common stock of the Company (the "Stock Sale Transaction"). Subsequent to the Stock Sale Transaction, the Vertiv Stockholder held less than 5% of the outstanding Class A common stock of the Company and as such is no longer considered a related person of the Company for purposes of Item 404 of Regulation S-K by virtue of its ownership in the Company. Prior to the Stock Sale Transaction date, the Company purchased and sold goods in the ordinary course of business with affiliates of Advisors. In 2023, purchases from the start of the quarter and year through the Stock Sale Transaction date were $11.6 and $74.1, respectively. Additionally, there were sales from the start of the quarter and year through the Stock Sale Transaction date of $6.7 and $89.5, respectively.
(8) OTHER FINANCIAL INFORMATION

	September 30, 2024	December 31, 2023
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$908.7	$780.4
Restricted cash included in other current assets	8.7	8.2
Total cash, cash equivalents, and restricted cash	$917.4	$788.6

	September 30, 2024	December 31, 2023
Inventories
Finished products	$406.5	$261.6
Raw materials	577.9	484.3
Work in process	270.8	138.4
Total inventories	$1,255.2	$884.3

	September 30, 2024	December 31, 2023
Property, plant and equipment, net
Machinery and equipment	$552.3	$479.7
Buildings	361.3	343.6
Land	41.6	41.3
Construction in progress	65.4	67.5
Property, plant and equipment, at cost	1,020.6	932.1
Less: Accumulated depreciation	(427.4)	(372.0)
Property, plant and equipment, net	$593.2	$560.1

	September 30, 2024	December 31, 2023
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$146.6	$165.4
Restructuring (see Note 4)	12.2	25.2
Operating lease liabilities	41.2	42.9
Product warranty	27.3	26.1
Other	396.4	352.2
Total	$623.7	$611.8

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Change in product warranty accrual
Balance at the beginning of the period	$26.1	$25.6
Provision charge to expense	18.8	15.1
Paid/utilized	(17.6)	(16.7)
Balance at the end of the period	$27.3	$24.0
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

Recurring fair value measurements
A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used are as follows:

		As of September 30, 2024
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$28.4	$—	$28.4	$—
Economic hedges	Other current assets	7.8	—	7.8	—
Interest rate swaps	Other noncurrent assets	27.3	—	27.3	—
Total assets		$63.5	$—	$63.5	$—

Liabilities:
Foreign currency exchange forwards	Accrued expenses and other liabilities	$7.3	$—	$7.3	$—
Private warrants	Current portion of warrant liabilities	464.2	—	464.2	—
Total liabilities		$471.5	$—	$471.5	$—

		As of December 31, 2023
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.4	$—	$36.4	$—
Interest rate swaps	Other noncurrent assets	44.5	—	44.5	—
Total assets		$80.9	$—	$80.9	$—

Liabilities:
Private warrants	Warrant liabilities	$195.0	$—	$195.0	$—
Total liabilities		$195.0	$—	$195.0	$—
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
The Company uses interest rate swaps to manage the interest rate risk of the Company’s total debt portfolio and related overall cost of borrowing. At both September 30, 2024 and December 31, 2023, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. During the three and nine months ended September 30, 2024 and 2023, the Company recognized $10.8, $32.2, $10.8 and $28.4, respectively, within “Interest expense, net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss). At September 30, 2024, the Company expects that approximately $28.4 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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

Foreign currency exchange forwards - The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market, as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure is recognized. At September 30, 2024, we have derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $163.0. For the three and nine months ended September 30, 2024, there were $1.4 and $0.8 realized losses, respectively, associated with the foreign currency exchange swaps within "Cost of sales - products" on the Unaudited Condensed Consolidated Statements of Earnings (Loss).
Economic hedges - At September 30, 2024, we have derivative instruments which hedge our purchases of aluminum and copper with notional amounts of 9,860.0 and 9,030.0 metric tons, respectively. The Company values these instruments using broker quotations, market transactions or option pricing model based on observable market inputs, as such, these derivative instruments are classified in Level 2. These derivative instruments are treated as economic hedges and for the three and nine months ended September 30, 2024, the Company recognized mark-to-market gains of $3.3 and $6.4, respectively, within "Other operating expense (income)" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).
Private warrants — The fair value of the private warrants is considered a Level 2 valuation and is determined using the Black-Sholes-Merton valuation model. The Company recognized a loss of $67.2 and $269.2, respectively, for the three and nine months ended September 30, 2024 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the 5,266,667 outstanding private warrants. On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. For the nine months ended September 30, 2023, the Company recognized a gain of $7.7 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the exercise of these private warrants. Additionally, the Company recognized a loss of $61.6 and $111.1, respectively, for the three and nine months ended September 30, 2023 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the remaining 5,266,667 outstanding private warrants.
The significant assumptions which the Company used in the model are:

Warrant valuation inputs	September 30, 2024	December 31, 2023
Stock price	$99.49	$48.03
Strike price	$11.50	$11.50
Remaining life	0.36	1.10
Volatility	97.5%	55.0%
Interest rate (1)	4.65%	4.73%
Dividend yield (2)	0.10%	0.21%
(1)    Interest rate determined from a constant maturity treasury yield.
(2)    September 30, 2024 and December 31, 2023 dividend yield assumes $0.10 per share per annum.
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $(2.8), $20.4, $(1.5) and $19.5, respectively, for the three and nine months ended September 30, 2024 and 2023 and is included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). As of September 30, 2024 and December 31, 2023, $78.6 and $225.0, respectively, of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,104.9	$2,102.2	$2,104.9	$2,118.1
Senior Secured Notes due 2028	819.8	850.0	794.0	850.0
(1)See “Note 5 — Debt” for additional information.
(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Foreign currency translation, beginning	$(149.9)	$(117.0)	$(89.8)	$(157.0)
Other comprehensive income (loss)(1)	124.9	(63.5)	64.8	(23.5)
Foreign currency translation, ending	(25.0)	(180.5)	(25.0)	(180.5)
Interest rate swaps, beginning	91.1	106.9	87.7	110.2
Unrealized gain (loss) deferred during the period (2)(3)	(22.4)	4.1	(19.0)	0.8
Interest rate swaps, ending	68.7	111.0	68.7	111.0
Pension, beginning	(2.5)	0.3	(2.4)	0.6
Actuarial gain (losses) recognized during the period, net of income taxes	—	(0.2)	(0.1)	(0.5)
Pension, ending	(2.5)	0.1	(2.5)	0.1
Foreign currency exchange forwards, beginning	(3.8)	—	—	—
Unrealized gains deferred during the period(4)	(4.3)	—	(8.1)	—
Foreign currency exchange forwards, ending	(8.1)	—	(8.1)	—
Accumulated other comprehensive income (loss)	$33.1	$(69.4)	$33.1	$(69.4)
(1)For the three and nine months ended September 30, 2024 foreign currency translation included tax effects of $1.3 and $0.0.
(2)During the three and nine months ended September 30, 2024 and 2023, $10.8, $32.2, $10.8, and $28.4 respectively, was reclassified into earnings.
(3)For the three and nine months ended September 30, 2024 interest rate swaps included tax effects of $7.1 and $6.1.
(4)For the three and nine months ended September 30, 2024 cash flow hedges included tax effects of $2.4 and $1.2.
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
Summarized information about the Company’s results of operations by reportable segment and product and service offering follows:
Americas includes products and services sold for applications within the data center, communication networks and commercial and industrial markets in North America and Latin America. This segment’s principal product and service offerings include:
•Products include AC and DC power management, thermal management, low/medium voltage switchgear, busbar, integrated modular solutions, racks, rack power, rack power distribution, rack thermal systems, configurable integrated solutions, and hardware for managing I.T. equipment.
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
Reportable Business Segments

Sales	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Americas	$1,210.0	$1,014.5	$3,270.2	$2,854.8
Asia Pacific	479.9	411.3	1,288.4	1,160.3
Europe, Middle East & Africa	597.0	423.3	1,629.7	1,235.9
	2,286.9	1,849.1	6,188.3	5,251.0
Eliminations	(213.4)	(106.5)	(522.9)	(253.2)
Total	$2,073.5	$1,742.6	$5,665.4	$4,997.8

Intersegment sales (1)	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Americas	$11.4	$11.3	$25.5	$29.9
Asia Pacific	47.5	22.7	114.6	62.9
Europe, Middle East & Africa (2)	154.5	72.5	382.8	160.4
Total	$213.4	$106.5	$522.9	$253.2
(1)Intersegment selling prices approximate market prices.
(2)Intersegment sales in Europe, Middle East & Africa increased during the three and nine months ended September 30, 2024 primarily as a result of higher sales volumes in the switchgear and busbar product lines.

Operating profit (loss)	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Americas	$303.4	$206.5	$776.3	$544.0
Asia Pacific	44.1	49.7	106.8	104.5
Europe, Middle East & Africa	114.4	76.7	294.2	202.7
Total reportable segments	461.9	332.9	1,177.3	851.2
Foreign currency gain (loss)	(5.3)	(2.7)	(8.7)	(13.3)
Corporate and other	(39.7)	(33.8)	(121.3)	(114.8)
Total corporate, other and eliminations	(45.0)	(36.5)	(130.0)	(128.1)
Amortization of intangibles	(45.3)	(45.5)	(137.1)	(136.1)
Operating profit (loss)	$371.6	$250.9	$910.2	$587.0
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

The details of the earnings per share calculations for the three and nine months ended September 30, 2024 and 2023 are as follows:

(In millions, except share and per share amounts)	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Basic earnings (loss) per share computation:
Net income (loss)	$176.6	$94.1	$348.8	$227.6
Weighted-average number of shares outstanding - basic	375,203,364	380,899,419	376,353,335	379,666,002
Basic earnings per share	$0.47	$0.25	$0.93	$0.60

Diluted earnings (loss) per share computation:
Net income (loss)	$176.6	$94.1	$348.8	$227.6

Weighted-average number of shares outstanding - basic	375,203,364	380,899,419	376,353,335	379,666,002
Dilutive effect of equity-based compensation	9,112,701	7,341,245	9,752,894	4,166,266
Weighted-average number of shares outstanding - diluted	384,316,065	388,240,664	386,106,229	383,832,268
Diluted earnings (loss) per share	$0.46	$0.24	$0.90	$0.59
The dilutive effect of equity-based compensation awards was 9.1 million and 9.8 million shares, respectively, during the three and nine months ended September 30, 2024. Additional equity-based compensation awards and warrants were also outstanding during the three and nine months ended September 30, 2024, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards and warrants represent of 1.6 million and 4.5 million shares for the three months ended September 30, 2024, respectively, and 1.2 million and 4.5 million shares for the nine months ended September 30, 2024, respectively.
The dilutive effect of equity-based compensation awards was 7.3 million and 4.1 million shares, respectively, during the three and nine months ended September 30, 2023. Additional equity-based compensation awards and warrants were also outstanding during the three and nine months ended September 30, 2023, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards and warrants represent 0.3 million and 3.4 million shares for the three months ended September 30, 2023, respectively, and 4.0 million and 2.7 million shares for the nine months ended September 30, 2023, respectively.
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
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. SAT claimed its basis for the suspension was a failure by TDP to provide sufficient evidence of the export of goods temporarily imported at required levels under Mexico's Manufacturing, Maquila and Export Services Industries Program ("IMMEX Program"). The Company and TDP has disputed SAT’s position throughout the customs tax audit, through the filing of various petitions and appeals with appropriate documentation evidencing the complete and timely export of the goods temporarily imported during the audit period. TDP accepted a proposal from SAT to close the audit by making payments and fees totaling approximately $10.1 which was recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and subsequently paid in the first quarter of 2024. The Company intends to seek reimbursement of this amount as an undue payment in the near future from SAT, for which the outcome is currently unknown and no receivable has been established.
We are unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution, except as noted above.
At September 30, 2024, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•Capacity Expansion: We have invested in capacity expansion to meet current and anticipated additional customer demand. For example, since acquiring E&I in late 2021, we have approximately doubled our manufacturing capacity for switchgear, busbar and integrated solutions by opening new facilities and adding production to existing facilities. Additionally, in order to support our thermal management activity, we opened a new manufacturing facility in Pune, India in 2024 to further support our manufacturing capacity. We also recently opened a new facility in Pelzer, South Carolina to support the production of modular solutions, modular power systems and other infrastructure systems. We anticipate continuing to invest in capacity globally to provide the geographic presence that our customers need, and the ability to rapidly scale and to ensure resiliency.
•Artificial Intelligence ("AI"): Increased maturity and adoption of AI and high-performance compute is currently impacting the data center industry, driving technology innovation which has led to increased demand. The Company has invested in developing new product, services, and solutions to serve this industry trend, is increasing capacity to support additional demand for AI infrastructure as necessary and we will continue to invest to support additional growth driven by AI.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2024 and Three Months Ended September 30, 2023

(Dollars in millions)	Three months ended September 30, 2024	Three months ended September 30, 2023	$ Change	% Change
Net sales	$2,073.5	$1,742.6	$330.9	19.0%
Cost of sales	1,317.1	1,115.0	202.1	18.1
Gross profit	756.4	627.6	128.8	20.5
Selling, general and administrative expenses	334.6	327.2	7.4	2.3
Amortization of intangibles	45.3	45.5	(0.2)	(0.4)
Restructuring costs	6.3	1.3	5.0	384.6
Foreign currency (gain) loss, net	5.3	2.7	2.6	96.3
Other operating expense (income)	(6.7)	—	(6.7)	—
Operating profit (loss)	371.6	250.9	120.7	48.1
Interest expense, net	35.9	43.5	(7.6)	(17.5)
Change in fair value of warrant liabilities	67.2	61.6	5.6	9.1
Income tax expense	91.9	51.7	40.2	77.8
Net income (loss)	$176.6	$94.1	$82.5	87.7%
Net Sales
Net sales were $2,073.5 in the third quarter of 2024, an increase of $330.9, or 19.0%, compared with $1,742.6 in the third quarter of 2023. The increase in sales was primarily driven by higher sales volumes, partially offset by the negative impacts from foreign currency of $4.2. Product sales increased $266.3, which included the negative impacts from foreign currency of $2.5. Services & spares sales increased $64.6, which included the negative impacts from foreign currency of $1.7.
Excluding intercompany sales, net sales were $1,198.6 in the Americas, $432.4 in Asia Pacific and $442.5 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $1,317.1 in the third quarter of 2024, an increase of $202.1, or 18.1% compared to the third quarter of 2023. The increase in cost of sales was primarily driven by the impact of higher volumes. Gross profit was $756.4 in the third quarter of 2024, or 36.5% of sales, compared to $627.6, or 36.0% of sales in the third quarter of 2023. The margin expansion in the third quarter of 2024 was primarily driven by higher sales volumes, pricing actions exceeding inflationary costs and manufacturing and procurement productivity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $334.6 in the third quarter of 2024, an increase of $7.4, or 2.3% compared to the third quarter of 2023. The increase in SG&A was primarily driven by increased compensation costs and increased research and development costs. SG&A as a percentage of sales were 16.1% in the third quarter of 2024 compared with 18.8% in the third quarter of 2023.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $50.2 for the third quarter of 2024, which was a $0.7 increase from the third quarter of 2023. The increase was primarily due to a $5.0 increase in restructuring costs and a $2.6 increase in foreign currency loss offset by $3.3 of income related to mark-to-market gains on our economic hedges.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants ("Private Placement Warrants") issued in connection with the initial public offering of our predecessor GS Acquisition Holdings Corp. The change in fair value of the outstanding Private Placement Warrants during the third quarter of 2024 and 2023 resulted in a loss of $67.2 and $61.6, respectively. The change in fair value of these warrants is the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments. As of September 30, 2024 and 2023, there were 5,266,667 Private Placement Warrants outstanding.
Interest Expense
Interest expense, net, was $35.9 in the third quarter of 2024 compared to $43.5 in the third quarter of 2023. The $7.6 decrease is primarily driven by $4.9 of reduced interest expense as a result of our Term Loan amendments which resulted in a reduction to our interest rate margin and a $2.6 increase in interest income. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be mitigated by our interest rate swaps and interest income.
Income Taxes
Income tax expense was $91.9 in the third quarter of 2024 compared to $51.7 in the third quarter of 2023. The $40.2 increase is primarily due to increased business performance and the change in the discrete tax benefits related to stock compensation. The effective rate in the third quarter of 2024 was primarily influenced by the negative impact of non-deductible changes in fair value of the warrant liabilities and discrete tax benefits related to stock compensation. For the third quarter of 2023, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of valuation allowances, and reflects the negative impact of non-deductible changes in fair value of the warrant liabilities.
Business Segments
The following is detail of business segment results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended September 30, 2024	Three months ended September 30, 2023	$ Change	% Change
Net sales	$1,198.6	$1,003.2	$195.4	19.5%
Operating profit (loss)	303.4	206.5	96.9	46.9
Margin	25.3%	20.6%
Americas net sales were $1,198.6 in the third quarter of 2024, an increase of $195.4, or 19.5%, from the third quarter of 2023. The increase in sales was primarily driven by higher sales volumes due to products increasing by $160.0 and service & spares increasing by $35.4. Americas net sales were negatively impacted by foreign currency of approximately $10.7.
Operating profit (loss) in the third quarter of 2024 was $303.4, an increase of $96.9 compared with the third quarter of 2023. Margin increased primarily due to higher sales volumes, improved price realization, manufacturing and procurement productivity, and leveraging our fixed costs.

Asia Pacific

(Dollars in millions)	Three months ended September 30, 2024	Three months ended September 30, 2023	$ Change	% Change
Net sales	$432.4	$388.6	$43.8	11.3%
Operating profit (loss)	44.1	49.7	(5.6)	(11.3)
Margin	10.2%	12.8%
Asia Pacific net sales were $432.4 in the third quarter of 2024, an increase of $43.8, or 11.3%, from the third quarter of 2023. The increase in sales were primarily driven by growth particularly in Greater China and Asia, and the positive impact of foreign currency of approximately $3.3. Net sales of products improved by $28.4, and service & spares improved by $15.4.
Operating profit (loss) in the third quarter of 2024 was $44.1, a decrease of $5.6 compared with the third quarter of 2023 mainly driven by sales from product mix and a benefit related to employee related costs in the third quarter of 2023.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended September 30, 2024	Three months ended September 30, 2023	$ Change	% Change
Net sales	$442.5	$350.8	$91.7	26.1%
Operating profit (loss)	114.4	76.7	37.7	49.2
Margin	25.9%	21.9%
Europe, Middle East & Africa net sales of $442.5 in the third quarter of 2024, increased by $91.7, or 26.1%, from the third quarter of 2023. Sales increases were primarily due to increased volumes due to products increasing by $77.9 and service & spares increasing by $13.8 and the positive impact of foreign currency of approximately $3.2.
Operating profit (loss) in the third quarter of 2024 was $114.4, an increase of $37.7 compared with the third quarter of 2023. Margin increased primarily due to fixed cost leverage on higher volumes, procurement driven productivity improvement and price realization.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, and Legal. Corporate and other costs were $45.0 and $36.5 in the third quarter of 2024 and 2023, respectively. Total corporate, other, and elimination costs increased $8.5 compared to the third quarter of 2023 primarily due to an increase of certain employee related costs and an increase in the foreign currency loss of $2.6.

Comparison of the Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023

(Dollars in millions)	Nine months ended September 30, 2024	Nine months ended September 30, 2023	$ Change	% Change
Net sales	$5,665.4	$4,997.8	$667.6	13.4%
Cost of sales	3,601.4	3,280.7	320.7	9.8
Gross profit	2,064.0	1,717.1	346.9	20.2
Selling, general and administrative expenses	1,012.4	963.5	48.9	5.1
Amortization of intangibles	137.1	136.1	1.0	0.7
Restructuring costs	4.1	23.5	(19.4)	(82.6)
Foreign currency (gain) loss, net	8.7	13.3	(4.6)	(34.6)
Other operating expense (income)	(8.5)	(6.3)	(2.2)	34.9
Operating profit (loss)	910.2	587.0	323.2	55.1
Interest expense, net	119.7	137.2	(17.5)	(12.8)
Loss on extinguishment of debt	1.1	—	1.1	—
Change in fair value of warrant liabilities	269.2	103.4	165.8	160.3
Income tax expense (benefit)	171.4	118.8	52.6	44.3
Net income (loss)	$348.8	$227.6	$121.2	53.3%
Net Sales
Net sales were $5,665.4 in the first nine months of 2024, an increase of $667.6, or 13.4%, compared with $4,997.8 in the first nine months of 2023. The increase in sales was primarily driven by higher sales volumes, partially offset by the negative impacts from foreign currency of $29.4. Product sales increased $540.6, which included negative impacts from foreign currency of $21.0. Services & spares sales increased $127.0, which included negative impacts from foreign currency of $8.4.
Excluding intercompany sales, net sales in the first nine months of 2024 were $3,244.7 in the Americas, $1,173.8 in Asia Pacific and $1,246.9 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the “Business Segments” section below.
Cost of Sales
Cost of sales were $3,601.4 in the first nine months of 2024, an increase of $320.7, or 9.8%, compared to the first nine months of 2023. The increase in cost of sales was primarily driven by the impact of higher sales volumes. Gross profit was $2,064.0 in the first nine months of 2024, or 36.4% of sales, compared to $1,717.1, or 34.4% of sales, in the first nine months of 2023. The margin increase was primarily driven by higher sales volumes and improved price realization.
Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $1,012.4 in the first nine months of 2024, an increase of $48.9, or 5.1% compared to the first nine months of 2023. The increase in SG&A was primarily driven by increased compensation costs, a one-time supplier expense, increased IT and research and development expense, and professional service fees. SG&A as a percentage of sales was 17.9% for the nine months ended September 30, 2024 compared with 19.3% in the nine months ended September 30, 2023.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining other expenses were $141.4 for the first nine months of 2024, which was a $25.2 decrease from the first nine months of 2023. The decrease was primarily due to a $19.4 decrease in restructuring costs and a $4.6 decrease in foreign currency loss.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding Private Placement Warrants. The change in fair value of the outstanding warrant liability during the first nine months of 2024 and 2023 resulted in a loss of $269.2 and a loss of $103.4, respectively. The change in fair value of these Private Placement Warrants was the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments and the exercise of 5,266,666 of the private placement warrants in February 2023 by GS Sponsor LLC. As of both September 30, 2024 and 2023, there were 5,266,667 private placement warrants that remained outstanding.
Interest Expense
Interest expense, net, was $119.7 in the first nine months of 2024 compared to $137.2 in the first nine months of 2023. The $17.5 decrease is primarily driven by a $13.6 increase in interest income and a $7.7 decrease in interest due to lower ABL Revolving Credit Facility borrowings during the period. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be mitigated by our interest rate swaps.
Income Taxes
Income tax expense (benefit) was $171.4 in the first nine months of 2024 compared to $118.8 in the first nine months of 2023. The $52.6 increase is primarily due to increased business results between the periods as well as the change in the fair value of warrant liabilities between the periods net of increased tax benefits due to stock compensation activity. The effective rate in the first nine months of 2024 was primarily influenced by the negative impacts of non-deductible changes in fair value of the warrant liabilities and discrete tax benefits related to stock compensation. In the first nine months of 2023, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and the negative impacts of non-deductible changes in fair value of the warrant liabilities and changes to our indefinite reinvestment liability.
Business Segments
The following is detail of business segment results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Nine months ended September 30, 2024	Nine months ended September 30, 2023	$ Change	% Change
Net sales	$3,244.7	$2,824.9	$419.8	14.9%
Operating profit (loss)	776.3	544.0	232.3	42.7
Margin	23.9%	19.3%
Americas net sales were $3,244.7 in the first nine months of 2024, an increase of $419.8, or 14.9%, from the first nine months of 2023. The increase in sales was primarily driven by higher sales volumes due to products increasing by $342.8 and service & spares increasing by $77.0. Americas net sales were negatively impacted by foreign currency of approximately $12.3.
Operating profit (loss) in the first nine months of 2024 was $776.3, an increase of $232.3 compared with the first nine months of 2023. Margin increased primarily due to higher sales volumes, manufacturing and procurement productivity, and improved price realization.

Asia Pacific

(Dollars in millions)	Nine months ended September 30, 2024	Nine months ended September 30, 2023	$ Change	% Change
Net sales	$1,173.8	$1,097.4	$76.4	7.0%
Operating profit (loss)	106.8	104.5	2.3	2.2
Margin	9.1%	9.5%
Asia Pacific net sales were $1,173.8 in the first nine months of 2024, an increase of $76.4, or 7.0%, from the first nine months of 2023. Sales increases were primarily driven by growth throughout the region, partially offset by the negative impact of foreign currency of approximately $15.1. Net sales of products improved by $50.9 and service & spares improved by $25.5.
Operating profit (loss) in the first nine months of 2024 was $106.8, an increase of $2.3 compared with the first nine months of 2023. Margin decreased primarily due to sales from lower margin products and a one-time supplier expense, slightly offset with price realization due fixed cost leverage.
Europe, Middle East & Africa

(Dollars in millions)	Nine months ended September 30, 2024	Nine months ended September 30, 2023	$ Change	% Change
Net sales	$1,246.9	$1,075.5	$171.4	15.9%
Operating profit (loss)	294.2	202.7	91.5	45.1
Margin	23.6%	18.8%
Europe, Middle East & Africa net sales were $1,246.9 in the first nine months of 2024, an increase of $171.4, or 15.9%, from the first nine months of 2023. Sales increases were driven by increased volume due to products increasing by $146.9, service & spares increasing by $24.5, and were negatively impacted by foreign currency of approximately $2.0.
Operating profit (loss) in the first nine months of 2024 was $294.2, an increase of $91.5 compared with the first nine months of 2023. Margin increased primarily due to higher sales volumes, improved price realization, and manufacturing and procurement productivity.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, and Legal. Corporate and other costs were $130.0 and $128.1 in the first nine months of 2024 and 2023, respectively. Total corporate, other, and elimination costs increased $1.9 compared to the third quarter of 2023 primarily due to an increase of certain employee related costs and deceased foreign currency loss of $4.6. The first nine months of 2023 included a one-time $7.8 benefit from the settlement of an escrow agreement.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects, such as capacity and facility expansion, that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $120.7 during the first nine months of 2024. We expect to have capital expenditures (including capitalized software) of $175 to $200 for the full year 2024.
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
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes due 2028, with an outstanding principal amount of $850.0 as of September 30, 2024 (the “Notes”), the Term Loan due 2027, with an outstanding principal amount of $2,102.2, as of September 30, 2024 (the “Term Loan”), and the ABL Revolving Credit Facility due 2029, which was extended earlier in 2024, providing up to $600.0 of revolving borrowings, for which we had no amounts outstanding as of September 30, 2024 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). See “Note 5 — Debt” of the Unaudited Condensed Consolidated Financial Statements for more detailed discussion of the material terms of the Notes and the Senior Secured Credit Facilities.
At September 30, 2024, we had $908.7 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At September 30, 2024, Vertiv had $584.2 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $15.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
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
Summary Statement of Cash Flows
Nine Months Ended September 30, 2024 and 2023

(Dollars in millions)	2024	2023	$ Change	% Change
Net cash provided by (used for) operating activities	$894.1	$544.3	$349.8	64.3%
Net cash used for investing activities	(120.7)	(71.1)	(49.6)	(69.8)
Net cash provided by (used for) financing activities	(640.4)	(236.7)	(403.7)	170.6
Capital expenditures	(106.3)	(80.1)	(26.2)	(32.7)
Investments in capitalized software	(14.4)	(3.4)	(11.0)	(323.5)

Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $894.1 in the first nine months of 2024, a $349.8 increase in cash generation compared to the first nine months of 2023. Net income from operations of $348.8 included $453.4 of net non-cash expense items, consisting of depreciation and amortization of $206.0, a loss on the change in fair value of warrant liabilities of $269.2, non-cash stock-based compensation expense of $25.8, and amortization of debt discount and issuance costs of $5.5, offset by deferred taxes of $53.1. Trade working capital provided $69.2 in the first nine months of 2024 compared to $17.8 utilized in the first nine months of 2023.
Net Cash used for Investing Activities
Net cash used for investing activities was $120.7 in the first nine months of 2024 compared to net cash used for investing activities of $71.1 in the first nine months of 2023. The increased use of cash over the comparable period was primarily driven by decreased proceeds from the disposition of property, plant and equipment of $12.4, increased capital expenditures of $26.2, and an increase in investments of capitalized software of $11.0.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $640.4 in the first nine months of 2024 compared to $236.7 provided by financing activities in the first nine months of 2023. The increase in cash used in 2024 was primarily the result of $599.9 of share repurchases related to common stock, $28.1 in dividend payments, offset by a decrease in year-over-year net repayments of $235.0 on the ABL Revolving Credit Facility in the first nine months of 2023, $16.6 decrease in net cash received associated with equity-based compensation activity, and $5.9 decrease of repayments on the Term Loan in the first nine months of 2024.
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, the Company is not a party to any material, pending legal proceedings or claims at September 30, 2024. From time-to-time, the Company may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of the Company’s business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines that it has meritorious defenses to the claims asserted, the Company vigorously defends itself. The Company considers settlement of cases when, in management’s judgment, it is in the best interests of both the Company and its shareholders to do so.
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
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. SAT claimed its basis for the suspension was a failure by TDP to provide sufficient evidence of the export of goods temporarily imported at required levels under Mexico's Manufacturing, Maquila and Export Services Industries Program ("IMMEX Program"). The Company and TDP has disputed SAT’s position throughout the customs tax audit, through the filing of various petitions and appeals with appropriate documentation evidencing the complete and timely export of the goods temporarily imported during the audit period. TDP accepted a proposal from SAT to close the audit by making payments and fees totaling approximately $10.1 which was recorded in “Accrued expenses and other liabilities” on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and subsequently paid in the first quarter of 2024. The Company intends to seek reimbursement of this amount as an undue payment in the near future from SAT, for which the outcome is currently unknown and no receivable has been established.
We are unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution.
At September 30, 2024, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
The Company's risk factors, as of September 30, 2024, have not materially changed from those described in Part 1, Item 1A of our 2023 Form 10-K for the fiscal year ended December 31, 2023.
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
During the first quarter of 2024, Vertiv purchased 9,076,444 shares of its common stock, par value $0.0001 per share. During the second quarter of 2024, all shares repurchased were retired. As of September 30, 2024, $2.4 billion remain for additional share repurchases. Excess share repurchase price over par value is allocated between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings. During the third quarter of 2024, Vertiv made no share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Item 5A. Other Information
None.
Item 5C. Plan 10b5-1 Plan Adoptions and Modification
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, Robin Washington, a member of the Company's board of directors adopted a "Rule 10b5-1 trading arrangement" as such each term is defined in Item 408(a) of Regulation S-K. The Rule 10b5-1 trading arrangement, adopted by Ms. Washington on August 8, 2024, provides for the sale of up to 5,000 shares of Company Class A common stock and will remain in effect until the earlier of (1) November 12, 2025; (2) the first date on which all trades have been executed or all orders relating to such trades have expired; (3) upon written notice by Ms. Washington or the broker to terminate or modify the Rule 10b5-1 trading arrangement.
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, a Rule 10b5-1 trading arrangement previously adopted on September 7, 2023 for Karsten Winther, President EMEA of the Company (the "Winther 10b5-1 Plan"), terminated pursuant to its terms. The Winther 10b5-1 Plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and provided for the potential sale of up to 44,924 shares of Company Class A common stock.

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2024	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer