Form 10-K
period 2024-12-31
Vertiv Holdings Co
filed 2025-02-18
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 30, 2024 (the last business day of the most recently completed second quarter) was approximately $30,843,122,938
As of February 10, 2025, there were 380,775,581 shares of our Class A common stock, par value $0.0001, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions, which may change over time, and that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from historical performance include, but are not limited to: risks relating to the continued growth of our customers’ markets; long sales cycles for certain Vertiv products and solutions as well as unpredictable placing or cancelling of customer orders; failure to realize sales expected from our backlog of orders and contracts, disruption of our customer’s orders or the markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; competition in the industry in which we operate; failure to obtain performance and other guarantees from financial institutions; failure to properly manage supply chain, difficulties with third-party manufacturers and increases in costs of material, freight and/or labor, and changes in the costs of production; competition in the infrastructure technologies; risks associated with information technology disruption or cyber-security incidents; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; increase of variability in our effective tax rate costs or liabilities associated with product liability due to global operations subjecting us to income and other taxes in the United States ("U.S.") and numerous foreign entities; the global scope of Vertiv’s operations, especially in emerging markets; failure to benefit from future significant corporate transactions; risks associated with Vertiv’s sales and operations in emerging markets including economic, political and production level risk; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States and abroad; our ability to comply with various laws and regulations including but not limited to, laws and regulations relating to data protection and data privacy; failure to properly address legal compliance issues, particularly those related to imports/exports, anti-corruption laws, and foreign operations; risks associated with foreign trade policy, including tariffs and global trade conflict; risks associated with litigation or claims against the Company, including the risk of adverse outcomes to any legal claims and proceedings; our ability to protect or enforce our proprietary rights on which our business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters; failure to achieve environmental, social and governance goals; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; failure to remediate material weaknesses in our internal controls over financial reporting; our level of indebtedness and the ability to incur additional indebtedness; our ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; our ability to comply with the covenants and restrictions contained in our credit agreements is not fully within our control; our ability to access funding through capital markets; resales of Vertiv securities may cause volatility in the market price of our securities; our organizational documents contain provisions that may discourage unsolicited takeover proposals; our certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of our subsidiaries to pay dividends; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; our ability to attract, train and retain key members of our leadership team and other qualified personnel; the adequacy of our insurance coverage; fluctuations in interest rates materially affecting our financial results and increasing the risk our counterparties default in our interest rate hedges; our incurrence of significant costs and devotion of substantial management time as a result of operating as a public company; and other risks and uncertainties indicated in this Annual Report including those under the heading “Item 1A. Risk Factors.”
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
•The long sales cycles for certain Vertiv products and solutions offerings, as well as unpredictable placing or canceling of customer orders;
•Failure to realize sales expected from our backlog of orders and contracts;
•Disruption of our customers’ orders or the markets;
•Less favorable contractual terms with large customers;
•The risks associated with governmental contracts;
•Any failure to mitigate risks associated with long-term fixed price contracts;
•We operate in a highly competitive environment;
•Any failure to obtain performance and other guarantees from financial institutions;
•Failure to properly manage our supply chain difficulties with third-party manufacturers and increases in costs of materials, labor, freight and changes in costs of production;
•Competition in the infrastructure technologies;
•Risks associated with information technology disruption or cyber-security incidents;
•Risks associated with the implementation and enhancement of information systems;
•Failure to realize the expected benefit from any rationalization, restructuring, and improvement efforts;
•Disruption of, or changes in, our independent sales representatives, distributors and original equipment manufacturers;
•Increase of variability in our effective tax rate due to global operations subjecting us to income and other taxes in the U.S. and numerous foreign entities;
•Costs or liabilities associated with product liability and damage to our reputation and brands;
•The global scope of our operations, especially in emerging markets;
•Any failure to benefit from future significant corporate transactions;
•Risks associated with our operations in emerging markets including economic, political, and production level risk;
•Risks associated with wars, conflicts, and other types of geopolitical tensions;
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
•Risks related to various environmental, social, and governance ("ESG")- related matters, metrics and goals which may impact our business and reputation;
•Failure to realize the value of goodwill and intangible assets;
•Exposure to fluctuations in foreign currency exchange rates;
•Any failure to remediate material weaknesses in our internal controls over financial reporting;
•Our level of indebtedness;
•Incurrence of additional indebtedness;
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
Because of the risk factors included herein, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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
Driven by passion and innovation, Vertiv believes there is a better way to meet the world’s accelerating demand for data, including the impact of emerging technologies such as artificial intelligence. We collaborate with our customers to envision and build future-ready infrastructures. Our portfolio of hardware, software, analytics and services aim to enable our customers' vital applications to run continuously, perform optimally and scale with business needs.
Our Company
Our roots trace back to 1946 and the beginning of the information age, when Ralph Liebert founded the precursor to the Liebert Corporation, which was established in 1965 as the industry’s first manufacturer of computer room air conditioning. In 1987, Liebert was acquired by Emerson Electric Co, which later formed its Network Power business in 2000 to integrate critical infrastructure technologies, including Liebert and previously acquired ASCO, a provider of power transfer switches, under one brand. Over the next decade, Emerson Network Power expanded through acquisitions of Avansys, Marconi’s outside plant and power system, Knurr AG, a leading provider of enclosure systems, and Avocent, a leading provider of IT management software and keyboard, video and mouse (or "KVM") solutions. In 2016, Emerson Network Power was spun off as a standalone business and ultimately became Vertiv.
Vertiv became publicly-traded on February 7, 2020, with its shares listed on the New York Stock Exchange (NYSE:VRT), through a business combination with GS Acquisition Holdings Corp (“GSAH”), a special purpose acquisition company later renamed Vertiv Holdings Co (the "Business Combination").
Our Business
Vertiv designs, manufactures, sells, installs, maintains, and services critical digital infrastructure technologies and rapidly deployable customized solutions to meet the specific business requirements and needs of a diverse group of customers. Our global footprint comprises engineering, manufacturing, operations, sales and service locations in more than 40 countries across the Americas, Asia Pacific and Europe, Middle East & Africa. We provide the hardware, software and services to facilitate an increasingly interconnected marketplace of digital systems where large amounts of indispensable data need to be transmitted, analyzed, processed and stored. Whether this growing quantity of data is managed centrally in hyperscale/cloud locations, distributed at the edge of the network, processed in an enterprise location or managed via a hybrid platform, the underpinnings and operations of all those locations rely on our critical digital infrastructure and services.
Our broad range of offerings includes AC and DC power management products, switchgear and busbar products, thermal management products, integrated rack systems, modular solutions, and management systems for monitoring and controlling digital infrastructure. These comprehensive offerings are integral to the reliable operation of the technologies used for services, such as e-commerce, online banking, file sharing, video on-demand, energy storage, wireless communications, Internet of Things and online gaming. In addition, through our global services network, we provide lifecycle management services, predictive analytics and professional services for deploying, maintaining and optimizing these products and their related systems. Our most prominent brands include Vertiv, Liebert, NetSure, Geist, Energy Labs, ERS, Albér, and Avocent.
We manage our business across three reportable segments based on our main geographic regions—the Americas, Asia Pacific and Europe, Middle East & Africa. For the year ended December 31, 2024, Vertiv’s net sales was $8,011.8, of which 56% was transacted in the Americas; 22% was transacted in Asia Pacific; and 22% was transacted in Europe, Middle East & Africa. This compares with net sales for the year ended December 31, 2023 of $6,863.2, of which 56% was transacted in the Americas, 22% was transacted in Asia Pacific, and 22% in Europe, Middle East & Africa.

Backlog
Vertiv’s estimated combined order backlog was $7,178.8 and $5,526.7 as of December 31, 2024 and 2023, respectively. The backlog consists of product and services for which a customer purchase order or purchase commitment has been received and which has not yet been delivered. Orders may be subject to cancellation or rescheduling by the customer. The following table shows estimated backlog by business segment at December 31, 2024 and 2023, respectively.

(Dollars in millions)	December 31, 2024	December 31, 2023
Americas	$4,672.4	$3,365.2
Asia Pacific	911.4	616.4
Europe, Middle East & Africa	1,595.0	1,545.1
Total Backlog	$7,178.8	$5,526.7
The majority of the combined backlog as of December 31, 2024 is considered firm and is expected to be shipped within one year. Expanding lead-times caused by continuing global supply chain challenges, combined with continued strong demand have contributed to an increase in customer orders being placed in advance of our ability to fulfill them, which has added $1.7 billion to our backlog since December 31, 2023. We do not believe that Vertiv’s backlog estimates as of any date are necessarily indicative of our net sales for any future period. Additionally, our current backlog estimates are subject to a number of risks, as further detailed in “Item 1A. Risk factors—Risks relating to our customers and our industry—We may not realize all of the sales expected from our backlog of orders and contracts.”
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
Data Centers: The primary purpose of a data center is to process, store and distribute data. There are a host of different sizes and types of data centers, but primarily they can be broken down into the following classifications:
•Cloud/Hyperscale: These facilities are massive in scale, can span multiple acres and are primarily used to support cloud applications. This portion of the industry is growing rapidly with drivers such as adoption of cloud based data services and artificial intelligence workloads. Examples of companies in this space include Microsoft, Amazon Web Services, and Google Cloud.
•Colocation: These facilities range in size and offer clients a location where they can place their information technology (“IT”) equipment, while the building and critical digital infrastructure is owned by the colocation company. This portion of the industry is on a significant growth trajectory. Examples of companies in this space include Digital Realty, Equinix, Compass, and QTS.
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
Products
We identify delivery of products as performance obligations. Such products include AC and DC power management, thermal management, low/medium voltage switchgear, busbar, integrated modular solutions, racks, single phase UPS, rack power distribution, rack thermal systems, configurable integrated solutions, energy storage solutions, hardware, and software for managing I.T. equipment.
Services & spares
Global services include both pre-sale and after-sales services, for example, preventative maintenance, project management, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and critical digital infrastructure software. We provide consistent service delivery for critical facilities in all regions of the world with service provided by knowledgeable, local specialists. Regular service of critical equipment supports maximum uptime and often reduces total cost of ownership for customers. We provide full support of critical digital infrastructures when and where our customers need us. Vertiv services are used primarily in data centers, communications facilities, government agencies, utilities, and industrial plants. Across the globe, we operate over 300 service centers and deploy approximately 4,000 service engineers.

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
•Reliability & Safety: We provide around the clock, direct access to approximately 4,000 field services engineers and approximately 300 technical support team members.
•Response Time: Vertiv boasts a first-time fix rate of more than 90% during site emergency visits, allowing customers to quickly gain assistance wherever and whenever.
•Global Coverage: We provide a standardized support approach across the globe with more than 300 service centers, keeping our customer sites connected.
•Broad Capabilities: Vertiv offers customers a complete lifecycle of capabilities such as project launch, remote monitoring, on-site project management, energy consumption management and preventive maintenance.
Engineering, Research and Development
We are committed to outpacing our competitors and being first to market with new product developments and improvements. In 2024, Vertiv spent $352.1 on engineering, research and development (“ER&D”). We focus our ER&D budget on engineering continuous improvement and new product innovation. Our global product leaders manage global product lines and engineering organizations with the goal to remain ahead of market trends by leveraging input from our regions, technology partners, and customers. These global groups are also supported by in-region product and engineering teams which are responsible for understanding and adapting our offerings to local market and customer requirements. These teams work closely with our sales and service network, enabling us to obtain and act upon customer feedback to continuously improve our offerings.
Facilities, Operations, and Supply Chain
Our ability to serve our customers on both a global and local level is a key success factor, and we have built, and continue to expand, our manufacturing and operations footprint and capacity with that principle in mind. We have significant manufacturing and operations facilities in the Americas, Asia Pacific and Europe, Middle East & Africa. This well-diversified global network of facilities allows for improved service level cost, capacity to meet demand, and working capital optimization. Our manufacturing facilities are supported by regional engineering and configuration centers where, if our customers desire, we can tailor our products to the local market and to a given customer’s specific requirements.

We have established a robust supply chain that is complementary to our manufacturing and operations footprint. We have historically experienced some supply chain constraints as well as material, freight and labor cost increases. In addition to providing high quality service to our customers, we follow a diversification strategy to avoid over concentration or a significant dependence on a particular supplier or region. Despite this strategy, it is possible that we may from time to time experience critical part shortages which may drive the need for additional spot buys at increased costs, as well as increased costs associated with premium freight to meet customer commitments. Additionally, logistical issues may delay the receipt of materials and, in some cases, we may not be able to procure critical parts at any price, creating production and delivery challenges pressuring the top and bottom line. We continue to take action to enhance our supply chain, such as qualifying new suppliers, and advancing our pricing plan.
Vertiv Operating System
The Vertiv Operating System (“VOS”) leverages a proven foundational approach to operational excellence and executes it at scale to drive greater efficiency, quality, competitive advantage and superior customer experience. We believe VOS provides a clear operating model and a systemic way to run the business across the entire organization through rigorous operating cadences, leverages lean or continuous improvement techniques focused on waste and cycle-time reduction, streamlined processes, and promotes the dissemination of best practices. Our enterprise approach is articulated in four main pillars: the deployment of the operating system based on pervasive lean techniques propagation; the development of an accountable and lean organization aligned to Vertiv strategic objectives; the creation and maintenance of a simple yet robust global operating model; the empowerment of the organization run day-by-day continuous improvement and complex business process transformation. While continuous improvement relies heavily on each Vertiv employee adopting a “lean” mindset, dissemination of best practices and especially global process convergence require ownership and sponsorship to happen. As a consequence, for each of our seven main interconnected processes (opportunity-to-order, order-to-cash, procure-to-pay, sales inventory and operations planning, order-to-fulfillment, new product development and introduction, and multiple service processes), we have assigned clear business ownership at the global and regional level.
Human Capital Resources
As of December 31, 2024, we employed approximately 31,000 full-time and part-time employees. Approximately 41% of our employees are in our manufacturing operations.
Our Culture
Our high-performance culture creates an environment where employees are empowered to collaborate, learn, and teach others through their experiences. We seek people with high integrity who put a premium on learning through experience and those who embrace our core principles, which include safety, integrity and respect, and we expect our employees to emulate and display our core behaviors, which include fostering a customer-first mindset, leading by example and driving continuous improvement.
Investing in our People
Our employees are critical to achieving our business objectives and investing in them is a key component to success. We offer leadership development programs for employees at the early career levels in finance, human resources, sales, services and engineering. We also offer customized programs for target populations to further develop their professional skills, and specialized partnership programs with local universities that lead to obtaining bachelor's and/or master's degrees in technology.
Our offerings include:
•Finance, Human Resources, Sales, Engineering, and Field Services Leadership Development Rotational Programs for early-career employees based in the Americas, Asia, India, or Europe, Middle-East, and Africa reporting units
•Specialized partnership programs with local universities in India for high-potential engineers to earn a post-secondary baccalaureate and/or a graduate degree
•Programs for identified high-potential leaders in early-, mid-, senior-, and leadership-ready positions across multiple functions globally that focus on training in the areas of operational and strategic thinking, offers the opportunity to participate and lead global projects, and obtain global networking & visibility to executive leadership
•Specialized training for employees based in our support hubs, located in the Philippines, India, and Romania, around key business skills including customer service, finance fundamentals and customer service mindset

•VOS training is delivered globally. This training, known as VOS Academy, is offered virtually for salaried employees and all hourly employees receive training at our global manufacturing sites
Our Strategy
We are committed to attracting, hiring and developing the best and brightest talent and focus significant resources on supporting and managing our global employee population. We believe that we offer our employees competitive pay packages and a broad range of company-paid benefits, and recognize that our success is based in large part on the talents and dedication of those we employ.
Vertiv Career Framework was launched in 2023. This framework is intended to highlight a simple and consistent way to organize, reward, and develop careers. Based on global principles with local application, we have created career tracks aligned to market competitive pay practices. Full implementation is intended to occur over the next several years and will highlight a pragmatic pay for performance approach that supports our high-performance culture.
To best facilitate our retention strategy, we have made significant investments in Total Rewards and Talent Acquisition (or "TA").
TA will continue to be a differentiator for Vertiv's high growth aspirations. Building on the renewed foundation from 2023, our TA team has successfully hired over 3,000 new salaried employees in 2024, with a special emphasis on Engineering, Services, and Operations. To better facilitate speed and simplicity, we are automating the hiring process through Oracle systems, resulting in reduced job requisition creation time and overall time to fill.
Attracting employees is only half our mission. For those new employees, once onboarded, and those employees with many years of dedicated service, the human resource team is focused on delivering a robust talent management system with pillars centered on engagement, development, and inclusion.
Employee Engagement
Fully engaged employees are a key driver of employee productivity and job satisfaction. We engage our employees across the organization through our quarterly enterprise-wide town halls, employee recognition programs, and company-sponsored volunteer events. "The CEO Award", an employee recognition award given several times throughout the year by CEO Giordano Albertazzi to recognize individuals who unlock value for our customers, who overcome challenges to solve problems, or who create meaningful, lasting results for our business, has recently completed year two. These individuals embody our core principals and behaviors and keep us on track to achieve our goals through their commitment to our strategic priorities. They understand their role in helping Vertiv achieve its full potential. At an enterprise level, Vertiv was recognized in our APAC region in two different forums. Greater China earned "2024 Best Employer Selection" by Forbes China, and Philippines was awarded as a "Great Place to Work" by UKG.
Employee Development
We also provide development and training programs for our employees, including evolved product training for our sales and services organizations, “Leading@Vertiv” for our management level employees, and “MyFirst90Days” for newly hired employees as key human capital measures and objectives. Additionally, our salaried and services employees participate in our comprehensive annual performance review process meant to encourage a direct conversation where candid feedback can be shared to help our employees develop, achieve their career goals, and drive our high-performance culture. That performance management cycle has been simplified and fully automated to Oracle systems, linking objective setting to employee feedback, annual performance ratings and compensation awards. A true pillar to drive a high-performance culture.
Inclusion
We believe that innovative solutions are often developed from having diverse viewpoints and perspectives at the table. We endeavor to foster a workplace that supports and promotes inclusion and cultivates respect. Since going public in 2020, Vertiv has continued to take actions to cultivate its inclusion processes and programs. One of the best success cases includes establishing employee-led, executive leadership team-sponsored, Employee Resource Groups open to all employees and that are intended to provide opportunities for personal and professional growth, networking, mentorship, and community outreach.

Employee Safety
A safe and healthy workplace is essential to flourish as a business, and accordingly, safety is one of Vertiv’s core principles. Vertiv prioritizes the health and safety of our global workforce and anyone who enters our facilities or interacts with our products. We believe we have an effective employee health and safety strategy, as evidenced by our strong safety record relative to certain peers, including our total recordable injury rate of 0.37 and our lost time injury rate of 0.19 for the twelve months ended December 31, 2024. In connection with our commitment to safety, we aim to provide the tools, training, and other resources needed to achieve our goal of reducing and controlling workplace risks. For example, we recently launched an effective safety engagement campaign called “We Lead with Safety”. The campaign is centered on further strengthening our interdependent culture, where everyone will speak up regarding safety, for themselves and others, whether at work or elsewhere. Reinforcing “why” we are committed to safety, documenting our procedures and engaging the appropriate local safety teams has positioned us well relative to our safety performance.
Intellectual Property
Our ability to create, obtain and protect intellectual property is important to the success of our business and our ability to compete. We create intellectual property (“IP”) in our operations globally, and we actively work to protect and enforce our IP rights. We consider our trademarks to be valuable assets, including well-known marks within the industry such as Vertiv, Liebert, NetSure, Geist, Energy Labs, ERS, Albér, and Avocent.
In addition, we integrate licensed third-party technology and IP into certain aspects of our products. Although certain third-party proprietary IP rights are important to our success, we do not believe that we are materially dependent on any particular third-party IP rights.
As of December 31, 2024 Vertiv had approximately 3,000 registered patents and approximately 1,200 pending, published or allowed patent applications, and approximately 1,800 registered trademarks and approximately 300 pending trademark applications.
Raw Materials
We obtain raw materials and supplies from a variety of sources and generally from more than one supplier. From time to time, we have experienced part shortages, supply chain constraints, and import or export restrictions or tariffs, in addition to logistical issues which have delayed receipt of materials, as well as increased the costs of certain raw materials. We continue to address these challenges associated with our sources, supplies and costs of raw materials. Refer to the "Facilities, Operations, and Supply Chain" discussion above.
Environmental, Health and Safety and Responsible Business Practices
Meeting the growing demand for data and critical digital infrastructure while simultaneously mitigating environmental impacts from our operations and products, and governing and managing our business in a responsible manner, are at the heart of our approach to sustainability and responsible business matters.
Mitigating environmental impacts encompasses actions taken to minimize resource consumption and greenhouse gas (“GHG”) emissions, manage materials and waste in our own operations, and provide customers with innovative products and solutions that help them minimize their own energy and water use, carbon footprint, and waste. We continue to work to shrink the carbon footprint of our operations, and we continue to minimize and, where possible, eliminate waste through source reduction and recycling. Throughout our global facilities we continue to implement processes, and to refine, procedures, and policies to track and mitigate environmental impacts. We also solicit local teams to identify action plans for the conservation of energy and water, and the reduction of GHG emissions.
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
We are subject to a broad range of foreign and domestic environmental, health and safety laws, regulations and requirements, including those relating to the discharge of regulated materials into the environment, the generation and handling of hazardous substances and wastes, human health and safety and the content, composition and take back of our products. We maintain a robust environmental, health and safety compliance program, including policies and standards, dedicated staff, and periodic auditing and training. We also have a program for complying with the European Union Restriction on the Use of Certain Hazardous Substances and Waste Electrical and Electronic Equipment Directives, the China Restriction of Hazardous Substances law, the European Union Registration, Evaluation, Authorization and Restriction of Chemicals regulation, and similar requirements.

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
Private Placement Warrants
Simultaneously with the closing of the initial public offering ("IPO") of GSAH in June 2018 (prior to the Business Combination in 2020), GSAH closed the private placement of an aggregate of 10,533,333 warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company.
On February 24, 2023, 5,266,666 warrants were exercised on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. On December 6, 2024, 5,266,667 warrants were exercised on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. As of December 31, 2024, there are no outstanding Private Placement Warrants.
Related Agreements
Amended and Restated Registration Rights Agreement
On the closing date of the Business Combination, we entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), with the initial stockholders of GSAH, VPE Holdings, LLC, an affiliate of Platinum Equity Advisors, LLC (the "Vertiv Stockholder"), and certain other investors, including entities affiliated with our Executive Chairman (collectively, the “RRA Parties”), pursuant to which the RRA Parties are entitled to registration rights in respect of certain shares of Vertiv’s Class A common stock and certain other of our equity securities that are held by the RRA Parties from time to time.
The Vertiv Stockholder and certain other RRA Parties, including an entity controlled by our Chairman (the "Cote Sponsor Member") is entitled to make up to two demand registrations in any 12 month period in connection with an underwritten shelf takedown offering, in each case subject to certain offering thresholds, applicable lock-up restrictions and certain other conditions. In addition, the RRA Parties have certain “piggy-back” registration rights. The Registration Rights Agreement includes customary indemnification and confidentiality provisions. We will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement.
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
The Stockholders Agreement provides that so long as we have either of the Executive Chairman or the Chief Executive Officer as a named executive officer, we shall take certain actions to include such Executive Chairman or the Chief Executive Officer on the slate of nominees recommended by the Board of Directors for election. Following a sale of Class A common stock on February 27, 2024, the Vertiv Stockholder holds none of our outstanding Class A common stock.

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
This Annual Report contains some of our trademarks, service marks and trade names, including, among others, Vertiv, Liebert, NetSure, Geist, Energy Labs, ERS, Albér, and Avocent. Each one of these trademarks, service marks or trade names is either (1) our registered trademark, (2) a trademark for which we have a pending application, or (3) a trade name or service mark for which we claim common law rights. All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report are presented without the TM, SM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our respective rights or the rights of the applicable licensors to these trademarks, service marks and trade names.
Upon the written request of any record holder or beneficial owner of Common Stock entitled to vote at the Annual Meeting, we will, without charge, provide a copy of our Annual Report, including the financial statements and the financial statement schedules, for the fiscal year ended December 31, 2024, as filed with the SEC. Requests should be directed to ir@vertiv.com.

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
The long sales cycles for certain Vertiv products and solutions offerings, as well as unpredictable placing or canceling of customer orders, particularly large orders, may cause our revenues and operating results to vary significantly from quarter-to-quarter, which could make our future operational results less predictable.
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
Our backlog consists of the value of product and service orders for which we have received a customer purchase order or purchase commitment and which have not yet been delivered. As of December 31, 2024 and 2023, Vertiv’s estimated combined order backlog was $7.2 billion and $5.5 billion, respectively. The majority of our combined backlog is considered firm and expected to be delivered within one year. Our customers have the right in some circumstances, usually with penalties or other termination consequences, to reduce or defer firm orders in backlog. If customers terminate, reduce or defer firm orders, the revenue we expect to generate from our backlog may not be fully realized. Additionally, because of our significant backlog, there may be significant delays between the time that we alter the prices we charge customers for our offerings and new orders and the time such price changes are reflected in our financial results.
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
Large companies, such as communication network and cloud/hyperscale and colocation data center providers, comprise a material portion of our customer base and generally have greater purchasing power than smaller entities. Accordingly, these customers often have enhanced leverage that allow them to require more favorable terms and conditions in their contracts with us. Consolidation among such large customers could further increase their buying power and ability to require more onerous terms. In addition, these customers may impose substantial penalties for any product or service failures caused by us or the failure by us to timely deliver products ordered by those customers. As we seek to sell more products to such customers, we may be required to agree to such terms and conditions more frequently, which may include terms that affect the timing of our cash flows and ability to recognize revenue, and could have an adverse effect on our business, results of operations and financial condition.
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
We have long-term, fixed-price contracts (including long-term, turnkey projects). Our failure to mitigate certain risks associated with fulfillment of such contracts may result in excess costs and penalties.
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
Our competitors, any of which could introduce new technologies or business models that disrupt significant portions of our markets and cause our customers to move a material portion of their business away from us to such competitors, primarily include:
•Large-scale, global competitors with broad product portfolios and service offerings. These competitors may have greater financial, technical and marketing resources available to them compared to the resources allocated to our products and services that compete against their products and services. Competitors within this category include Schneider Electric, S.E., Eaton Corporation Plc, Legrand SA, and Huawei Investment & Holding Co., Ltd, each of which have a large, global presence and compete directly in the markets in which we operate. Industry consolidation may also impact the competitive landscape by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate.
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
Disruptions to the various information security systems upon which our operations and our products and our services rely, especially cyber-security incidents, including data security breaches, ransomware or computer viruses, could harm our business, reduce our revenue, increase our expenses, damage our reputation and adversely impact our performance.
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
Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates or other regulatory actions regarding taxes including the implementation of any global minimum tax for corporations, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly impact our effective income tax rate in the future. Our effective tax rate in any given financial reporting period may be materially impacted by mix and level of earnings or losses by jurisdiction as well as the discrete recognition of taxable events and exposures. Changes in tax laws and rates or other regulatory actions may significantly impact the positions taken with regard to tax contingencies and we may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties. Additionally, final laws enacting the Organization for Economic Co-operation and Development's global minimum tax framework ("Pillar Two Laws") are effective beginning in 2024 in the European Union and other countries where we do business. The Company faces uncertainty related to the potential implementation of Pillar Two Laws in other countries where we operate. We are continuing to monitor the legislative process and evaluate the potential impact of implementation of Pillar Two Laws by other countries. We are regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult and may lead to unpredictability in our tax estimates. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made and may have negative impacts on future periods as well. Additionally, actions brought by such foreign taxing authorities could impact our licenses, permits, or certifications in that jurisdiction, which could affect our ability to operate in that jurisdiction. If we lost our ability to operate in jurisdictions, especially those where we have manufacturing facilities, our results of operations and financial performance could be materially impacted.

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
As of December 31, 2024, we employed approximately 31,000 people globally and had manufacturing facilities in the Americas, Asia Pacific and Europe, Middle East & Africa. We generate substantial revenue outside of the US, including sales in emerging markets, and expect that foreign revenue will continue to represent a significant portion of our total revenues. In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries, as well as, contractual labor requirements with unions in countries where we operate with local labor unions. We also must communicate and monitor company-wide standards and directives across our global network. Our failure to successfully manage our geographically diverse operations and our contractual and regulatory obligations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with company-wide standards and procedures.
Serving a global customer base requires that we place more materials, production and service assets in emerging markets to capitalize on market opportunities and maintain our cost position. Newer geographic markets may be relatively less profitable due to the investments needed to enter such markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rates associated with some of those markets. Manufacturers in countries that have lower production costs, such as China and India, may become competitors in key emerging markets and could offer their products in established markets. These actions may have a negative effect on our pricing, market share and operating results in these markets. In addition, foreign governments may decide to implement tax and other policies that favor their domestic manufacturers at the expense of international manufacturers. Similarly, the recent imposition of additional tariffs by the U.S., and the tariffs being proposed , on various countries, as well as the potential imposition of retaliatory tariffs or additional tariffs by the U.S. on other countries or regions, could increase our cost of doing business internationally, perhaps significantly, and may lead to further challenges for us in the various foreign markets in which we operate.
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
Our ability to realize the expected synergies and benefits of an acquisition include, among other things, our ability to complete the timely integration of operations and systems, organizations, standards, controls, procedures, policies and technologies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination; and difficulties in managing the expanded operations of a significantly larger and more complex combined business.
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
We operate manufacturing facilities worldwide and continue to expand and open new facilities in different locales. Our manufacturing facilities and operations could be disrupted by a natural disaster, labor strike, shortages in suppliers, components and parts, war, political unrest, terrorist activity, economic upheaval, changes in governmental regulations, including but not limited to regulations regarding taxes, tariffs, custom duties, restricted and/or sanctioned parties, government mandated shutdowns or shelter in place orders, or public health concerns. Some of these conditions are more likely in certain geographic regions in which we operate. Any such disruption could cause delays in the manufacture and/or shipments of products, performance of services, and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.
Wars, conflicts and other types of geopolitical tensions, and any resulting sanctions by the U.S., European Union and other countries may contribute to inflation, market disruptions and increased volatility in commodity prices more acutely in the U.S. and Europe and a slowdown in global economic growth.
War and conflict, such as the current conflict in the middle east and the invasion of Ukraine by Russia in February 2022, and any resulting sanctions by the U.S., European Union, and other countries may have a broad range of adverse impacts on global business and financial markets, some of which may have adverse impacts on our business. These include increased inflation, significant market disruptions, increased volatility in commodity prices, the imposition of additional tariffs by the U.S. on certain of its trading partners, which could trigger retaliatory tariffs by those trading partners, and the possibility of additional potential tariffs or other trade restrictions by the U.S. on other jurisdictions. Although the duration and extent of military and other conflict is highly unpredictable, and the magnitude of the potential economic impact may not readily be quantified military and other hostile actions and resulting sanctions could have a negative effect on our financial condition and operating results. Further, war and conflicts could lead to instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate may impose severe sanctions and export controls. While it is difficult to anticipate the duration and extent of any conflict, or the impact of any prolonged conflict and commensurate sanctions and penalties may have on our operations, any sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.
Legal and Regulatory Risks
Future legislation and regulation governing Internet-related services, other related communications services information technologies, and critical infrastructure could disrupt our customers’ markets resulting in declines in sales volume and prices of our products and otherwise have an adverse effect on our business operations and performance.
Various laws and governmental regulations, both in the U.S. and abroad, governing Internet-related services, related communications services, information technologies, and the construction and location of data centers and other critical infrastructure remain largely unsettled, even in areas where there has been some legislative action. There are anticipated regulations forthcoming in the U.S. and other countries where our customers operate in the areas of cybersecurity, data privacy and data security, artificial intelligence, and critical infrastructure construction, permitting and energy consumption any of which could impact us and our customers. Future legislation and regulation could impose additional costs on our business, disrupt our customers’ markets or require us to make changes in our operations which could adversely affect our operations and performance.
Any failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results.
To conduct our operations, we regularly move data across borders, and consequently we are subject to a number of continuously evolving and developing privacy and data protection laws and regulations around the world. These include, for example, the General Data Protection Regulation ("GDPR") in Europe, the California Privacy Rights and Enforcement Act of 2020 ("CPRA") in the U.S., and the Personal Information Protection Law ("PIPL") in China. These laws impose numerous obligations on data controllers and processors. Breaches could result in substantial fines, regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, and potential civil claims including class action type litigation. We seek to comply with and abide by all laws and regulations to which we are subject and devote significant time and resources to our compliance efforts. Despite such efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to properly process or protect the data or privacy of third parties or comply with data privacy and data protection regimes.
Our international operations expose us to specific legal compliance issues relating to anti-corruption laws and regulations of the U.S. government and various other international jurisdictions, and our failure to comply with those regulations could adversely impact our business.
We are subject to various anti-corruption laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"), which prohibit payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We operate in several less-developed regions that are recognized as having a greater risk of potentially corrupt business environments and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Our legal compliance and ethics programs and policies, including our code of business conduct, existing policies on anti-bribery, export controls, environmental and other legal compliance, and periodic training on these matters, mandate compliance with anti-corruption laws and are designed to reduce the likelihood of a compliance violation. In the event that we have reason to believe that our employees or business partners have or may have violated applicable laws, regulations or policies, including anti-corruption laws, we are required to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Nevertheless, such a violation could still occur, disrupting our business through fines, penalties, diversion of internal resources, negative publicity and possibly severe criminal or civil sanctions.
We are subject to governmental export and import controls and sanction programs that could subject us to liability or impair our ability to compete in international markets.
We, and certain of our products (including components of such products), are subject to applicable import laws, export controls and economic sanctions laws and regulations, including rule changes, evolving enforcement practices, and other government actions. Changes in import and export control or trade sanctions laws, the imposition of tariffs on certain U.S. trading partners, the potential for retaliatory tariffs, or the imposition of additional tariffs or other trade restrictions, will increase our costs, and may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in claims for breach of existing contracts and modifications to existing compliance programs and training schedules. While we train our employees to comply with these regulations and have systems in place designed to prevent compliance failure, we cannot provide assurance that a violation will not occur, whether knowingly or inadvertently. Violations may result in penalties, including fines, debarments from export and import privileges, and loss of authorizations needed to conduct aspects of our international business, and may harm our ability to enter into contracts with our customers and suppliers who have contracts with the U.S. government. A violation of the laws and regulations enumerated above could have an adverse effect on our business, results of operations and financial condition.
Changes in U.S. or foreign trade policies, including additional tariffs or global trade conflicts, could increase the cost of our products, which could adversely impact the competitiveness of our products.
There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. For example, the new U.S. administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including a significant increase in tariffs on goods imported into the U.S. and the possibility of imposing further restrictions on international trade. This new administration has taken a different approach to U.S. foreign trade policy than their predecessors, so there remains uncertainty as to whether, and to what degree, trade between the U.S and other countries, including countries in which we operate, will be impacted by these policy shifts. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. Furthermore, counter- or retaliatory tariffs imposed against the U.S. could impact our sales internationally. Tariffs implemented on our products (or on materials, parts or components we use to manufacture our products or to provide service for our products) have in the past increased the cost of our products manufactured in the U.S. and imported into the U.S. The imposition of additional tariffs on our products (or on materials, parts or components we use to manufacture our products or to provide service for our products) by the U.S. or other countries, the cost of our products manufactured in other countries subject to additional tariffs and imported into the U.S. or other countries in which we operate would increase as a result of new tariffs that are implemented, and could increase further to the extent that retaliatory tariffs or similar additional trade restrictions are implemented. In the event we are unable to pass the increased costs resulting from any tariffs along to our customers, it could have a material adverse effect on our business, profitability, and our earnings.
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
We are subject to environmental, health and safety matters, laws and regulations, including regulations related to the composition and take back of our products and our ownership, lease or operation of our facilities which could subject us to significant costs or liabilities.
We are subject to a broad range of foreign and domestic environmental, health and safety laws, regulations and requirements, including those relating to the discharge of regulated materials into the environment, the generation and handling of hazardous substances and wastes, human health and safety, and the content, composition and take back of our products. For example, the European Union Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive and similar laws and regulations of China and other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Additionally, the EU, China and other jurisdictions have adopted or proposed versions of the Waste Electrical and Electronic Equipment Directive, which requires producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of products when they have reached the end of their useful life, as well as Registration, Evaluation, Authorization and Restriction of Chemical Substances regulations, which regulate the handling and use of certain chemical substances that may be used in our products.
If we fail to comply with applicable environmental, health and safety laws and regulations, we may face administrative, civil or criminal fines or penalties, the suspension or revocation of necessary permits, and requirements to install additional pollution controls. Furthermore, current and future environmental, health and safety laws, regulations and permit requirements could require us to make changes to our operations or incur significant costs relating to compliance. For example, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have been responding to these issues. The increased global focus on environmental sustainability may result in new regulations and customer requirements, or changes in current regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition.
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
We are subject to risks related to various environmental, social and governance ("ESG")-related matters, metrics, and goals, which may impact our business and reputation.
Businesses including ours are facing increasing scrutiny in ESG-related areas, which may include renewable resources, environmental stewardship, supply chain management, climate change, safety, diversity, equity and inclusion ("DEI"), workplace conduct, human rights, philanthropy and support for local communities. If we fail to meet applicable standards or expectations with respect to these issues across all of our services and in all of our operations and activities, including any metrics and goals that we set for ourselves and disclose publicly or we fail to disclose publicly, our reputation and brand image could be damaged, and our business, financial condition and results of operations could be adversely impacted. Our reputation also may be harmed by the perceptions that our customers, employees, and other stakeholders have about our action or inaction on ESG issues.
Certain organizations that provide corporate governance and other corporate risk information to investors and stakeholders have developed, and others may in the future develop, scores and ratings to evaluate companies based in whole or part on various ESG metrics. We do not control these organizations or the content and opinions included in their reports and cannot assure that their analysis would be positive or accurate. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision.
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
In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President of the United States of America having recently issued an executive order opposing DEI initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.
Risks Related to Our Financial Position, Investments and Indebtedness
Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
As of December 31, 2024, we had total goodwill and net intangible assets of $2,808.2 which constituted approximately 31% of our total assets in the aggregate. We assess goodwill and indefinite lived assets for impairment annually, and we conduct an interim evaluation of definite lived and indefinite lived assets whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of goodwill and net intangible assets will depend on the future cash flows of the businesses to which they relate. If we are not able to realize the value of the goodwill and net intangible assets, this could adversely affect our results of operations and financial condition, and also result in an impairment of those assets.

We are exposed to fluctuations in foreign currency exchange rates, and our hedging activities may not protect us against the consequences of such fluctuations on our earnings and cash flows.
As a result of our global operations, our business, results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates, most notably if the U.S. dollar strengthens against the primary foreign currencies, which could adversely impact our revenue growth in future periods. For example, if the U.S. dollar strengthens against other currencies such as the euro, our revenues reported in U.S. dollars would decline. In addition, for U.S. dollar-denominated sales, an increase in the value of the U.S. dollar would increase the real cost to customers of our products in markets outside the U.S., which could result in price concessions in certain markets, impact our competitive position or have an adverse effect on demand for our products and consequently on our business, results of operations and financial condition.
The presence of a material weakness in internal control over financial reporting could result in material misstatements in our financial statements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.
As of December 31, 2024 management has concluded that the Company’s internal control over financial reporting was effective. Notwithstanding this conclusion, we have had material weaknesses in the past, and we cannot assure you that we will not have additional material weaknesses in our internal control over financial reporting in the future.
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
Our level of indebtedness could adversely affect our financial condition and prevent us from making payments on our debt obligations.
We have debt, including existing outstanding indebtedness under the Term Loan Facility (as defined herein). As of December 31, 2024, we had approximately $2,097.0 of senior secured indebtedness outstanding under the Term Loan Facility, $850.0 of Senior Secured Notes due 2028 (the “Notes”) outstanding and $784.9 of undrawn commitments (which undrawn commitments are available subject to customary borrowing base and other conditions), and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries) under the ABL Revolving Credit Facility (as defined herein) (net of letters of credit outstanding in the aggregate principal amount of $15.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility), which, if drawn would constitute senior secured indebtedness.
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
We may be able to incur additional debt in the future and the terms of the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes will not prohibit us from doing so subject to certain limitations. We have the ability to draw upon the undrawn portion of our $800.0 ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. subsidiaries) and the ability to increase the aggregate availability thereunder by up to $200.0 (subject to receipt of commitments and satisfaction of certain other conditions). We also have the ability to draw upon the uncommitted accordion provided under the Term Loan Facility (subject to the receipt of commitments and satisfaction of certain other conditions), which, as of the date of closing of the Term Loan Facility, permitted incremental term loans thereunder or certain equivalent debt outside of the Term Loan Facility documentation of up to (i) the greater of $325.0 and 60% of “Consolidated EBITDA” (as defined in the Term Loan Facility), plus (ii) the sum of all voluntary prepayments, repurchases and redemptions of the Term Loan Facility and certain permitted indebtedness that is secured on a pari passu basis with the Term Loan Facility, in each case, to the extent not financed with the incurrence of certain additional long-term indebtedness, plus (iii) an unlimited amount so long as, on a pro forma basis (x) with respect to indebtedness secured on a pari passu basis with the Term Loan Facility, the “Consolidated First Lien Net Leverage Ratio” (as defined in the Term Loan Facility) of Vertiv Group (as defined herein) and its restricted subsidiaries would not exceed 3.75:1.00 and (y) with respect to indebtedness incurred outside of the Term Loan Facility documentation and secured on a junior basis with the Term Loan Facility or unsecured, the “Consolidated Total Net Leverage Ratio” (as defined in the Term Loan Facility) of Vertiv Group (as defined herein) and its restricted subsidiaries would not exceed, subject to certain exceptions, 5.25:1.00. If new debt is added to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our respective debt obligations. In addition, the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes do not prevent us from incurring obligations that do not constitute indebtedness under those agreements.
Restrictive covenants in the credit agreements governing the Senior Secured Credit Facilities, the indenture governing the Notes, and any future debt agreements, could restrict our operating flexibility.
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
As restrictions on resale end and registration statements remain available for use, the sale or possibility of sale of shares by the former owners of E&I and other investors could have the effect of increasing the volatility in our share price or the market price of our securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. We cannot predict the size of any such future sales of shares or the effect, if any, that future sales would have on the market price of our shares. Sales of our Class A common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for holders to sell shares of our Class A common stock.
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
We are a holding company without any direct operations and have no significant assets other than our ownership interest in our subsidiaries. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the agreements governing the Senior Secured Credit Facilities, the Notes, and any of our other outstanding indebtedness.
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
As a public company, we incur significant legal, accounting, and other expenses. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the rules of the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time-consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring expenses and to devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act.
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
Risk Management and Strategy
Processes for Assessing, Identifying, and Managing Cybersecurity Threats: The Company maintains a fully defined set of documentation for assessing, identifying, and managing material risks from cybersecurity threats. We recognize the risk that cybersecurity threats pose to our operations, and cybersecurity is an integral component of our overall enterprise risk management ("ERM") strategy. Our cybersecurity framework is aligned with the National Institute of Standards and Technology’s special publication 800-53 and ISO 27001 and is comprised of the following four main pillars:
Risk Governance: The Company’s cybersecurity program utilizes a cross-functional approach to addressing cybersecurity risks and engages in discussions with the Board (or a committee thereof) and our executive officers accordingly on an as-needed basis. The Company’s cybersecurity processes are implemented to help ensure that the Company’s cybersecurity practices are aligned with the Company’s overall ERM standards and practices. The Company has formed a Cyber Risk Oversight Committee ("CROC") to oversee the Company’s cybersecurity program. Our CROC, in turn, communicates any unresolved risks to the Company’s Enterprise Risk Committee ("ERC") and the ERC interacts with the Board, the Audit Committee and executive management on a regular interval, or more frequently (if necessary) in regard to such risks. Currently, the CROC is comprised of representatives of our IT department as well as senior leadership, including a majority of the direct reports to our Chief Executive Officer ("CEO"). The ERC is comprised of our Chief Legal Counsel, Senior Director of Global Risk Oversight and various heads of regional or global business units and corporate functions, including but not limited to, IT, finance, accounting, legal, and human resources.
Risk Identification: We have developed risk identification and vulnerability management procedures that address the identification, prioritization, and remediation of cybersecurity vulnerabilities. To facilitate this program, the Company has created cyber risk and incident management procedures and a related risk register to document and monitor potential risks. As discussed below, the Company uses certain third-party tools to identify and manage cybersecurity vulnerabilities. Each risk in the risk register is monitored by one of our cybersecurity members and updates are reported to the CROC as needed.
Risk Assessment: The Company generally evaluates risks, including cybersecurity risks, based on probability, impact and proximity. As part of its program, the Company conducts formal cybersecurity risk assessment exercises on an annual basis. The Company has documented processes and protocols in order to delineate unacceptable levels of risk and assess such risks based on a number of factors.
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
Governance
Board Oversight of Risks from Cybersecurity Threats: The Board is ultimately responsible for the oversight of risks from cybersecurity threats and collaborates with the Audit Committee of the Board and the ERC in these oversight responsibilities. The responsibilities of the ERC include participating and collaboration with the CROC to oversee policies and management systems for cybersecurity matters, overseeing the identification, assessment and response to cybersecurity risks, maintaining and implementing our IRP, and communicating on a regular interval, or more frequently (if necessary) with the Board, the Audit Committee and executive management in regard to such risks. The Company's processes call for prompt and timely notifications and updates to the Board and the Audit Committee, as applicable and as necessary depending on the nature and severity of the incident, in connection with any cybersecurity incidents that may occur. In addition, the Board, the Audit Committee, and the ERC receive regular presentations and reports on cybersecurity matters that address the full range of cybersecurity topics discussed herein. Further, on a periodic basis, the Board and/or Audit Committee and the ERC also discuss our cybersecurity programs and processes with our CEO, Chief Information Officer ("CIO"), and Chief Information Security Officer ("CISO").
Management’s Role in Assessing and Managing Cybersecurity Threats: Management’s role in assessing and managing our material risks from cybersecurity threats is documented in the Company’s IT and Cybersecurity Risk Management Strategy Plan (our Cybersecurity Plan), and our processes for identifying, assessing, prioritizing, and remediating vulnerabilities are documented via our Cybersecurity Plan (and the documents referenced therein) and our IRP. Our management cybersecurity team consists of a majority of the direct reports to our CEO, including our CIO, as well as dedicated cybersecurity personnel – including without limitation, our CISO, multiple cybersecurity engineers and other business level stakeholders. Although there is overlap between the CROC and our management cybersecurity team, the CROC is intended to function as a proactive group to assess and treat risks prior to an incident occurring and the cybersecurity management team is tasked with responding to threats or incidents. In connection with and pursuant to our enterprise risk management plan, our cybersecurity team, the CROC and our ERC work collaboratively across the Company to implement programs and processes designed to protect our information system from cybersecurity threats, assess and manage risks arising from any such threats, and to promptly respond to cybersecurity incidents.
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
Relevant Expertise of Management: Our CISO has more than 20 years of intelligence, information technology and cybersecurity experience, and holds a Masters degree in the area of Cybersecurity and Information Sciences from The Pennsylvania State University as well as a Graduate Certificate from The Pennsylvania State University in Information Systems Cybersecurity and a current Certified Information Security Manager certification from ISACA. His prior roles include senior level positions in Defense, Financial Services and High Technology industries. Our CIO has more than 30 years of information technology and cybersecurity experience at various levels. She holds an executive MBA from the Quantic School of Business and Technology, a Graduate Certificate in SAP from Central Michigan University, a Masters in computer information systems from Grand Valley State University and a BA from the University of Michigan. Her prior roles include positions as Chief Information Officer and Vice President of Information Technology and Digital Office of Adient plc, a global automotive seating manufacturer, and Chief Information Officer and Vice President of Information Technology, Power Solutions of Johnson Controls.
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
Item 3. Legal Proceedings
With the exception of the below, we are not a party to any material, pending legal proceedings or claims at December 31, 2024. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourself. We consider settlement of cases when, in management’s judgment, it is in the best interests of both Vertiv and its shareholders to do so.
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
On June 9, 2023, two Vertiv shareholders, Matthew Sullivan and Jose Karlo Ocampo Avenido, brought a derivative lawsuit, Sullivan v. Johnson, et al., C.A. No. 2023-0608 (the "Sullivan Action"), against Vertiv (as no minal defendant only) and certain of the Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. Further, on November 19, 2024, another Vertiv shareholder, Laura Hanna, brought a derivative lawsuit, Hanna v. Johnson, et al. (the "Hanna Action"), against Vertiv (as nominal defendant only) and certain of Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. The complaints allege that certain of the named directors and officers caused the Company to issue materially false and/or misleading public statements with respect to inflationary and supply chain pressures and pricing issues, and that the Company suffered damages as a result. The Sullivan Action has been stayed since August 10, 2023 pending the outcome of the motion to dismiss in the securities class action. On February 13, 2025, the Delaware Court of Chancery entered an order that (i) consolidated the Sullivan Action and Hanna Action into a single consolidated derivative lawsuit, In re Vertiv Holdings Co Stockholder Derivative Litigation, Consolidated C.A. No. 2023-0608-NAC (the “Consolidated Derivative Action”), (ii) designated the complaint in the Hanna Action as the operative complaint in the Consolidated Derivative Action, and (iii) stayed the Consolidated Derivative Action on terms identical to those of the existing stay of the Sullivan Action.

We believe we have meritorious defenses against the allegations made in the aforementioned lawsuits, which are at the preliminary stages. However, we are unable at this time to predict the outcome of these matters or the amount of any cost associated with their resolution.
In November 2023, following the filing of the putative securities class action and the Sullivan Action described above, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) and a parallel request for documents from the U.S. Attorney’s Office for the Southern District of New York, which relate to the allegations made in those actions. The Company is actively responding to these matters.
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. After further investigation and discussion with SAT, TDP agreed to make payments and fees totaling approximately $10.1 which were recorded in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets as of December 31, 2023 and subsequently paid in the first quarter of 2024. The Company intends to seek reimbursement of this amount as an undue payment from SAT, for which the outcome is currently unknown and no receivable has been established.
We are unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution.
As of December 31, 2024, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock currently trades on the NYSE under the symbol “VRT”.
Holders of Common Stock
As of February 10, 2025, there were 13 holders of record of the Company's common shares. Such number does not include DTC participants or beneficial owners holding shares through nominee names.
Cash Dividends
On November 29, 2023, we increased the quarterly cash dividend that we pay by declaring a dividend of $0.025 per share. We further increased our quarterly cash dividend to $0.0375 per share on November 18, 2024, which was paid on December 19, 2024 to shareholders of record as of December 3, 2024, and we currently expect to continue to pay a quarterly dividend. However, we are a holding company without any direct operations and have no significant assets other than our ownership interest in our subsidiaries. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the Senior Secured Credit Facilities and agreements with respect to any of our other outstanding indebtedness.
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
During the first quarter of 2024, Vertiv purchased 9,076,444 shares of its common stock, par value $0.0001 per share. During the second quarter of 2024, all shares repurchased were retired. As of December 31, 2024, $2.4 billion remain for additional share repurchases. Excess share repurchase price over par value is allocated between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings. The Company did not repurchase any shares of Class A common stock during the fourth quarter of 2024.

Stock Performance Graph
The following graph provides a comparison of the cumulative total stockholder return on our common stock from December 31, 2019 through December 31, 2024 to the returns of the S&P MidCap 400, Russell 1000, and S&P 500. The graph assumes that $100 was invested on December 31, 2019 in our Class A common stock and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Company / Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Vertiv Holdings Co.	100.0	169.4	226.6	124.1	436.4	1033.5
S&P MidCap 400 Index	100.0	113.7	141.8	123.3	143.5	163.5
Russell 1000 Index	100.0	121.0	153.0	123.7	156.5	194.9
S&P 500	100.0	118.4	152.4	124.8	157.6	197.0
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Unless the context otherwise indicates or requires, references to “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries; and “GSAH” refers to GS Acquisition Holdings Corp prior to the Business Combination. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.
We have omitted the discussion on our results of operations for the year ended December 31, 2022, which discussion was previously included in Item 7 of our 2023 Annual Report on Form 10-K, filed with the SEC on February 23, 2024.
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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•Increased Tariffs: The global trade environment continues to evolve rapidly. In response to escalating pressures and geopolitical uncertainties surrounding global supply chains, we continue to pursue a supply chain strategy of geographic resilience. This includes adding regional sourcing and manufacturing options to complement our existing global supply chain. For example, in 2024, we expanded and strengthened our supply base and manufacturing footprint in the US as part of our overall capacity strategy to grow with customer demand in the US.
The imposition of new U.S. tariffs, as well as the possibility of retaliatory tariffs or the imposition of similar tariffs in jurisdictions where we have manufacturing facilities or our clients operate would increase our cost of doing business. We continue to analyze measures to minimize the potential impacts of the new and proposed tariffs on our business operations, including but not limited to continued expansion of domestic manufacturing and our ability to incorporate tariff impacts into pricing decisions.
•Capacity Expansion: We have invested in capacity expansion to meet current and anticipated additional customer demand. For example, since acquiring E&I in late 2021, we have approximately doubled our manufacturing capacity for switchgear, busbar and integrated solutions by opening new facilities and adding production to existing facilities. Additionally, in order to support our thermal management activity, we opened a new manufacturing facility in Pune, India in 2024. We also recently opened a new facility in Pelzer, South Carolina to support the production of modular solutions, modular power systems and other infrastructure systems. We anticipate continuing to invest in capacity globally to provide the geographic presence that our customers need, and the ability to rapidly scale and to ensure resiliency.
•Artificial Intelligence ("AI"): Increased maturity and adoption of AI and high-performance compute is currently impacting the data center industry and driving technology innovation, which has led to increased demand. The Company has invested in developing new product, services, and solutions to serve this growing industry, is increasing capacity to support additional demand for AI infrastructure as necessary and we will continue to invest to support additional growth driven by AI.
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

RESULTS OF OPERATIONS
Year ended December 31, 2024 compared to year ended December 31, 2023

(Dollars in millions)	2024	2023	$ Change	% Change
Net sales	$8,011.8	$6,863.2	$1,148.6	16.7%
Cost of sales	5,077.6	4,462.7	614.9	13.8%
Gross profit	2,934.2	2,400.5	533.7	22.2%
Selling, general and administrative expenses	1,374.0	1,312.3	61.7	4.7%
Amortization of intangibles	184.2	181.3	2.9	1.6%
Restructuring costs	5.3	28.6	(23.3)	(81.5)%
Foreign currency (gain) loss, net	9.3	16.0	(6.7)	(41.9)%
Other operating expense (income)	(6.0)	(9.9)	3.9	(39.4)%
Operating profit (loss)	1,367.4	872.2	495.2	56.8%
Interest expense, net	150.4	180.1	(29.7)	(16.5)%
Loss on extinguishment of debt	2.4	0.5	1.9	380.0%
Change in fair value of warrant liabilities	449.2	157.9	291.3	184.5%
Income tax expense	269.6	73.5	196.1	266.8%
Net income (loss)	$495.8	$460.2	$35.6	7.7%
Net Sales
Net sales were $8,011.8 in 2024, an increase of $1,148.6, or 16.7%, compared with $6,863.2 in 2023. The increase in sales is primarily driven by higher sales volumes, partially offset by the negative impacts from foreign currency of $53.6. Product sales increased $974.0, which included negative impacts from foreign currency of $41.7. Services & spares sales increased $174.6, including the negative impacts from foreign currency of $11.9.
Excluding intercompany sales, net sales were $4,500.6 in the Americas, $1,717.8 in Asia Pacific and $1,793.4 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $5,077.6 in 2024, an increase of $614.9, or 13.8% compared to 2023. The increase in cost of sales was primarily driven by the impact of higher volumes. Gross profit was $2,934.2 in 2024, or 36.6% of sales, compared to $2,400.5, or 35.0% of sales in 2023. Margin increased primarily due to higher sales volume and improved price realization.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (or “SG&A”) were $1,374.0 in 2024, an increase of $61.7 compared to 2023. SG&A as a percentage of sales were 17.1% in 2024 compared with 19.1% in 2023. The increase in SG&A was primarily driven by $45.8 of higher compensation costs, professional service fees of $18.1 inclusive of a one-time supplier expense, and increased IT and research and development expense.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining other expenses were $192.8 for 2024, which was a $23.2 decrease from 2023. The decrease was primarily due to a $23.3 decrease in restructuring costs and a $6.7 decrease in foreign currency loss, partially offset by increased amortization of intangibles of $2.9.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the then outstanding Private Placement Warrants. The change in fair value of the then outstanding Private Placement Warrants during 2024 and 2023 resulted in a loss of $449.2 and $157.9, respectively. The change in fair value of these warrants was the result of changes in market prices of our common stock, and other observable inputs deriving the value of the financial instruments, and the exercise of 5,266,667 and 5,266,666 of the Private Placement Warrants in December 2024 and February 2023, respectively. As of December 31, 2024, there were no Private Placement Warrants outstanding.
Interest expense
Interest expense, net, was $150.4 in 2024 compared to $180.1 in 2023. The $29.7 decrease is primarily driven by a $16.4 increase of interest income, a $12.2 reduction to interest expense as a result of our Term Loan amendments, and a $7.9 decrease in interest due to lower ABL Revolving Credit Facility borrowings during the period. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be partially mitigated by our interest rate swaps and interest income.
Income Taxes
Income tax expense was $269.6 in 2024 compared to $73.5 in 2023. The effective rate in 2024 was primarily influenced the changes in tax incentives, offset by net changes in valuation allowance and the tax impact of non-deductible changes in fair value of the warrant liabilities. In 2023, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and uncertain tax positions, and reflects the impact of non-deductible changes in fair value of warrant liabilities, as well as discrete tax adjustments related to legislation changes enacted in the period.
Income tax expense in 2024 was $196.1 higher than 2023 primarily due to the increased financial performance, changes in non-U.S tax holidays and incentives and the change in valuation allowance.
Business Segments
The following are business segment results for the years ended December 31, 2024 and 2023. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 14 — Segment Information”, of our Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	December 31, 2024	December 31, 2023	$ Change	% Change
Net sales	$4,500.6	$3,844.5	$656.1	17.1%
Operating profit (loss)	1,097.8	762.4	335.4	44.0%
Margin	24.4%	19.8%
Americas net sales of $4,500.6 in 2024 increased $656.1, or 17.1%, from 2023. The increase in sales was primarily driven by higher sales volumes due to products increasing by $557.9 and service & spares increasing by $98.2. Americas net sales were negatively impacted by foreign currency of approximately $28.2.
Operating profit (loss) in 2024 was $1,097.8, increase of $335.4 compared with 2023. Margin increased primarily due to higher sales volumes, manufacturing and procurement productivity, and improved price realization.
Asia Pacific

(Dollars in millions)	December 31, 2024	December 31, 2023	$ Change	% Change
Net sales	$1,717.8	$1,527.8	$190.0	12.4%
Operating profit (loss)	175.2	147.4	27.8	18.9%
Margin	10.2%	9.6%
Asia Pacific net sales of $1,717.8 in 2024 increased $190.0, or 12.4%, from 2023. The increase in sales was primarily driven by growth throughout the region, partially offset by the negative impact of foreign currency of approximately $18.1. Net sales of products improved by $150.4, and service & spares improved by $39.6.
Operating profit (loss) in 2024 was $175.2, an increase of $27.8 compared with 2023 mainly driven by sales from product mix. Margin increased primarily due to higher sales volumes and manufacturing and procurement productivity.

Europe, Middle East & Africa

(Dollars in millions)	December 31, 2024	December 31, 2023	$ Change	% Change
Net sales	$1,793.4	$1,490.9	$302.5	20.3%
Operating profit (loss)	439.4	297.7	141.7	47.6%
Margin	24.5%	20.0%
Europe, Middle East & Africa net sales of $1,793.4 in 2024 increased $302.5, or 20.3%, from 2023. Sales increases were driven by increased volumes due to products increasing by $265.7, and service & spares increasing by $36.8, and were negatively impacted by foreign currency of approximately $7.3.
Operating profit (loss) in 2024 was $439.4, an increase of $141.7 compared with 2023. Margin increased primarily due to higher sales volumes and procurement driven productivity improvement.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $160.8 and $154.0 in 2024 and 2023, respectively. Corporate and other costs increased $6.8 compared to 2023 primarily due to a decrease in foreign currency loss of $6.7.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects, such as capacity and facility expansion, that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $184.1 in 2024. We expect to have capital expenditures (including capitalized software) of $250 to $300 in 2025.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations, lease obligations, bank guarantees, bonds and other financial instruments. Refer to “Note 6 — Debt”, “Note 7 — Leases”, and “Note 17 — Commitments and Contingencies” of the accompanying consolidated financial statements for more information. In addition, we have uncertain tax positions that are further discussed in “Note 9 — Income Taxes” of the consolidated financial statements. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes, due 2028, with an outstanding principal amount of $850.0 as of December 31, 2024 (the “Notes”), the Term Loan, due 2027, with an outstanding principal amount of $2,097.0 as of December 31, 2024 (the “Term Loan”), and the ABL Revolving Credit Facility, due 2029, with a maturity date extended through an amendment in 2024, providing up to $800.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $200.0, for which none was outstanding as of December 31, 2024 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). See “Note 6 — Debt” of the consolidated financial statements for more detailed discussion of the material terms of the Notes and the Senior Secured Credit Facilities.
At December 31, 2024, we had $1,227.6 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At December 31, 2024, Vertiv had $784.9 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $15.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
We believe our current cash and cash equivalent levels, augmented by availability under the ABL Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, as well as the resources necessary to invest for growth in existing businesses and manage our capital structure on a short- and long-term basis. We expect to continue to opportunistically access the capital and financing markets from time to time. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance that we will continue to have access to the capital and financing markets on acceptable terms
Summary Statement of Cash Flows
Year ended December 31, 2024 compared to year ended December 31, 2023

(Dollars in millions)	2024	2023	$ Change	% Change
Net cash provided by (used for) operating activities	$1,319.3	$900.5	$418.8	46.5%
Net cash provided by (used for) investing activities	(201.7)	(139.1)	(62.6)	45.0
Net cash provided by (used for) financing activities	(652.1)	(247.5)	(404.6)	163.5
Capital expenditures	(167.0)	(127.9)	(39.1)	30.6
Investments in capitalized software	(17.1)	(6.7)	(10.4)	155.2
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $1,319.3 in 2024, a $418.8 increase in cash generation compared to 2023. The change was primarily driven by the improvement in trade working capital from prior year by $47.4 due to our trade working capital initiative, an increase in net income from operations of $35.6, and the non-cash impact of the change in fair value of warrant liabilities of $291.3.

Net Cash provided by (used for) Investing Activities
Net cash used for investing activities was $201.7 in 2024 compared to net cash used for investing activities of $139.1 in 2023. The increased use of cash over the comparable period was primarily driven by increased capital expenditures of $39.1, decreased proceeds from disposition of property, plant and equipment of $12.4, decreased proceeds from sale of business of $11.9, and an increased investment in capitalized software of $10.4, offset by the decrease in acquisition of business of $11.2.
Net Cash provided by (used for) Financing Activities
Net cash used by financing activities was $652.1 in 2024 compared to $247.5 of net cash used by financing activities in 2023. The increased use of cash over the comparable period was primarily the result of $599.9 of share repurchases of common stock, $32.7 increase in dividend payments, and a $13.0 decrease in net cash received associated with equity-based compensation activity, offset by a decrease in year-over-year repayments of $235.0 on the ABL Revolving Credit Facility.
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
If a quantitative approach is required or elected, we test goodwill for impairment by comparing the estimated fair value of the reporting units to the related carrying value. The valuation methods used by us to estimate the fair value of each reporting unit include the discounted cash flow approach, the comparable public company approach and the comparable acquisition approach using a weighted approach of 40%, 40% and 20%, respectively. The discounted cash flow model requires several estimates and assumptions including future sales growth, earnings before interest, taxes, depreciation, and amortization (or “EBITDA”) margins, capital expenditures, a discount rate and a terminal net sales growth rate (the net sales growth rate for the period beyond the years forecasted by the reporting units) for each reporting unit. The comparable public company and comparable acquisition approaches require several assumptions, including EBITDA multiples for comparable companies and transactions that operate in the same markets as our reporting units.
We performed our annual goodwill impairment using the qualitative approach in the fourth quarter for each reporting unit. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of each reporting unit exceeded their carrying value and, therefore, our goodwill was not impaired, and no impairment charges were reported for the year ended December 31, 2024.
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
To mitigate the volatility in our earnings and cash flows, we manage certain of our exposures through the use of various financial instruments, including derivatives, to help us hedge our foreign currency exchange risk, interest rate risk, and commodity risk. We do not enter into such transactions for trading or speculative purposes.
A discussion of our accounting policies for derivative instruments and hedging activities is included in “Note 1 – Summary of Significant Accounting Policies”. Information relating to market risks is presented in “Note 12 - Financial Instruments and Risk Management” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part II of this Annual Report.
Foreign Exchange Rate Risk
We have transactional foreign currency exposures related to buying and selling in currencies other than the local currencies in which we operate. We enter into one-month foreign exchange forwards to mitigate exposures of fluctuations in currencies such as European Euro, Chinese Yuan, and Great British Pound on the carrying amount of foreign currency-denominated assets, liabilities, commitments and, when applicable, we enter into foreign currency exchange forwards for generally less than one year to mitigate the exposure to certain anticipated foreign currency transactions. We have translation exposure resulting from translating the financial statements of foreign subsidiaries into United States Dollars. During 2024, we hedged portions of the net investment in foreign subsidiaries against fluctuations in the European Euro and Chinese Yuan through derivative financial instruments.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates and cash and cash equivalents, which are exposed to floating interest rates and may impact cash flow. The ABL Revolving Credit Facility, Term Loan, and cash and cash equivalents are exposed to floating interest rates and may impact cash flow. At December 31, 2024, there were no borrowings outstanding under the ABL Revolving Credit Facility and there was an outstanding principal amount of $2,097.0 on the Term Loan, due 2027 with a borrowing rate of 6.19%. At December 31, 2023, were no borrowings outstanding under the ABL Revolving Credit Facility, and there was an outstanding principal amount of $2,118.1 on the Term Loan, due 2027 with a borrowing rate of 7.97%. Cash and cash equivalents were $1,227.6 and $780.4 at December 31, 2024 and 2023, respectively. In order to mitigate interest rate risk, we entered into interest rate swap agreements with a notional amount of $1,000.0 that will remain until the maturity of the Term Loan in 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. Based on the outstanding balances of floating rate debt, net of interest rate swap agreements, our annual net interest expense would increase (decrease) in variable interest rates at December 31, 2024 and 2023 by approximately:

Basis point change scenario	December 31, 2024	December 31, 2023
+100	$11.0	$11.2
+200	21.9	22.4

Commodity Risk
We are subject to commodity risk from fluctuating prices of certain raw materials, steel, copper and aluminum and electronic components. To partially mitigate this exposure, we enter into economic hedges for copper and aluminum.
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024 (the end of the period covered by this Annual Report). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment and the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vertiv Holdings Co

Opinion on Internal Control Over Financial Reporting

We have audited Vertiv Holdings Co’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vertiv Holdings Co (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Grandview Heights, Ohio
February 18, 2025

Item 9B. Other Information
During the fiscal quarter covered by this Annual Report on Form 10-K, a Rule 10b5-1 trading arrangement previously adopted on August 8, 2024 for Robin Washington, a member of the Company's board of directors, (the "Washington 10b5-1 Plan") terminated pursuant to its terms. The Washington 10b5-1 Plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and provided for the potential sale of up to 5,000 shares of Company Class A common stock.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III.
Item 10. Directors, Executive Officer and Corporate Governance
Information concerning the Company’s directors of required by this item is incorporated herein by reference to the material appearing under the heading “Election of Directors” in Vertiv’s Proxy Statement for the 2025 Annual Meeting of Stockholders (our “Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee, and its financial expert required by this item is incorporated herein by reference to the material appearing under the heading “Board of Directors and Corporate Governance – Board Committees” in our Proxy Statement. Information regarding the Nominating Committee required by this item is incorporated herein by reference to the material appearing under the heading “Board of Directors and Corporate Governance – Board Committees” in our Proxy Statement. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated herein by reference to the material appearing under the heading “Additional Information – Stockholder Communications with the Board of Directors” in our Proxy Statement. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement. Information concerning the executive officers of Vertiv is incorporated herein by reference to the material appearing under the heading “Directors and Executive Officers” in our Proxy Statement.
We have adopted a Code of Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and other executive officers, and our Board of Directors, the complete text of which is available through the Investor Relations section of the Company’s website at vertiv.com. If the Company makes any amendments to the Code of Conduct other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Conduct applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a Current Report on Form 8-K filed with the SEC. The Company’s website does not form a part of this Annual Report on Form 10-K.
We have also adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.
On November 15, 2024, the Company’s Board, approved the Amended and Restated Bylaws of Vertiv Holdings Co, effective as of such date (the “Amended and Restated Bylaws”). Among other changes, the Amended and Restated Bylaws:
•address matters relating to Rule 14a-19 (the “Universal Proxy Rule”) under the Securities Exchange Act of 1934,including (i) requiring that any stockholder submitting a nomination notice make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with the Universal Proxy Rule, and if so, agree in writing that such stockholder will comply with the requirements of the Universal Proxy Rule; (ii) providing the Company a remedy if a stockholder fails to satisfy the Universal Proxy Rule requirements; (iii) requiring that a stockholder inform the Company if such stockholder no longer plans to solicit proxies in accordance with the Universal Proxy Rule; and (iv) requiring stockholders intending to use the Universal Proxy Rule to provide reasonable evidence of the satisfaction of the requirements under the Universal Proxy Rule at least five business days before the meeting upon request by the Company;

•require any stockholders directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board;
•implement certain revisions to conform to recent amendments to the Delaware General Corporation Law (the “DGCL”), including (i) giving the Company the ability to provide the details for an adjourned meeting in any manner permitted by the DGCL and (ii) eliminating the requirement that the Company make a stockholder list available during a meeting of stockholders; and
•require stockholder director nominees to provide additional information required to be provided by the Board’s director nominees, and incorporate certain administrative and modernizing changes, including those intended to provide clarification and consistency.
The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.3 to the Form 10-K.
Item 11. Executive Compensation
The information required by this Item 11. “Executive Compensation” is incorporated herein by reference to the material appearing under the heading "Executive Compensation - Compensation Discussion and Analysis" and "Compensation Tables" in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is incorporated herein by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13. “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by reference to the material appearing under the heading "Certain Relationships and Related Party Transactions" and "Board of Directors and Corporate Governance - Director Independence" in our Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14. “Principal Accounting Fees and Services” is incorporated herein by reference to material appearing under the heading "Information Regarding Independent Registered Public Accounting Firm" in our Proxy Statement.

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

3.3
Amended and Restated Bylaws of Vertiv Holdings Co, effective November 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2024).

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

10.23
Amendment No. 8 to the Revolving Credit Agreement, dated as of February 16, 2024, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, certain other affiliates of Vertiv Group Corporation, as borrowers and guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2024).

10.24
Amendment No. 9 to the Revolving Credit Agreement, dated as of November 12, 2024, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, certain other affiliates of Vertiv Group Corporation, as borrowers and guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2024).

10.25
Term Loan Credit Agreement, dated as of March 2, 2020, by and among Vertiv Intermediate Holding II Corporation, Vertiv Group Corporation, as borrower, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

10.26
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

10.27
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

10.28
Amendment No. 3 to Term Loan Credit Agreement, dated as of December 13, 2023, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding II Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2023)

10.29
Amendment No. 4 to Term Loan Credit Agreement, dated as of June 13, 2024, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding II Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2024).

10.30
Amendment No. 5 to Term Loan Credit Agreement, dated as of December 13, 2024, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding II Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2024).

10.31**
Employment Agreement by and between Vertiv Holdings Co and Stephen Hen I Liang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2021).

10.32**
First Amendment to Employment Agreement dated as of August 5, 2022 by and between Vertiv Holdings Co and Stephen Hen I Liang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2022)

10.33**
Employment Agreement, dated as of November 21, 2022, by and among Giordano Albertazzi, Vertiv Corporation, and Vertiv Holdings Co. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2023).

19*	Insider Trading Policy, dated as of December 9, 2024, by and between Vertiv Group Corporation and directors, officers, employees, and others.
21.1*	List of Vertiv’s Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97.1**	Form of Clawback Policy for Executive Officers
99.1	Petition filed by Vertiv Holdings Co. in the Delaware Court of Chancery on April 3, 2023, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed with the SEC on April 14, 2023.
101.INS*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Date:	February 18, 2025	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ David J. Fallon
Name: David J. Fallon
Title: Chief Financial Officer

/s/ Eric M. Johnson
Name: Eric M. Johnson
Title: Chief Accounting Officer and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Giordano Albertazzi	Chief Executive Officer and Director	February 18, 2025
Giordano Albertazzi	(Principal Executive Officer)

/s/ David J. Fallon	Chief Financial Officer	February 18, 2025
David J. Fallon	(Principal Financial Officer)

/s/ Eric M. Johnson	Chief Accounting Officer	February 18, 2025
Eric M. Johnson	(Principal Accounting Officer)

/s/ David M. Cote	Executive Chairman of the Board	February 18, 2025
David M. Cote

/s/ Joseph van Dokkum	Director	February 18, 2025
Joseph van Dokkum

/s/ Joseph J. DeAngelo	Director	February 18, 2025
Joseph J. DeAngelo

/s/ Jakki L. Haussler	Director	February 18, 2025
Jakki L. Haussler

/s/ Roger Fradin	Director	February 18, 2025
Roger Fradin

/s/ Jacob Kotzubei	Director	February 18, 2025
Jacob Kotzubei

/s/ Matthew Louie	Director	February 18, 2025
Matthew Louie

/s/ Edward L. Monser	Director	February 18, 2025
Edward L. Monser

/s/ Steven S. Reinemund	Director	February 18, 2025
Steven S. Reinemund

/s/ Robin L. Washington	Director	February 18, 2025
Robin L. Washington

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vertiv Holdings Co

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vertiv Holdings Co (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

Uncertain Tax Positions

Description of the Matter	As described in Note 9 to the Company’s consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. As of December 31, 2024, the gross amount of unrecognized tax benefits was $149.1 million. The Company’s tax positions are subject to audit by local taxing authorities across multiple global subsidiaries and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.

Auditing management's accounting for and disclosure of uncertain tax positions was especially challenging due to the complexity and significant judgment associated with the recognition and measurement of the tax positions that are more likely than not to be sustained.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for uncertain tax positions. Our procedures included testing controls over management’s review of the valuation of the reserves for uncertain tax positions, including the assumptions used to estimate the reserves, as well as management’s controls over the completeness and accuracy of the data used within the Company’s analyses of its uncertain tax positions.

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
February 18, 2025

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales
Net sales - products	$6,393.5	$5,406.1	$4,335.3
Net sales - services	1,618.3	1,457.1	1,356.2
Net sales	8,011.8	6,863.2	5,691.5
Costs and expenses
Cost of sales - products	4,099.4	3,575.7	3,219.1
Cost of sales - services	978.2	887.0	856.3
Cost of sales	5,077.6	4,462.7	4,075.4
Operating expenses
Selling, general and administrative expenses	1,374.0	1,312.3	1,178.3
Amortization of intangibles	184.2	181.3	215.8
Restructuring costs	5.3	28.6	0.7
Foreign currency (gain) loss, net	9.3	16.0	3.7
Other operating expense (income)	(6.0)	(9.9)	(5.8)
Operating profit (loss)	1,367.4	872.2	223.4
Interest expense, net	150.4	180.1	147.3
Loss on extinguishment of debt	2.4	0.5	—
Change in fair value of warrant liabilities	449.2	157.9	(90.9)
Income (loss) before income taxes	765.4	533.7	167.0
Income tax expense	269.6	73.5	90.4
Net income (loss)	$495.8	$460.2	$76.6

Earnings (loss) per share:
Basic	$1.32	$1.21	$0.20
Diluted	$1.28	$1.19	$(0.04)
Weighted-average shares outstanding
Basic	376,418,933	380,144,059	376,730,519
Diluted	386,325,058	386,226,267	378,224,051

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$495.8	$460.2	$76.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	(114.1)	67.2	(196.8)
Interest rate swaps	(13.1)	(22.5)	101.5
Pension	(4.5)	(3.0)	13.5
Foreign currency exchange forwards	(12.6)	—	—
Other comprehensive income (loss), net of tax	(144.3)	41.7	(81.8)
Comprehensive income (loss)	$351.5	$501.9	$(5.2)

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,227.6	$780.4
Accounts receivable, less allowances of $22.4 and $29.1, respectively	2,362.7	2,118.1
Inventories	1,244.4	884.3
Other current assets	267.1	218.7
Total current assets	5,101.8	4,001.5
Property, plant and equipment, net	625.1	560.1
Other assets:
Goodwill	1,321.1	1,330.3
Other intangible assets, net	1,487.1	1,672.9
Deferred income taxes	303.3	159.8
Right-of-use assets, net	202.1	173.5
Other	92.0	100.4
Total other assets	3,405.6	3,436.9
Total assets	$9,132.5	$7,998.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.0	$21.8
Accounts payable	1,316.4	986.4
Deferred revenue	1,063.3	638.9
Accrued expenses and other liabilities	612.6	611.8
Income taxes	83.7	46.5
Total current liabilities	3,097.0	2,305.4
Long-term debt, net	2,907.2	2,919.1
Deferred income taxes	240.3	159.5
Warrant liabilities	—	195.0
Long-term lease liabilities	171.4	142.6
Other long-term liabilities	282.3	262.0
Total liabilities	6,698.2	5,983.6
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 380,703,974 and 381,788,876 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,821.4	2,711.3
Accumulated deficit	(238.3)	(691.9)
Accumulated other comprehensive (loss) income	(148.8)	(4.5)
Total equity	2,434.3	2,014.9
Total liabilities and equity	$9,132.5	$7,998.5

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$495.8	$460.2	$76.6
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	81.6	74.3	72.0
Amortization	195.4	196.7	230.4
Deferred income taxes	(54.5)	(131.6)	(8.6)
Amortization of debt discount and issuance costs	7.0	7.9	7.5
Change in fair value of warrant liabilities	449.2	157.9	(90.9)
Stock-based compensation	34.6	25.0	24.7
Payment of contingent consideration	—	—	(8.7)
Gain on sale of property, plant and equipment	—	—	(3.7)
Changes in operating working capital	114.1	66.7	(449.2)
Other	(3.9)	43.4	(2.9)
Net cash provided by (used for) operating activities	1,319.3	900.5	(152.8)
Cash flows from investing activities:
Capital expenditures	(167.0)	(127.9)	(100.0)
Investments in capitalized software	(17.1)	(6.7)	(11.0)
Proceeds from disposition of property, plant and equipment	—	12.4	3.9
Acquisition of business	(17.6)	(28.8)	(5.0)
Proceeds from sale of business	—	11.9	—
Net cash provided by (used for) investing activities	(201.7)	(139.1)	(112.1)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	270.0	224.9	790.8
Repayments of ABL revolving credit facility and short-term borrowings	(270.0)	(459.9)	(555.8)
Repayment of long-term debt	(21.1)	(27.1)	(16.4)
Payment of debt issuance costs	—	—	(0.6)
Payment of tax receivable agreement	—	—	(100.0)
Payment of contingent consideration	—	—	(12.8)
Dividend payment	(42.2)	(9.5)	(3.8)
Repurchase of common shares	(599.9)	—	—
Exercise of employee stock options	33.0	27.4	3.1
Employee taxes paid from shares withheld	(21.9)	(3.3)	(4.3)
Net cash provided by (used for) financing activities	(652.1)	(247.5)	100.2
Effect of exchange rate changes on cash and cash equivalents	(21.9)	1.5	(9.2)
Increase (decrease) in cash, cash equivalents and restricted cash	443.6	515.4	(173.9)
Beginning cash, cash equivalents and restricted cash	788.6	273.2	447.1
Ending cash, cash equivalents and restricted cash	$1,232.2	$788.6	$273.2
Changes in operating working capital
Accounts receivable	$(280.3)	$(277.2)	$(368.0)
Inventories	(369.3)	(54.0)	(211.4)
Other current assets	(63.7)	4.7	(36.6)
Accounts payable	343.1	(17.7)	132.8
Deferred revenue	434.5	274.2	67.6
Accrued expenses and other liabilities	7.0	91.5	(22.0)
Income taxes	42.8	45.2	(11.6)
Total changes in operating working capital	$114.1	$66.7	$(449.2)
Supplemental Disclosures
Cash paid during the year for interest	$155.5	$176.7	$132.8
Cash paid during the year for income tax, net	272.5	153.0	104.6
Property and equipment acquired during the year for capital lease obligations	7.0	2.9	4.3
Noncash Supplemental Disclosure
Seller provided financing for the disposition of property, plant and equipment	—	—	12.2

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital		Treasury Share Capital
	Shares	Amount	Treasury Stock	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of December 31, 2021	375,801,857	$—	—	$—	$2,597.5	$(1,215.4)	$35.6	$1,417.7
Net income (loss)	—	—	—	—	—	76.6	—	76.6
Exercise of employee stock options	202,724	—	—	—	3.1	—	—	3.1
Stock-based compensation activity, net of withholdings for tax(1)	563,597	—	—	—	20.4	—	—	20.4
Employee 401K match with Vertiv stock	800,659	—	—	—	9.7	—	—	9.7
Dividend payment	—	—	—	—	—	(3.8)	—	(3.8)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(81.8)	(81.8)
Balance at December 31, 2022	377,368,837	$—	—	$—	$2,630.7	$(1,142.6)	$(46.2)	$1,441.9
Net income (loss)	—	—	—	—	—	460.2	—	460.2
Exercise of employee stock options	2,122,710	—	—	—	27.4	—	—	27.4
Stock-based compensation activity, net of withholdings for tax(2)	420,170	—	—	—	21.7	—	—	21.7
Employee 401K match with Vertiv stock	508,965	—	—	—	9.9	—	—	9.9
Exercise of warrants(3)	1,368,194	—	—	—	21.6	—	—	21.6
Dividend payment	—	—	—	—	—	(9.5)	—	(9.5)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	41.7	41.7
Balance at December 31, 2023	381,788,876	$—	—	$—	$2,711.3	$(691.9)	$(4.5)	$2,014.9
Net Income (loss)	—	—	—	—	—	495.8	—	495.8
Exercise of employee stock options	2,509,946	—	—	—	33.0	—	—	33.0
Stock-based compensation activity, net of withholdings for tax(4)	532,821	—	—	—	22.1	—	—	22.1
Employee 401K match with Vertiv stock	136,254	—	—	—	10.7	—	—	10.7
Dividend payments	—	—	—	—	—	(42.2)	—	(42.2)
Repurchase of common stock(5)	(9,076,444)	—	9,076,444	(605.9)	6.0	—	—	(599.9)
Retirement of common stock	—	—	(9,076,444)	605.9	(605.9)	—	—	—
Exercise of warrants(6)	4,812,521	—	—	—	644.2	—	—	644.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(144.3)	(144.3)
Balance at December 31, 2024	380,703,974	$—	—	$—	$2,821.4	$(238.3)	$(148.8)	$2,434.3
(1)Net stock compensation activity includes 876,358 vested shares offset by 312,761 shares withheld for taxes valued at $4.3 and stock-based compensation of $24.7.
(2)Net stock compensation activity includes 635,663 vested shares offset by 215,493 shares withheld for taxes valued at $3.3 and stock-based compensation of $25.0.
(3)On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock.
(4)Net stock compensation activity includes 778,510 of vested shares offset by 245,689 shares withheld for taxes valued at $21.9, and stock-based compensation of $34.6 and employee incentive compensation of $9.4 awarded in fully vested shares.
(5)Repurchase of common stock activity includes common stock valued at $599.9 and a 1% excise tax accrual of $6.0. Accrual was subsequently reversed due to fair value of common stock issued in 2024 exceeding the value of common stock repurchased.
(6)On December 6, 2024, Cote SPAC I LLC elected to exercise 5,266,667 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock.

See accompanying Notes to the Consolidated Financial Statements

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
Holdings Co was originally incorporated in Delaware on April 25, 2016 as GSAH, a special purpose acquisition company which consummated its initial public offering (the “IPO”) in June of 2018.
On February 7, 2020 (the “Closing Date”), Vertiv Holdings Co consummated its previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of December 10, 2019 (the “Merger Agreement”), by and among GSAH, Vertiv Holdings, LLC, a Delaware limited liability company (“Vertiv Holdings”), VPE Holdings, LLC, a Delaware limited liability company (the “Vertiv Stockholder”), Crew Merger Sub I LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GSAH (“First Merger Sub”), and Crew Merger Sub II LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of GSAH (“Second Merger Sub”), which continued as the surviving entity and was named “Vertiv Holdings, LLC” (the “Business Combination”).
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
The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. This determination was primarily based on post Business Combination relative voting rights, composition of the governing board, management, and intent of the Business Combination. Under this method of accounting, GSAH was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Vertiv issuing stock for the net assets of GSAH, which primarily consisted of cash held in its trust account, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Business Combination are those of Vertiv.
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

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,227.6	$780.4	$260.6
Restricted cash included in other current assets	4.6	8.2	12.6
Total cash, cash equivalents, and restricted cash	$1,232.2	$788.6	$273.2
Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable are derived from customers located in the U.S. and numerous foreign jurisdictions. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company establishes an allowance for credit losses on receivable based on historical experience, current and expected future market conditions, and any specific customer collection issues that the Company has identified. Write-offs are recorded against the allowance for credit losses when all reasonable efforts for collection have been exhausted.
The change in allowance for credit losses is as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$29.1	$18.4	$14.1
Provision charged to expense	1.6	11.3	5.6
Deductions	(8.3)	(0.6)	(1.3)
Ending balance	$22.4	$29.1	$18.4
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
The following are the components of inventory:

	December 31, 2024	December 31, 2023
Inventories
Finished products	$400.8	$261.6
Raw materials	564.7	484.3
Work in process	278.9	138.4
Total inventories	$1,244.4	$884.3
The change in inventory obsolescence is as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$59.0	$56.0	$56.2
Provision charged to expense	46.7	28.8	30.1
Write-offs and other	(31.9)	(25.8)	(30.3)
Ending balance	$73.8	$59.0	$56.0
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
Following are the components of property, plant and equipment:

	December 31, 2024	December 31, 2023
Property, plant and equipment, net(1)
Machinery and equipment	$570.1	$479.7
Buildings	362.1	343.6
Land	39.4	41.3
Construction in progress	87.5	67.5
Property, plant and equipment, at cost	1,059.1	932.1
Less: Accumulated depreciation	(434.0)	(372.0)
Property, plant and equipment, net	$625.1	$560.1
(1)    Property, plant and equipment, net in the United States was $148.8 and $142.4 as of December 31, 2024 and 2023, respectively.
Goodwill
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. The Company conducts annual impairment tests of goodwill in the fourth quarter or more frequently if events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. The Company may assess goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of the reporting unit is greater than it’s carrying value. If an initial qualitative assessment indicates it is more likely than not goodwill may be impaired, a quantitative impairment analysis is performed to evaluate the reporting unit’s estimated fair value compared to its carrying value. If its carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying value exceeds the fair value of the reporting unit. Estimated fair values of the reporting unit are Level 3 measures and are developed using a weighting of the discounted cash flow approach, the comparable public company approach and the comparable acquisition approach. The Company performed our annual goodwill impairment using the qualitative approach for each reporting unit for the year ended December 31, 2024 and no impairment charges were reported, see “Note 5 – Goodwill and Other Intangibles” for additional information.
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

Other indefinite-lived intangible asset
Indefinite lived intangible assets consist of a trademark which is also evaluated annually in the fourth quarter for impairment or upon the occurrence of a triggering event. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the asset is written down to its fair value and the amount of the write down is the impairment charge. When a quantitative analysis is performed, the Company tests these assets using a “relief-from-royalty” valuation method to determine the fair value. Significant assumptions inherent in the valuation methodologies include, but are not limited to, future projected business results, growth rates, the discount rate for a market participant, and royalty rates. Similar to its annual assessment for goodwill, the Company performed a qualitative test for impairment in the current year resulting in no impairment charges for the year ended December 31, 2024.
Product Warranties
Warranties generally extend for one to two years from the date of sale. Provisions for warranty are determined primarily based on historical warranty cost as a percentage of sales, adjusted for specific issues that may arise.
Product warranty expense is approximately one percent of product sales and the product warranty accrual is reflected in "Accrued expenses and other liabilities" on the Consolidated Balance Sheets.
The change in product warranty accrual is as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$26.1	$25.6	$30.0
Provision charge to expense	25.7	22.7	16.0
Paid/utilized	(24.3)	(22.2)	(20.4)
Ending balance	$27.5	$26.1	$25.6
Private Placement Warrants
Simultaneously with the closing of the IPO of GSAH in June 2018 (prior to the Business Combination in 2020), GSAH closed the private placement of an aggregate of 10,533,333 warrants, each exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”), initially issued to GS DC Sponsor I LLC, a Delaware limited liability company.
On February 24, 2023, 5,266,666 warrants were exercised on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. On December 6, 2024, 5,266,667 warrants were exercised on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. As of December 31, 2024, there are no outstanding Private Placement Warrants.
The Warrants were classified as a liability at fair value on the Company’s Consolidated Balance Sheet at December 31, 2023 and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s Consolidated Statements of Earnings (Loss). The Warrants are deemed equity instruments for income tax purposes. The Private Placement Warrants were valued using a Black-Scholes-Merton pricing model as described in “Note 12 - Financial Instruments and Risk Management” to the Consolidated Financial Statements.
Derivative Instruments and Hedging Activities
In the normal course of business, the Company is exposed to changes in interest rates, foreign currency exchange rates and commodity prices due to its worldwide presence, business profile and long-term debt agreements. The Company’s foreign currency exposures relate to transactions denominated in currencies that differ from the functional currencies of its subsidiaries. Primary commodity exposures are price fluctuations on forecasted purchases of copper and aluminum and related products. As part of the Company’s risk management strategy, derivative instruments can be selectively used in an effort to minimize the impact of these exposures. All derivatives are associated with specific underlying exposures and the Company does not hold derivatives for trading or speculative purposes. The duration of hedge positions is generally less than one year.

All derivatives are accounted for under ASC 815, Derivatives and Hedging, and recognized at fair value as assets or liabilities in the Consolidated Balance Sheets. For derivatives hedging variability in future cash flows, the gain or loss is deferred in equity as a component of accumulated other comprehensive (loss) income and recognized when the underlying transaction impacts earnings. For derivatives hedging the fair value of existing assets or liabilities, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in earnings each period. The Company also uses derivatives to hedge economic exposures that are not designated as accounting hedges under ASC 815. The underlying exposures for these hedges relate primarily to the revaluation of certain foreign-currency denominated assets and liabilities. Gains or losses of these economic hedges, as well as any gains or losses on derivative instruments not designated as hedges, are recognized in the Consolidated Statements of Earnings (Loss) immediately.
The Company may enter into net investment hedges of their foreign subsidiaries. The Company utilizes intercompany foreign currency denominated debt to hedge its investment in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in the Consolidated Statements of Shareholders’ Equity (Deficit) in the foreign currency translation adjustment of “Foreign currency (gain) loss, net” which offsets the translation adjustments on the underlying net assets of foreign subsidiaries also recorded in “Other Comprehensive income (loss), net of tax”.
The Company designated certain interest rate swaps with a notional amount of $1,000.0 as cash flow hedges until maturity, which corresponds with the maturity of the Term Loan Credit Agreement in 2027. The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. The interest rate swaps are valued using the secured overnight financing rate ("SOFR") yield curves at the reporting date and are classified in Level 2. Counterparties to these contracts are highly rated financial institutions. At December 31, 2024 and 2023 interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0, of SOFR based floating rate debt for fixed rate debt. See “Note 12 – Financial instruments and Risk Management” for additional information.
The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market, as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are deferred through other comprehensive income. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure affects earnings. At December 31, 2024, we have derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $129.0. See “Note 12 – Financial Instruments and Risk Management” for additional information.
The Company enters into derivative instruments designed to hedge anticipated purchases of aluminum and copper. As of December 31, 2024, we have hedged notional amounts of 10,730.0 and 7,330.0 metric tons, respectively. The Company values these instruments using broker quotations, market transactions or option pricing model based on observable market inputs, as such, these derivative instruments are classified in Level 2. See “Note 12 – Financial Instruments and Risk Management” for additional information.
As of December 31, 2024 and 2023 there are some currency hedges not designated in hedge accounting relationships. Accordingly, the Company recognized mark-to-market gains (losses) of $(2.5), $(0.8), and $0.4 for the years ended December 31, 2024, 2023, and 2022, respectively, within “Other operating expense (income)” in the Consolidated Statements of Earnings (Loss). The fair values of the outstanding risk management derivatives were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts.
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
As of December 31, 2024 and 2023, the Company has provided for U.S. federal income taxes, foreign withholding and other taxes on outside basis differences in certain foreign subsidiaries that are not indefinitely reinvested. Certain earnings of foreign affiliates continue to be indefinitely reinvested, but determining the impact was not practicable due to interaction with other tax laws and regulations in the year of inclusion.
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
Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07: Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. This ASU provides amendments by requiring disclosure of incremental segment information on an annual and interim basis. The amendments are effective in fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has expanded our current segment information in accordance with this standard, refer to "Note 14 - Segment Information".
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
In November 2024, the FASB issues ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU provides amendments that require entities to disclose additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The amendments are effective in fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its Consolidated Financial Statements.
(2) ACQUISITION
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
Products
The Company identifies delivery of products as performance obligations. Such products include AC and DC power management, thermal management, low/medium voltage switchgear, busbar, integrated modular solutions, hardware for managing IT equipment, racks, rack power, rack power distribution, rack thermal systems, and configurable integrated solutions. The Company generally satisfies these performance obligations and recognizes revenue for these products at a point in time when control has transferred to the customer. The transfer of control generally occurs when the product has been shipped or delivery has occurred, depending on shipping terms.
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
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Year Ended December 31, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$3,579.1	$1,248.5	$1,417.6	$6,245.2
Services & spares	921.5	469.3	375.8	1,766.6
Total	$4,500.6	$1,717.8	$1,793.4	$8,011.8

Timing of revenue recognition:
Products and services transferred at a point in time	$3,474.6	$1,252.1	$1,021.6	$5,748.3
Products and services transferred over time	1,026.0	465.7	771.8	2,263.5
Total	$4,500.6	$1,717.8	$1,793.4	$8,011.8

	Year Ended December 31, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$3,021.2	$1,098.1	$1,151.9	$5,271.2
Services & spares	823.3	429.7	339.0	1,592.0
Total	$3,844.5	$1,527.8	$1,490.9	$6,863.2

Timing of revenue recognition:
Products and services transferred at a point in time	$2,932.3	$1,163.9	$942.4	$5,038.6
Products and services transferred over time	912.2	363.9	548.5	1,824.6
Total	$3,844.5	$1,527.8	$1,490.9	$6,863.2

	Year Ended December 31, 2022
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$1,974.0	$1,159.6	$1,077.3	$4,210.9
Services & spares	754.6	441.7	284.3	1,480.6
Total	$2,728.6	$1,601.3	$1,361.6	$5,691.5

Timing of revenue recognition:
Products and services transferred at a point in time	$1,925.0	$1,242.6	$985.7	$4,153.3
Products and services transferred over time	803.6	358.7	375.9	1,538.2
Total	$2,728.6	$1,601.3	$1,361.6	$5,691.5
The opening and closing balances of current and long-term deferred revenue are as follows:

	Balances at December 31, 2024	Balances at December 31, 2023
Deferred revenue - current	$1,063.3	$638.9
Deferred revenue - noncurrent (1)	91.3	61.8
(1) Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize revenue of $43.5, $26.6 and $21.2 in the years ending December 31, 2026, 2027, and thereafter, respectively.
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
Restructuring costs by business segment were as follows:

	December 31, 2024(1)	December 31, 2023	December 31, 2022
Americas	$(7.3)	$6.0	$1.9
Asia Pacific	1.2	14.1	(1.7)
Europe, Middle East & Africa	14.1	3.7	0.7
Corporate	(2.7)	4.8	(0.2)
Total	$5.3	$28.6	$0.7
(1)    During the year ended December 31, 2024 restructuring reserves were adjusted due to new restructuring activities in Europe, Middle East & Africa and slightly offset by a change in restructuring plans previously recorded in Americas.

The Company has an on-going multi-year restructuring program to align its cost structure to support margin expansion targets. The program includes workforce reductions and footprint optimization across all segments. The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Consolidated Balance Sheets. As of December 31, 2024, the non-current liability for estimated restructuring costs primarily decreased by $6.5 due to a change in restructuring plans.

The change in the current liability for restructuring costs for the year ended December 31, 2024 were as follows:

	December 31, 2023	Paid/Utilized	Expense	December 31, 2024
Severance and benefits	$25.1	$(12.8)	$(2.0)	$10.3
Plant closing and other	0.1	(13.8)	13.8	0.1
Total	$25.2	$(26.6)	$11.8	$10.4

The change in the current liability for restructuring costs for the year ended December 31, 2023 were as follows:

	December 31, 2022	Paid/Utilized	Expense	December 31, 2023
Severance and benefits	$15.3	$(17.2)	$27.0	$25.1
Plant closing and other	0.1	(1.6)	1.6	0.1
Total	$15.4	$(18.8)	$28.6	$25.2
(5) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by segment follows:

	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Balance, December 31, 2022	$634.3	$47.1	$603.3	$1,284.7
Acquisition/Divestiture(1)	—	—	24.5	24.5
Foreign currency translation and other	1.0	(0.7)	20.8	21.1
Balance, December 31, 2023	$635.3	$46.4	$648.6	$1,330.3
Acquisition(2)	—	8.7	—	8.7
Foreign currency translation and other	(1.6)	(1.2)	(15.1)	(17.9)
Balance, December 31, 2024	$633.7	$53.9	$633.5	$1,321.1
(1)    Represents the goodwill acquired in December 2023 related to CoolTera Ltd., refer to "Note 2 - Acquisition" for additional information, offset by the write-off of goodwill associated with the disposition of a technical furniture business.
(2)    Represents the goodwill acquired through an acquisition in December 2024.
The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

As of December 31, 2024	Gross	Accumulated Amortization	Net
Customer relationships	$1,740.1	$(829.6)	$910.5
Developed technology	492.3	(302.9)	189.4
Capitalized software	121.0	(86.9)	34.1
Trademarks	96.9	(41.7)	55.2
Other	43.7	(36.9)	6.8
Total finite-lived identifiable intangible assets	$2,494.0	$(1,298.0)	$1,196.0
Indefinite-lived trademarks	291.1	—	291.1
Total intangible assets	$2,785.1	$(1,298.0)	$1,487.1

As of December 31, 2023	Gross	Accumulated Amortization	Net
Customer relationships	$1,768.6	$(710.7)	$1,057.9
Developed technology	494.3	(261.2)	233.1
Capitalized software	111.2	(82.6)	28.6
Trademarks	88.9	(35.9)	53.0
Other	45.5	(37.3)	8.2
Total finite-lived identifiable intangible assets	$2,508.5	$(1,127.7)	$1,380.8
Indefinite-lived trademarks	292.1	—	292.1
Total intangible assets	$2,800.6	$(1,127.7)	$1,672.9

Total intangible asset amortization expense for the years ended December 31, 2024, 2023 and 2022 was $195.4, $196.7, and $230.4, respectively.
Based on intangible asset balances as of December 31, 2024, expected amortization expense is as follows:

2025	2026	2027	2028	2029
$200.3	$190.2	$157.7	$145.6	$94.5
Annual Goodwill Impairment Analysis
The Company performed a qualitative impairment test for all of its reporting units during the fourth quarter of 2024. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of each reporting unit exceeded their carrying value and, therefore, our goodwill was not impaired as of December 31, 2024.
(6) DEBT

Long-term debt, net of current portion, consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Term Loan due 2027 at 6.19% and 7.97% at December 31, 2024 and 2023, respectively	$2,097.0	$2,118.1
Senior Secured Notes due 2028 at 4.125% at both December 31, 2024 and 2023, respectively	850.0	850.0
Unamortized discount and issuance costs	(18.8)	(27.2)
	2,928.2	2,940.9
Less: Current Portion	(21.0)	(21.8)
Total long-term debt, net of current portion	$2,907.2	$2,919.1

Contractual maturities of the Company’s debt obligations as of December 31, 2024 are shown below:

2025	$21.0
2026	21.0
2027	2,055.0
2028	850.0
2029	—
Total	$2,947.0
Term Loan Due 2027
Subject to certain conditions and without consent of the then-existing Term Lenders (but subject to the receipt of commitments), Vertiv Group Corporation (the "Borrower"), a wholly-owned subsidiary of Vertiv Holdings Co ("Holdings Co"), may incur additional loans under the Term Loan Credit Agreement (as an increase to the Term Loan or as one or more new tranches of term loans) (“Incremental Term Loans”) in an aggregate principal amount of up to the sum of (a) the greater of $325.0 and 60.0% of Consolidated EBITDA (as defined in the Term Loan Credit Agreement), plus (b) an amount equal to the sum of all voluntary prepayments, repurchases and redemptions of pari passu term loans borrowed under the Term Loan Credit Agreement and of certain other pari passu indebtedness incurred outside the Term Loan Credit Agreement utilizing capacity that would otherwise be available for Incremental Term Loans, in each case, to the extent not financed with the incurrence of certain additional long-term indebtedness, plus (c) an unlimited amount, so long as on a pro forma basis, (i) with respect to indebtedness secured by the Collateral (as defined below) on a pari passu basis with the Term Loan, the Consolidated First Lien Net Leverage Ratio (as defined in the Term Loan Credit Agreement) would not exceed 3.75:1.00 and (ii) with respect to indebtedness incurred outside of the Term Loan Credit Agreement and secured by the Collateral on a junior basis with the Term Loan or that is unsecured, the Consolidated Total Net Leverage Ratio (as defined in the Term Loan Credit Agreement) would not exceed either (A) 5.25:1.00 or (B) if such indebtedness is incurred in connection with a permitted acquisition or other permitted investment, the Consolidated Total Net Leverage Ratio in effect immediately prior to the consummation of such transaction (the amounts referred to in clauses (a), (b) and (c), collectively, the “Incremental Amount”). Subject to certain conditions, the Borrower may incur additional indebtedness outside of the Term Loan Credit Agreement using the then-available Incremental Amount in lieu of Incremental Term Loans.
The Term Loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the initial principal amount, which amortization payments commenced on June 30, 2020. Prior to the amendments discussed below, the interest rate applicable to the Term Loan was, at the Borrower’s option, either (a) the base rate (which is the highest of (i)

the prime rate of Citibank, N.A. on such day, (ii) the greater of the then-current (A) federal funds rate set by the Federal Reserve Bank of New York and (B) rate comprised of both overnight federal funds and overnight LIBOR, in each case, plus 0.50%, (iii) LIBOR for a one month interest period, plus 1.00% and (iv) 1.00%), plus 2.00% or (b) one-, three- or six-month LIBOR or, if agreed by all Term Lenders, 12-month LIBOR or, if agreed to by the Term Agent, any shorter period (selected at the option of the Borrower), plus 3.00%. Additionally, concurrent with entering into the Term Loan Credit Agreement, Vertiv Group entered into interest rate swap agreements with a notional amount of $1,000.0. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. The borrowing rate of the Term Loan as of December 31, 2024 and 2023 was 6.19% and 7.97%, respectively.
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
On June 13, 2024, pursuant to Amendment No. 4, among other modifications, the interest rate margin for the Borrower’s outstanding term loans under the Credit Agreement was reduced by 0.50%, to 2.00% in respect of term loans bearing interest based on the Term SOFR rate and to 1.00% in respect of term loans bearing interest based on the base rate described above. Additionally, pursuant to Amendment No. 4, the Term SOFR adjustments for all interest periods were removed, reducing the interest rate on term loans bearing interest based on the Term SOFR rate (a) for an interest period of one month by 0.11448%, (b) for an interest period of three months by 0.26161%, (c) for an interest period of six months by 0.42826%, and (d) for an interest period of twelve months by 0.71513%. The maturity date for such term loans remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged. The Company recognized a loss on the extinguishment of debt of $1.1 related to the interest rate reduction for the year ended December 31, 2024.

On December 13, 2024, pursuant to Amendment No. 5, among other modifications, the interest rate margin for the Borrower’s outstanding term loans under the Credit Agreement was reduced by 0.25%, to 1.75% in respect of term loans bearing interest based on the Term SOFR rate and to 0.75% in respect of term loans bearing interest based on a base rate defined in the Credit Agreement. The maturity date for such term loans remains March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged. The Company recognized a loss on the extinguishment of debt of $1.3 related to the interest rate decrease for the year ended December 31, 2024.
ABL Revolving Credit Facility
On March 2, 2020, the Company entered into the Fifth Amendment to its ABL Revolving Credit Agreement, which extended the maturity of, and made certain other modifications to, the ABL Revolving Credit Agreement, by and among Holdings Co, the Borrower, certain subsidiaries of the Borrower, as co-borrowers (the “Co-Borrowers”), various financial institutions from time to time party thereto, as lenders (the “ABL Lenders”), the ABL Agent and certain other institutions from time to time party thereto as collateral agents and letter of credit issuers. The revolving facility provided by the ABL Revolving Credit Agreement (the "ABL Revolving Credit Facility") is available to the Borrower and the Co-Borrowers and provides for, prior to the amendments discussed below, revolving loans in various currencies and under U.S. and foreign subfacilities, in an aggregate amount up to $570.0 with a letter of credit subfacility of $200.0 and a swingline subfacility of $75.0, in each case, subject to various borrowing bases. Borrowings under the ABL Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, certain eligible inventory and certain unrestricted cash, minus the amount of any applicable reserves.
Prior to the amendments discussed below and subject to certain conditions and without the consent of the then-existing ABL Lenders (but subject to the receipt of commitments), commitments under the ABL Revolving Credit Facility may be increased to up to $600.0. Prior to the amendments discussed below, the maturity date of the ABL Revolving Credit Facility was March 2, 2025.
On September 20, 2022, Holdings Co, the Borrower and certain subsidiaries entered into Amendment No. 6 (“Sixth Amendment”) and Amendment No. 7 (“Seventh Amendment”) to the ABL Revolving Credit Facility. Among other modifications, the Sixth Amendment converted the interest rate benchmark for currently outstanding and future revolving loans based on LIBOR to SOFR, with a 10 basis point credit spread adjustment for all available tenors, EURIBOR, and SONIA, as applicable. Under the Seventh Amendment, the U.S. revolving loan commitments under the U.S. tranche was increased by $115.0 to a total loan commitment of $570.0 under the ABL Revolving Credit Facility. All other material provisions of the ABL Revolving Credit Facility were unchanged, including the March 2, 2025 maturity date. Prior to the Sixth Amendment, the interest rate benchmark was LIBOR.
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
The ABL Revolving Credit Facility contains customary representations and warranties, affirmative, reporting (including as to borrowing base-related matters) and negative covenants, and events of default. The negative covenants include, among other things, restrictions on (subject to certain exceptions) our ability to incur additional indebtedness; pay dividends or other payments on capital stock; guarantee other obligations; grant liens on assets; make loans, acquisitions or other investments; transfer or dispose of assets; make optional payments of, or otherwise modify, certain debt instruments; engage in transactions with affiliates; amend organizational documents; engage in mergers or consolidations; enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its restricted subsidiaries; and designate our subsidiaries as unrestricted subsidiaries. Additionally, the activities which may be carried out by Holdings Co are subject to limitations. In addition, ABL Revolving Credit Facility requires the maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Revolving Credit Facility) on any date when Global Availability (as defined in the ABL Revolving Credit Facility) is less than the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 of at least 1.00 to 1.00, tested for the four fiscal quarter period ended on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Global Availability has exceeded the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 for 30 consecutive calendar days. The Global Availability of the ABL Revolving Credit Facility exceeds the minimum requirements for covenant compliance at December 31, 2024.
On February 16, 2024, Holdings Co, the Borrower, and certain subsidiaries entered into Amendment No. 8 (the “Eighth Amendment”), which, among other modifications, extended the maturity date of the ABL Revolving Credit Facility to be five years from the date of the Eighth Amendment (subject to an earlier springing maturity date if certain other indebtedness for borrowed money matures earlier), increased the revolving loan commitments tranche by $30.0 to a total loan commitment of $600.0 under the ABL Revolving Credit Facility, modified certain borrowing base reporting requirements and removes the French tranche and the FILO tranches from the ABL Revolving Credit Facility.
On November 12, 2024, Holdings Co, the Borrower, and certain subsidiaries entered into Amendment No. 9 (the “Ninth Amendment”), which, among other modifications, increased the U.S. tranche of the ABL Revolving Credit Facility by $200.0 to a total loan commitment under such tranche of $737.0, and the swingline commitment from $100.0 to $125.0 under the ABL Revolving Credit Agreement (including for borrowing base reporting requirements). The Ninth Amendment also allows for an increase of the ABL revolving commitments under any subfacility in an aggregate amount of up to $200.0, subject to lender commitments and the satisfaction of certain other conditions. No changes were made to non-U.S. tranches. Additionally, the Ninth Amendment amended the inspection and credit appraisal rights of the Administrative Agent under the ABL Revolving Credit Agreement.

At December 31, 2024, there was $784.9 of availability under the ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $15.1, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At both December 31, 2024 and December 31, 2023, there was no outstanding balance on the ABL Revolving Credit Facility.
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
Refer to the below table for a summary of operating lease expenses:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$67.1	$63.7
Short-term and variable lease cost	35.8	28.8
Total lease cost	$102.9	$92.5
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$66.4	$62.7
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$82.5	$72.1

Supplemental balance sheet information related to operating leases is as follows:

	Balance Sheet Location	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	Other assets	$202.1	$173.5

Operating lease liabilities	Accrued expenses and other liabilities	$45.7	$42.9
Operating lease liabilities	Long-term lease liabilities	166.7	141.0
Total lease liabilities		$212.4	$183.9

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	6.4 years	6.8 years
Weighted average discount rate	9.2%	8.4%
Maturities of lease liabilities at December 31, 2024 are as follows:

December 31, 2024
Operating Leases
2025	$63.2
2026	51.2
2027	41.9
2028	33.3
2029	23.3
Thereafter	72.1
Total Lease Payments	285.0
Less: Imputed Interest	(72.6)
Present value of lease liabilities	$212.4
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
Net periodic pension expense and projected benefit obligations for the Company’s U.S. defined benefit plans are not significant for disclosure. Total defined contribution plan expense for the Company’s U.S. plans was $14.4, $14.9, and $11.9 for the years ended December 31, 2024, 2023, and 2022, respectively.
Retirement plan expense for our non-U.S. plans includes the following components:

	Non-U.S. Plans
	December 31, 2024	December 31, 2023	December 31, 2022
Company defined benefit plans:
Service cost	$3.1	$2.9	$2.9
Interest cost	3.8	3.6	2.4
Expected return on plan assets	(0.7)	(0.9)	(0.7)
Net amortization	(0.2)	(0.4)	0.3
Net periodic pension expense	6.0	5.2	4.9
Settlement	0.7	1.2	(0.1)
Defined contribution plans	1.7	2.4	2.6
Total	$8.4	$8.8	$7.4

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for our non-U.S. defined benefit pension plans follow:

	Non-U.S. Plans
	December 31, 2024	December 31, 2023
Projected benefit obligation, beginning	$76.9	$67.9
Service cost	3.1	2.9
Interest cost	3.8	3.6
Actuarial (gain) loss	4.6	6.3
Benefits paid	(3.4)	(2.7)
Participant contributions	0.2	0.2
Settlements	(2.8)	(5.7)
Foreign currency translation and other	(6.7)	4.4
Projected benefit obligation, ending	$75.7	$76.9
Fair value of plan assets, beginning	14.7	14.7
Actual return on plan assets	0.8	0.8
Employer contributions	4.9	6.3
Participants’ contributions	0.2	0.2
Benefits paid	(3.4)	(2.7)
Settlements	(2.8)	(5.7)
Foreign currency translation and other	(0.4)	1.1
Fair value of plan assets, ending	$14.0	$14.7
Net amount recognized in the balance sheet	$(61.7)	$(62.2)
Amounts recognized in the balance sheet:
Noncurrent asset	$0.4	$0.5
Current liability	(3.1)	(3.3)
Noncurrent liability	(59.0)	(59.4)
Net amount recognized in the balance sheet	$(61.7)	$(62.2)
Pretax accumulated other comprehensive (income) loss	$4.8	$1.6
As of December 31, 2024, non-U.S. plans were net underfunded by $61.7, inclusive of unfunded plans totaling $62.1 and an insignificant amount of overfunded non-U.S. plans. As of the plans’ December 31, 2024 and 2023 respective measurement dates, the total accumulated benefit obligation in in excess of plan assets were as follows:

	December 31, 2024	December 31, 2023
Projected benefit obligation	$73.4	$65.8
Accumulated benefit obligation	62.4	55.6
Fair value of plan assets	11.3	3.0
Future expected benefit payments are as follows:

Non-U.S. Plans
2025	$4.5
2026	4.2
2027	5.1
2028	4.9
2029	6.4
2030 through 2034	36.2
Total future expected benefit payments	$61.3
The Company expects to contribute approximately $1.2 to its retirement plans in 2025. Company's defined benefit pension plan expense for 2025 is expected to be approximately $7.3, versus $6.0 in 2024.

The weighted-average assumptions used in the valuation of pension benefits are as follows:

	Non-U.S. Plans
	December 31, 2024	December 31, 2023
Net pension expense
Discount rate	5.41%	5.29%
Expected return on plan assets	5.49%	5.76%
Rate of compensation increase	4.25%	4.03%
Benefit obligations
Discount rate	5.27%	5.41%
Rate of compensation increase	4.27%	4.25%
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
The Company’s non-U.S. Plan asset allocations at December 31, 2024 and 2023 follow:

	Non-U.S. Plans
	December 31, 2024	December 31, 2023
Debt securities	20%	23%
Insurance arrangements	22%	20%
Other	58%	57%
Total	100%	100%
The Company did not have any U.S Plan assets at December 31, 2024 or 2023.
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
The fair values of defined benefit plan assets, organized by asset class and by the fair value hierarchy of ASC 820 as outlined in “Note 1 - Summary of Significant Accounting Policies” follow:

	Level 1	Level 2	Level 3	Total	Percentage
December 31, 2024
Debt securities	$—	$2.8	$—	$2.8	20%
Insurance arrangements	—	—	3.1	3.1	22%
Other	—	—	8.1	8.1	58%
Total	$—	$2.8	$11.2	$14.0	100%
December 31, 2023
Debt securities	$—	$3.4	$—	$3.4	23%
Insurance arrangements	—	—	3.0	3.0	20%
Other	—	—	8.3	8.3	57%
Total	$—	$3.4	$11.3	$14.7	100%

Asset Classes
Debt securities represents investment-grade corporate and government bonds of issuers primarily outside the U.S. Insurance arrangements are primarily invested in bonds by the issuer and typically ensure no market losses or provide for a small minimum return guarantee. Other includes cash and general funds that invest primarily in equities, bank deposits and bonds with a guaranteed rate of return.
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
Details of the changes in value for Level 3 assets are as follows:

	2024	2023
Level 3, beginning balance January 1,	$11.3	$2.8
Gains (losses) on assets held	(0.2)	3.3
Purchases, sales and settlements, net	0.1	5.2
Level 3, ending balance December 31,	$11.2	$11.3
(9) INCOME TAXES
The Company's effective tax rate was 35.2%, 13.8%, and 54.1%, for the years ended December 31, 2024, 2023, and 2022, respectively. The effective rate in 2024 was primarily influenced by changes in tax incentives, offset by the net change in valuation allowance and the non-tax deductibility of the change in fair value of warrant liabilities. The effective rate in 2023 was primarily influenced by the net valuation allowance release offset by the non-tax deductibility of the change in fair value of warrant liabilities. The effective rate in 2022 was primarily influenced by the mix of income between the Company’s U.S. and non-U.S. operations, favorable tax rates and incentives in non-U.S. jurisdictions, taxes accrued on unremitted earnings, withholding taxes on cross-border payments, changes in valuation allowance for U.S. federal and state and non-US purposes, the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (“the Act”), the change in fair value of warrant liabilities, and changes in reserves for uncertain tax positions.
The GILTI provisions of the Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.
Earnings (loss) before income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2024	2023	2022
U.S.	$189.5	$49.1	$(83.0)
Non-U.S.(1)	575.9	484.6	250.0
Total earnings (loss) before income taxes	$765.4	$533.7	$167.0
(1)Certain of the Company’s Non-U.S. entities generate significant losses for which a valuation allowance is provided for and accordingly do not create a tax benefit.

The principal components of income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$66.7	$45.5	$1.2
State and local	21.8	16.9	3.4
Non-U.S.	235.5	142.5	94.4
Deferred:
Federal	(6.0)	(94.0)	4.3
State and local	(0.4)	(23.5)	(1.5)
Non-U.S.	(48.0)	(13.9)	(11.4)
Income tax expense (benefit)	$269.6	$73.5	$90.4
Reconciliation of U.S. federal statutory taxes to the Company’s total income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2024	2023	2022
Taxes at U.S. statutory rate (21%)	$160.8	$112.1	$35.1
State and local taxes, net of federal tax benefit	19.4	13.5	(0.5)
Non-U.S. rate differential	23.6	6.1	14.2
Non-U.S. tax holidays and incentives	(682.1)	(13.1)	(0.7)
Uncertain tax positions	13.7	5.7	7.5
U.S. tax impact of non-U.S. operations	(2.2)	10.0	6.5
Change in valuation allowances	633.4	(100.5)	33.6
Taxes on undistributed foreign earnings and withholding/dividend taxes	26.1	13.2	17.1
Foreign derived intangible income	(8.9)	(3.0)	(1.1)
Research and development deduction/credit	(9.7)	(15.0)	(11.9)
Impact of non-tax litigation and other settlements	—	5.5	—
Change in fair value of warrant liabilities	94.3	33.2	(19.1)
Other permanent differences	4.0	1.0	(1.3)
Impact of rate changes in non-U.S. jurisdictions	—	1.4	8.9
Impact of transaction costs	—	—	(0.4)
Capital loss expiration	12.2	—	—
Equity and non-deductible compensation	(23.2)	1.0	2.1
Other(1)	8.2	2.4	0.4
Total income tax expense (benefit)	$269.6	$73.5	$90.4
(1)Represents several adjustments, none of which are significant for separate disclosure.
The Company has tax holiday agreements in place in China, which expire in between 2024 and 2025. It is the Company’s intention to reapply for these holidays as they expire. We anticipate that we will continue to qualify for these holidays, but we will assess based on business conditions at the time of renewal.
As of December 31, 2024 and 2023, the Company has recognized $33.2 and $39.0, respectively, of net deferred income tax liabilities for U.S. income taxes, non-U.S. income taxes and foreign withholding taxes on outside basis differences for certain foreign subsidiaries with earnings that are not indefinitely reinvested.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating losses and capital losses	$44.7	$60.8
Capitalized research expenditures	106.8	105.7
Accrued liabilities	49.2	44.8
Employee compensation and benefits	20.3	23.3
Pensions	13.1	14.8
Business interest deduction limitation	70.1	88.7
Inventory	47.6	29.8
Research and development credit carryforward	0.3	4.4
Lease liability	26.1	22.5
Bad debts	8.1	9.2
Intangibles	99.4	22.6
Foreign tax credit carryforward	26.2	26.8
Non-U.S. tax credits	658.9	—
Other	5.5	6.3
Total deferred tax assets, before valuation allowances	$1,176.3	$459.7
Valuation allowances	$(733.8)	$(146.8)
Deferred tax assets, net of valuation allowances	$442.5	$312.9
Deferred tax liabilities
Intangibles and goodwill	(179.9)	(198.4)
Undistributed foreign earnings	(33.2)	(39.0)
Property, plant & equipment	(21.2)	(27.0)
Debt issuance costs	(19.1)	(24.6)
Lease right-of-use asset	(24.4)	(20.2)
Deferred gain	(99.6)	—
Other	(2.1)	(3.3)
Total deferred tax liabilities	$(379.5)	$(312.5)
Net deferred income tax assets	$63.0	$0.4
At December 31, 2023, the Company had utilized all available federal net operating losses. At December 31, 2024, the gross amount of the Company’s state net operating losses was $338.7, expiring at various times between 2025 and 2042 with some losses having an unlimited carryforward period. At December 31, 2024, the Company had $31.1 other federal tax credit carryforwards expiring between 2027 and 2038. At December 31, 2024, the Company had other immaterial state tax credit carryforwards expiring between 2029 and 2038.
The use of certain U.S. tax attributes as of December 31, 2024 is subject to an annual limitation due to the change in ownership of our stock in February 2020 as described in “Note 1 - Summary of Significant Accounting Policies”. There can be no assurance that trading in our shares will not affect another change in ownership under the Internal Revenue Code which could impose an additional limit on the use of our tax attributes.
At December 31, 2024, the Company’s foreign net operating losses that are available to offset future taxable income were $180.7. These foreign loss carryforwards will expire at various times beginning in 2025 with some losses having an unlimited carryforward period.
At December 31, 2024, the Company’s foreign capital loss carryforwards were $16.9. These foreign capital loss carryforwards have an unlimited carryforward period.
At December 31, 2024, the Company has non-U.S. tax credits generated in 2024 as a result of an internal restructuring within the Europe, Middle East & Africa region in the amount of $658.9 that are available until 2034.
Pursuant to the terms of the separation, Emerson agreed to indemnify the Company for all U.S. federal, state or local income taxes, as well as non-U.S. income taxes, that are attributable to any period prior to the separation. An indemnification receivable of $7.0 has been recorded in noncurrent other assets for the uncertain tax positions related to periods prior to the separation. The impact on the Company’s tax expense for changes in uncertain tax positions for periods prior to the separation (discussed below) will be offset by the Emerson indemnification, resulting in no net effect on the Company’s net income.

Following are changes in unrecognized tax benefits before considering recoverability of cross-jurisdictional tax credits (federal, state, and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next 12 months.

	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$102.5	$97.0	$98.6
Additions for the current year tax positions	83.2	20.6	11.9
Additions for prior year tax positions	0.4	5.8	—
Reductions for prior year tax positions	(24.4)	(0.5)	(11.9)
Reductions for settlements with tax authorities	—	(4.1)	—
Reductions for expirations of statute of limitations	(12.6)	(16.3)	(1.6)
Ending balance	$149.1	$102.5	$97.0
The total amount of net unrecognized tax benefits that would affect income tax expense, if recognized in the Consolidated Financial Statements, is $106.8. In addition, an adjustment of $8.0 would result to other expense for reversal of the indemnification receivable. The Company accrues interest and penalties related to income taxes in income tax expense. As of December 31, 2024, 2023, and 2022, total accrued interest and penalties were $19.2, $19.0, and $18.0, respectively.
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
The change in the income tax valuation allowance is as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$146.8	$250.4	$241.6
Additions (reductions) charged to expense	633.4	(100.4)	33.6
Reductions charged to other accounts	(46.4)	(3.2)	(24.8)
Ending balance	$733.8	$146.8	$250.4
For the year ended December 31, 2024, the Company recorded a net valuation allowance change primarily related establishment of a valuation allowance on certain non-US tax credits that was partially offset by a valuation allowance release related to certain U.S. federal foreign tax credits and certain non-US tax losses. Of the total $587.0 total movement, $633.4 was charged to income tax expense, with the remaining $46.4 reduction related to foreign currency translation recorded through Other Comprehensive Income. For the year ended December 31, 2023, the Company recorded a valuation allowance release of $103.4 primarily related to U.S. federal and state jurisdictions. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.
In January 2025, the Organization for Economic Co-operation and Development ("OECD") issued administrative guidance related to Pillar Two Laws which will impact the Company's assessment of the realizability of certain deferred tax assets. The Company expects to have a discrete tax charge of approximately $40.0 in the period the guidance was issued.
(10) RELATED PARTY TRANSACTIONS
Transactions with Affiliates of Advisors
On August 8, 2023 (the “Stock Sale Transaction date”), VPE Holdings, LLC (the “Vertiv Stockholder”), an affiliate of Platinum Equity Advisors, LLC (“Advisors”) completed the sale of 20,000,000 shares of Class A common stock of the Company (the “Stock Sale Transaction”). Subsequent to the Stock Sale Transaction, the Vertiv Stockholder held less than 5% of the outstanding Class A common stock of the Company and as such was no longer considered a related person of the Company for purposes of Item 404 of Regulation S-K by virtue of its ownership in the Company.
The Company has historically purchased and sold goods in the ordinary course of business with affiliates of Advisors. Purchases from the start of 2023 through the Stock Sale Transaction date were $74.1. For the year ended December 31, 2022 purchases were $137.0. Sales from the start of 2023 through the Stock Sale Transaction date were $89.5. For the year ended December 31, 2022 sales were $146.0.

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
(11) OTHER FINANCIAL INFORMATION
Items reported in earnings include the following:

	Year Ended December 31,
	2024	2023	2022
Engineering, research and development expense	352.1	$303.5	$282.0
Depreciation expense	81.6	74.3	72.0
Advertising expense	19.4	20.1	20.6
Items reported in accrued expenses and other liabilities include the following:

	December 31, 2024	December 31, 2023
Accrued payroll and other employee compensation	$147.8	$165.4
Restructuring (see Note 4)	10.4	25.2
Operating lease liabilities (see Note 7)	45.7	42.9
Product warranty (see Note 1)	27.5	26.1
Other	381.2	352.2
Total	$612.6	$611.8
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

Recurring Fair Value Measurements

A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used, are as follows:

		As of December 31, 2024
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$30.3	$—	$30.3	$—
Economic hedges	Other current assets	9.8	—	9.8	—
Interest rate swaps	Other noncurrent assets	33.3	—	33.3	—
Total assets		$73.4	$—	$73.4	$—

Liabilities:
Foreign currency exchange forwards	Accrued expenses and other liabilities	$8.8	$—	$8.8	$—
Total liabilities		$8.8	$—	$8.8	$—

		As of December 31, 2023
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Interest rate swaps	Other current assets	$36.4	$—	$36.4	$—
Interest rate swaps	Other noncurrent assets	44.5	—	44.5	—
Total assets		$80.9	$—	$80.9	$—

Liabilities:
Private warrants	Warrant liabilities	$195.0	$—	$195.0	$—
Total liabilities		$195.0	$—	$195.0	$—
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
The Company uses interest rate swaps to manage the interest rate mix of its total debt portfolio and related overall cost of borrowing. At December 31, 2024 and December 31, 2023, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The Company recognized $41.7, $38.9, and $2.4 in earnings for the years ended December 31, 2024, 2023 and 2022, respectively, within “Interest expense, net” on the Consolidated Statement of Earnings (Loss). At December 31, 2024, the Company expects that approximately $30.3 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive (loss) income into earnings during the next twelve months.
The interest rate swaps are valued using the SOFR yield curves at the reporting date and are classified in Level 2. Counterparties to these contracts are highly rated financial institutions. The fair values of the Company’s interest rate swaps are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. On April 18, 2023, the Company transitioned its interest rate swaps from LIBOR to SOFR effective July 2, 2023. As mentioned previously, the Company transitioned its Term Loan due 2027 to SOFR effective July 1, 2023.

Foreign currency exchange forwards - The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Consolidated Balance Sheets at their fair value. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market, as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. At December 31, 2024, we have derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $129.0. For the year ended December 31, 2024, there was $2.8 realized losses, respectively, associated with the foreign currency exchange swaps within "Cost of sales - products" on the Consolidated Statements of Earnings (Loss).
Economic hedges - At December 31, 2024, we have derivative instruments which hedge our purchases of aluminum and copper with notional amounts of 10,730.0 and 7,330.0 metric tons, respectively. These derivative instruments are treated as economic hedges and for the year ended December 31, 2024, the Company recognized a mark-to-market gain of $0.8 within "Other operating expense (income)" on the Consolidated Statement of Earnings (Loss).

Net Investment hedge — During the years ended December 31, 2024 and 2023, the Company designated certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges were $17.9 and $11.1 and are included in “Foreign currency translation” in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2024 and 2023, approximately $24.0 and $225.0 of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Private Warrants — The fair value of the Private Warrants is considered a Level 2 valuation and is determined using the Black-Scholes-Merton valuation model. On December 6, 2024, Cote SPAC I LLC elected to exercise 5,266,667 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. The Company recognized a loss of $449.2 for the year ended December 31, 2024 in "Change in the fair value of warrant liabilities" on the Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment and exercise of these private warrants. On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. For the year ended December 31, 2023, the Company recognized a gain of $7.7 in "Change in the fair value of warrant liabilities" on the Consolidated Statement of Earnings (Loss) associated with the exercise of these private warrants. Additionally, the Company recognized a loss of $165.6 for the year ended December 31, 2023 in "Change in the fair value of warrant liabilities" on the Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the 5,266,667 then outstanding private warrants. As of December 31, 2024, there were no Private Placement Warrants outstanding. The significant assumptions which the Company used in the model are:

Warrant valuation inputs	December 31, 2023
Stock price	$48.03
Strike price	$11.50
Remaining life	1.10
Volatility	55.0%
Interest rate(1)	4.73%
Dividend yield(2)	0.21%
(1)    Interest rate determined from a constant maturity treasury yield.
(2)    December 31, 2023 dividend yield assumes $0.10 per share per annum.
Other Fair Value Measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Fair Value	Par Value(1)	Fair Value	Par Value(1)
Term Loan due 2027	$2,097.0	$2,097.0	$2,104.9	$2,118.1
Senior Secured Notes due 2028	802.4	850.0	794.0	850.0
(1)See “Note 6 — Debt” for additional information

(13) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Activity in accumulated other comprehensive (loss) income is as follows:

	Year Ended December 31,
	2024	2023	2022
Foreign currency translation, beginning	$(89.8)	$(157.0)	$39.8
Other comprehensive income (loss)(1)	(114.1)	67.2	(196.8)
Foreign currency translation, ending	(203.9)	(89.8)	(157.0)
Interest rate swaps, beginning	87.7	110.2	8.7
Unrealized gain (loss) deferred during the period(2)(3)	(13.1)	(22.5)	101.5
Interest rate swaps, ending	74.6	87.7	110.2
Pension, beginning	(2.4)	0.6	(12.9)
Actuarial gain (loss), net of income taxes(4)	(4.5)	(3.0)	13.5
Pension, ending	(6.9)	(2.4)	0.6
Foreign currency exchange forwards, beginning	—	—	—
Unrealized gain (loss) deferred during the period(5)	(12.6)	—	—
Foreign currency exchange forwards, ending	(12.6)	—	—
Accumulated other comprehensive (loss) income	$(148.8)	$(4.5)	$(46.2)
(1)For the year ended December 31, 2024 and 2023 foreign currency translation included tax effects of $2.0 and $(0.7), respectively, refer to "Note 9 - Income taxes" for additional information.
(2)During the year ended December 31, 2024, 2023, and 2022, $41.7, $38.9, and $2.4 respectively, was reclassified into earnings.
(3)For the year ended December 31, 2024 and 2023 interest rate swaps included tax effects of $4.0 and $6.9, respectively.
(4)For the year ended December 31, 2024 and 2023 pension included tax effects of $(0.3) and $0.7, respectively.
(5)For the year ended December 31, 2024 cash flow hedges included tax effects of $3.8.
(14) SEGMENT INFORMATION
Operating profit (loss) is the primary income measure used by the chief operating decision maker (“CODM”) to assess segment performance and make operating decisions. Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include headquarter management costs, asset impairments and costs that support centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, Legal, and global product platform development and offering management.
Beginning in 2024, the Company allocated centralized engineering, research and development, and information technology costs from Corporate to the respective business segment. These costs were previously included in Corporate and other in our reportable business segment disclosures. Prior year amounts have been reclassed to conform with the current year presentation. Refer to Exhibit 99.2 to Vertiv's current report on Form 8-K filed on February 21, 2024, for a summary of changes made to conform with the current year presentation of the operating profit (loss) for each reportable business segment.
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

Americas includes products and services sold for applications within the data center, communication networks and commercial and industrial markets in North America and Latin America. This segment’s principal product and service offerings include:
•Products includes AC and DC power management, thermal management, low/medium voltage switchgear, busbar, integrated modular solutions, racks, single phase UPS, rack power distribution, rack thermal systems, configurable integrated solutions, energy storage solutions, hardware, and software for managing I.T. equipment.
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
Reportable Business Segments

	Year Ended December 31, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$4,561.8	$1,878.0	$2,317.3	$8,757.1
Intersegment sales	61.2	160.2	523.9	745.3
Net Sales	4,500.6	1,717.8	1,793.4	8,011.8
Significant segment expenses
Cost of sales(1)	2,726.5	1,216.1	1,092.4	5,035.0
Marketing, sales and service costs	294.2	120.9	95.7	510.8
Engineering, research and development costs	180.6	94.6	76.9	352.1
Information technology costs	88.7	61.1	39.4	189.2
Restructuring costs	(7.3)	1.2	14.1	8.0
Other segment items(2)	120.1	48.7	35.5	204.3
Operating profit (loss)	1,097.8	175.2	439.4	1,712.4
Foreign currency gain (loss)				(9.3)
Corporate and other				(151.5)
Total corporate, other and eliminations				(160.8)
Amortization of intangibles				(184.2)
Operating profit (loss)				$1,367.4
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consists of general and administrative expenses such as Finance, HR, Treasury and Legal costs.

	Year Ended December 31, 2023
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$3,885.2	$1,615.6	$1,732.3	$7,233.1
Intersegment sales	40.7	87.8	241.4	369.9
Net Sales	3,844.5	1,527.8	1,490.9	6,863.2
Significant segment expenses
Cost of sales(1)	2,435.7	1,078.6	914.8	4,429.1
Marketing, sales and service costs	320.1	117.3	95.3	532.7
Engineering, research and development costs	138.1	89.4	76.0	303.5
Information technology costs	74.5	57.2	34.5	166.2
Restructuring costs	6.0	14.1	3.7	23.8
Other segment items(2)	107.7	23.8	68.9	200.4
Operating profit (loss)(3)	762.4	147.4	297.7	1,207.5
Foreign currency gain (loss)				(16.0)
Corporate and other(3)				(138.0)
Total corporate, other and eliminations				(154.0)
Amortization of intangibles				(181.3)
Operating profit (loss)				$872.2
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consists of general and administrative expenses such as Finance, HR, Treasury and Legal costs.
(3)    Comparative results for Americas, Asia Pacific, Europe, Middle East & Africa, Corporate and other have been adjusted by ($196.4), ($101.1), ($82.3) and $379.8, respectively, to allocate centralized engineering, research and development, and information technology costs from Corporate to the respective business segment.

	Year Ended December 31, 2022
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$2,773.0	$1,699.3	$1,556.8	$6,029.1
Intersegment sales	44.4	98.0	195.2	337.6
Net Sales	2,728.6	1,601.3	1,361.6	5,691.5
Significant segment expenses
Cost of sales(1)	1,964.8	1,144.4	932.4	4,041.6
Marketing, sales and service costs	258.9	114.3	96.9	470.1
Engineering, research and development costs	127.5	87.1	67.4	282.0
Information technology costs	73.3	56.3	33.9	163.5
Restructuring costs	1.9	(1.7)	0.7	0.9
Other segment items(2)	64.0	24.0	73.7	161.7
Operating profit (loss)(3)	238.2	176.9	156.6	571.7
Foreign currency gain (loss)				(3.7)
Corporate and other(3)				(128.8)
Total corporate, other and eliminations				(132.5)
Amortization of intangibles				(215.8)
Operating profit (loss)				$223.4
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consists of general and administrative expenses such as Finance, HR, Treasury and Legal costs.
(3)    Comparative results for Americas, Asia Pacific, Europe, Middle East & Africa, Corporate and other have been adjusted by ($187.9), ($97.5), ($78.0), and $363.4, respectively, to allocate centralized engineering, research and development, and information technology costs from Corporate to the respective business segment.

Total Assets	December 31, 2024	December 31, 2023
Americas	$3,728.9	$3,466.4
Asia Pacific	1,631.6	1,338.4
Europe, Middle East & Africa	2,654.8	2,505.4
	8,015.3	7,310.2
Corporate and other	1,117.2	688.3
Total	$9,132.5	$7,998.5

	Year Ended December 31,
Depreciation and Amortization	2024	2023	2022
Americas	$125.9	$121.1	$124.1
Asia Pacific	34.3	34.7	38.7
Europe, Middle East & Africa	83.7	80.9	108.9
Corporate and other	33.1	34.3	30.7
Total	$277.0	$271.0	$302.4

	Year Ended December 31,
Capital Expenditures	2024	2023	2022
Americas	$71.9	$65.7	$53.9
Asia Pacific	39.0	25.2	23.7
Europe, Middle East & Africa	48.8	25.7	17.8
Corporate and other	7.3	11.3	4.6
Total	$167.0	$127.9	$100.0

	Year Ended December 31,
Sales by Destination	2024	2023	2022
United States	$4,085.8	$3,430.3	$2,430.6
Europe	1,523.5	1,307.1	1,151.6
Asia	1,701.5	1,480.3	1,543.9
Latin America and Canada	426.9	448.9	377.3
Middle East/Africa	274.1	196.6	188.1
	$8,011.8	$6,863.2	$5,691.5
Sales in China were $763.0, $682.9, and $746.3 for the years ended December 31, 2024, 2023, and 2022, respectively.
(15) STOCK-BASED COMPENSATION PLANS
The Company’s stock incentive plan permits the granting of incentive stock options or nonqualified stock options; stock appreciation rights; performance awards, which may be cash-or share-based; restricted stock units; restricted stock; and other stock-based awards. We measure and record compensation expense based on the fair value of the Company's common stock on the date of grant for restricted stock and restricted stock units ("RSUs") and the grant date fair value, determined utilizing the Black-Scholes-Merton formula, for stock options. We record compensation cost for service-based awards, including graded-vesting awards, on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. We account for the forfeiture of awards as they occur.
In connection with the Business Combination, GSAH’s Board adopted the Vertiv Holdings Co 2020 Stock Incentive Plan (the “2020 Plan”) on December 9, 2019, which was approved by GSAH’s stockholders on February 6, 2020, immediately preceding the Business Combination. Under the 2020 Plan, a total aggregate of 33.5 million share awards issuable were authorized and reserved for issuance for the purpose of better motivating our employees, consultants and directors to achieve superior performance measured by both our key financial and operating metrics as well as relative stock price appreciation. The 2020 Plan is administered by the Compensation Committee of our Board and permits the granting of incentive stock options or nonqualified stock options; stock appreciation rights; performance awards, which may be cash-or share-based; restricted stock units; restricted stock; and other stock-based awards. Beginning with the first business day of each calendar year beginning in 2021, the number of shares will increase by the least of (a) 10.5 million shares, (b) 3% of the number of shares outstanding as of the last day of the immediately preceding calendar year, or (c) a lesser number of shares determined by the Compensation Committee.

Stock Options
Stock options are generally granted to certain employees and directors to purchase common shares at an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest 25% per year over 4 years of continuous service and have 10-year contractual terms.
The Company uses a Black-Scholes-Merton option pricing model to estimate the fair value of stock options. The principal significant assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period equal to the expected life of the option); the expected option life (an estimate based on historical experience); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option). Because the Company only recently became publicly traded, we do not have sufficient historical information on which to base expected volatility. As such, our volatility assumption is based on the historical and implied volatility of similar public companies, which were identified considering factors such as industry, stage of life cycle, size, and financial leverage. Because the Company does not have sufficient historical option exercise experience upon which we can estimate the expected term we estimate the expected term using the average of the vesting period and the contractual period of the award.
A summary of the weighted average assumptions used in determining the fair value of stock options follows:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	30.19%	37.09%	37.31%
Expected option life in years	6.25	6.25	6.25
Expected dividend yield	0.14%	0.06%	0.08%
Risk-free interest rate	4.08%	4.23%	2.31%
Weighted-average fair value of stock options	$27.29	$7.26	$5.04
A summary of the 2024 stock option activity follows:

	Options	Weighted-average exercise price per option	Weighted-average remaining contractual life in years	Aggregate intrinsic value (1)
Outstanding at January 1, 2024	11,155,357	$14.30
Granted	1,358,545	71.84
Exercised	(2,513,784)	13.18
Forfeited and canceled	(300,688)	28.80
Outstanding at December 31, 2024	9,699,430	$22.20	7.12	$886.6
Exercisable at December 31, 2024	3,909,558	$14.10	6.30	$389.0
(1)The aggregate intrinsic value in the table above represents the difference between the Company’s stock price on the last trading day of 2024 and the exercise price of each in-the-money option on the last day of the period presented.
For the years ended December 31, 2024, 2023, and 2022 total compensation expense relating to stock options was $19.6, $14.3, and $15.3, respectively. As of December 31, 2024, there was $45.7 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 2.11 years.
Restricted Stock Units
RSUs have been issued to certain employees and directors as of December 31, 2024 and entitle the holder to receive one common share for each RSU upon vesting. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, generally over seven years. A summary of the 2024 RSU activity follows:

	Restricted stock units	Weighted-average fair value per unit
Outstanding at January 1, 2024	2,726,895	$16.90
Granted	289,966	77.22
Vested	(643,332)	14.45
Forfeited and canceled	(166,888)	20.18
Outstanding at December 31, 2024	2,206,641	$25.24

For the year ended December 31, 2024, 2023 and 2022 total compensation expense relating to RSUs was $7.3 and $7.8, and $9.2, respectively. As of December 31, 2024, there was $46.2 of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.59 years.
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
The fair value for all internal company-based metric performance awards is monitored quarterly and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the year ended December 31, 2024, 2023 and 2022, total compensation expense relating to the performance awards was $7.7, $2.9, and $0.2 respectively. For the year ended December 31, 2024 and 2023 the company-based metrics were achieved.
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
The details of the earnings per share calculations for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
(in millions, except per share and per share amounts)	2024	2023	2022
Basic earnings (loss) per share computation:
Net income (loss)	$495.8	$460.2	$76.6
Weighted-average number of shares outstanding - basic	376,418,933	380,144,059	376,730,519
Basic earnings per share	$1.32	$1.21	$0.20

Diluted earnings (loss) per share computation:
Net income (loss)	$495.8	$460.2	$76.6
Gain on fair value of warrant liabilities	—	—	(90.9)
Net income (loss) adjusted for the gain on fair value of warrant liabilities	$495.8	$460.2	$(14.3)

Weighted-average number of shares outstanding - basic	376,418,933	380,144,059	376,730,519
Dilutive effect of private warrants	—	—	1,493,532
Dilutive effect of equity-based compensation	9,906,125	6,082,208	—
Weighted-average number of shares outstanding - diluted	386,325,058	386,226,267	378,224,051
Diluted earnings (loss) per share	$1.28	$1.19	$(0.04)

The dilutive effect of stock awards was 9.9 million for the year ended December 31, 2024. Additionally, 1.1 million stock awards and 4.3 million warrants were also outstanding during the year ended December 31, 2024, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
The dilutive effect of stock awards was 6.1 million shares for the year ended December 31, 2023. Additionally, 0.3 million stock awards and 3.2 million warrants were also outstanding during the year ended December 31, 2023, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

The dilutive effect of stock awards was 1.5 million for the year ended December 31, 2022. Additionally, 15.8 million stock awards were also outstanding during the year ended December 31, 2022, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
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
On August 3, 2021, an American Arbitration Association arbitration hearing commenced with respect to a 2018 claim filed by Vertiv against SVO Building One, LLC (“SVO”) alleging damages of approximately $12.0 with respect to (i) unremitted payment for work and materials in connection with, the design, engineering, procurement, installation, construction, and commissioning of a data center located in Sacramento, California and (ii) damages and injunctive relief relating to SVO’s unauthorized use of Vertiv’s intellectual property and work product. SVO filed a counterclaim in 2018 alleging damages of approximately $18.0 relating to (i) allegations that Vertiv was not a duly licensed contractor at all times during the project in violation of California’s contractor license regulations, (ii) breach of warranty, and (iii) gross negligence. On September 3, 2021, the arbitrator issued an interim phase one ruling finding (1) that Vertiv was in violation of California contractor license regulations and was barred from recovery of approximately $9.0 for work performed and equipment delivered in connection with the project, as well as requiring disgorgement plus interest of $10.0, (2) SVO was not in violation of California’s contractor license regulations, and (3) Vertiv and SVO agreed to a traditional baseball arbitration provision under the terms and conditions for the project, wherein each party is required to submit a proposed final award to the arbitrator for consideration, and the arbitrator is required to select one of the proposed awards submitted by the parties as the final award in the arbitration and is prohibited from issuing an alternative award. On December 31, 2021, the parties entered into a settlement agreement on ordinary and customary terms, settling all of the disputes between them. As of December 31, 2023, the settlement was recorded in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet. The settlement was paid in the third quarter of 2023.
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

On June 9, 2023, two Vertiv shareholders, Matthew Sullivan and Jose Karlo Ocampo Avenido, brought a derivative lawsuit, Sullivan v. Johnson, et al., C.A. No. 2023-0608 (the "Sullivan Action"), against Vertiv (as nominal defendant only) and certain of the Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. Further, on November 19, 2024, another Vertiv shareholder, Laura Hanna, brought a derivative lawsuit, Hanna v. Johnson, et al. (the "Hanna Action"), against Vertiv (as nominal defendant only) and certain of Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. The complaints allege that certain of the named directors and officers caused the Company to issue materially false and/or misleading public statements with respect to inflationary and supply chain pressures and pricing issues, and that the Company suffered damages as a result. The Sullivan Action has been stayed since August 10, 2023 pending the outcome of the motion to dismiss in the securities class action. On February 13, 2025, the Delaware Court of Chancery entered an order that (i) consolidated the Sullivan Action and Hanna Action into a single consolidated derivative lawsuit, In re Vertiv Holdings Co Stockholder Derivative Litigation, Consolidated C.A. No. 2023-0608-NAC (the “Consolidated Derivative Action”), (ii) designated the complaint in the Hanna Action as the operative complaint in the Consolidated Derivative Action, and (iii) stayed the Consolidated Derivative Action on terms identical to those of the existing stay of the Sullivan Action.
The Company believes it has meritorious defenses against the allegations made in the aforementioned lawsuits, which are at the preliminary stages. However, the Company is unable at this time to predict the outcome of these matters or the amount of any cost associated with their resolution.
In November 2023, following the filing of the putative securities class action and the Sullivan Action described above, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) and a parallel request for documents from the U.S. Attorney’s Office for the Southern District of New York, which relate to the allegations made in those actions. The Company is actively responding to these matters.
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. After further investigation and discussion with SAT, TDP agreed to make payments and fees totaling approximately payments and fees totaling approximately $10.1 were recorded in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets as of December 31, 2023 and subsequently paid in the first quarter of 2024. The Company intends to seek reimbursement of this amount as an undue payment from SAT, for which the outcome is currently unknown and no receivable has been established.
The Company is unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution.
Bank Guarantees and Bonds
In the ordinary course of business, we are required to commit to bank guarantees and bonds that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in progress. As of December 31, 2024 the outstanding value of bank guarantees and bonds totaled $133.4.
As of December 31, 2024, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.