Form 10-Q
period 2025-03-31
Vertiv Holdings Co
filed 2025-04-23
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2025

or

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
Yes ☐ No ☒
As of April 21, 2025, there were 381,105,178 shares of the Company’s Class A common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Net sales
Net sales - products	$1,649.7	$1,270.3
Net sales - services	386.3	368.8
Net sales	2,036.0	1,639.1
Costs and expenses
Cost of sales - products	1,112.1	846.3
Cost of sales - services	237.4	226.4
Cost of sales	1,349.5	1,072.7
Operating expenses
Selling, general and administrative expenses	346.3	314.0
Amortization of intangibles	46.0	46.0
Restructuring costs	1.1	0.3
Foreign currency (gain) loss, net	2.6	3.2
Other operating expense (income)	(0.2)	0.3
Operating profit (loss)	290.7	202.6
Interest expense, net	25.3	39.0
Change in fair value of warrant liabilities	—	176.6
Income (loss) before income taxes	265.4	(13.0)
Income tax expense (benefit)	100.9	(7.1)
Net income (loss)	$164.5	$(5.9)

Earnings (loss) per share:
Basic	$0.43	$(0.02)
Diluted	$0.42	$(0.02)
Weighted-average shares outstanding:
Basic	380,845,511	379,135,184
Diluted	390,109,650	379,135,184

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Net income (loss)	$164.5	$(5.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation	77.1	(43.2)
Interest rate swaps	(9.7)	6.3
Foreign currency exchange forwards	6.2	2.6
Other comprehensive income (loss), net of tax	73.6	(34.3)
Comprehensive income (loss)	$238.1	$(40.2)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,467.3	$1,227.6
Accounts receivable, less allowances of $23.1 and $22.4, respectively	2,310.5	2,362.7
Inventories	1,383.5	1,244.4
Other current assets	300.4	267.1
Total current assets	5,461.7	5,101.8
Property, plant and equipment, net	637.4	625.1
Other assets:
Goodwill	1,339.8	1,321.1
Other intangible assets, net	1,462.7	1,487.1
Deferred income taxes	269.2	303.3
Right-of-use assets, net	203.7	202.1
Other	76.6	92.0
Total other assets	3,352.0	3,405.6
Total assets	$9,451.1	$9,132.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.0	$21.0
Accounts payable	1,407.1	1,316.4
Deferred revenue	1,095.1	1,063.3
Accrued expenses and other liabilities	534.2	612.6
Income taxes	126.6	83.7
Total current liabilities	3,184.0	3,097.0
Long-term debt, net	2,904.1	2,907.2
Deferred income taxes	238.4	240.3
Long-term lease liabilities	172.2	171.4
Other long-term liabilities	286.0	282.3
Total liabilities	6,784.7	6,698.2
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 381,001,144 and 380,703,974 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,829.6	2,821.4
Accumulated deficit	(88.0)	(238.3)
Accumulated other comprehensive income (loss)	(75.2)	(148.8)
Total equity	2,666.4	2,434.3
Total liabilities and equity	$9,451.1	$9,132.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash flows from operating activities:
Net income (loss)	$164.5	$(5.9)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	22.9	19.8
Amortization	48.7	48.9
Deferred income taxes	33.3	(7.6)
Amortization of debt discount and issuance costs	2.2	2.1
Change in fair value of warrant liabilities	—	176.6
Changes in operating working capital	(4.8)	(99.7)
Stock-based compensation	11.2	9.2
Other	25.3	(5.9)
Net cash provided by (used for) operating activities	303.3	137.5
Cash flows from investing activities:
Capital expenditures	(36.5)	(35.8)
Investments in capitalized software	(2.3)	(0.7)
Net cash provided by (used for) investing activities	(38.8)	(36.5)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	—	190.0
Repayments of ABL revolving credit facility and short-term borrowings	—	(190.0)
Repayment of long-term debt	(5.3)	(5.3)
Dividend payment	(14.2)	(9.3)
Repurchase of common stock	—	(599.9)
Exercise of employee stock options	1.3	14.4
Employee taxes paid from shares withheld	(6.7)	(3.0)
Net cash provided by (used for) financing activities	(24.9)	(603.1)
Effect of exchange rate changes on cash and cash equivalents	4.3	(6.0)
Increase (decrease) in cash, cash equivalents and restricted cash	243.9	(508.1)
Beginning cash, cash equivalents and restricted cash	1,232.2	788.6
Ending cash, cash equivalents and restricted cash	$1,476.1	$280.5
Changes in operating working capital
Accounts receivable	$81.6	$9.9
Inventories	(128.6)	(106.5)
Other current assets	(29.5)	(31.7)
Accounts payable	86.5	9.8
Deferred revenue	23.4	100.0
Accrued expenses and other liabilities	(79.6)	(68.5)
Income taxes	41.4	(12.7)
Total changes in operating working capital	$(4.8)	$(99.7)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital		Treasury Share Capital
	Shares	Amount	Treasury Stock	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	381,788,876	$—	—	$—	$2,711.3	$(691.9)	$(4.5)	$2,014.9
Net income (loss)	—	—	—	—	—	(5.9)	—	(5.9)
Exercise of employee stock options	1,109,113	—	—	—	14.4	—	—	14.4
Stock-based compensation, net of withholding for tax(1)	102,833	—	—	—	17.3	—	—	17.3
Employee 401K match with Vertiv stock	44,968	—	—	—	2.2	—	—	2.2
Dividend	—	—	—	—	—	(9.3)	—	(9.3)
Repurchase of common stock	(9,076,444)	—	9,076,444	(605.9)	—	—	—	(605.9)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(34.3)	(34.3)
Balance at March 31, 2024	373,969,346	$—	9,076,444	$(605.9)	$2,745.2	$(707.1)	$(38.8)	$1,393.4

Balance at December 31, 2024	380,703,974	$—	—	$—	$2,821.4	$(238.3)	$(148.8)	$2,434.3
Net income (loss)	—	—	—	—		164.5	—	164.5
Exercise of employee stock options	109,017	—	—	—	1.3	—	—	1.3
Stock-based compensation activity, net of shares withheld for tax(2)	169,340	—	—	—	4.5	—	—	4.5
401K match with Vertiv stock	18,813	—	—	—	2.4	—	—	2.4
Dividend	—	—	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	73.6	73.6
Balance at March 31, 2025	381,001,144	$—	—	$—	$2,829.6	$(88.0)	$(75.2)	$2,666.4
(1)Net stock compensation activity includes 146,095 vested shares offset by 43,262 shares withheld for taxes valued at $3.0, stock-based compensation of $9.2, and employee incentive compensation of $11.1 awarded in fully vested shares.
(2)Net stock compensation activity includes 239,098 vested shares offset by 69,758 shares withheld for taxes valued at $6.7 and stock-based compensation of $11.2.

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
The notes included herein should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025.
Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07: Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. This ASU provides amendments by requiring disclosure of incremental segment information on an annual and interim basis. The amendments are effective in fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has expanded our current segment information in accordance with this standard, refer to "Note 10 - Segment Information".
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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU provides amendments that require entities to disclose additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The amendments are effective in fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its Consolidated Financial Statements.
(3) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.
Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended March 31, 2025
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$958.3	$333.8	$319.0	$1,611.1
Services & spares	227.0	113.4	84.5	424.9
Total	$1,185.3	$447.2	$403.5	$2,036.0

Timing of Revenue Recognition:
Products and services transferred at a point in time	$973.7	$336.1	$295.2	$1,605.0
Products and services transferred over time	211.6	111.1	108.3	431.0
Total	$1,185.3	$447.2	$403.5	$2,036.0

	Three months ended March 31, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$716.1	$224.0	$297.3	$1,237.4
Services & spares	208.9	108.3	84.5	401.7
Total	$925.0	$332.3	$381.8	$1,639.1

Timing of Revenue Recognition:
Products and services transferred at a point in time	$682.0	$225.4	$206.1	$1,113.5
Products and services transferred over time	243.0	106.9	175.7	525.6
Total	$925.0	$332.3	$381.8	$1,639.1
The opening and closing balances of current and long-term deferred revenue as of March 31, 2025 and December 31, 2024 were as follows:

	Balances at March 31, 2025	Balances at December 31, 2024
Deferred revenue - current	$1,095.1	$1,063.3
Deferred revenue - noncurrent (1)	96.1	91.3
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
The amount of deferred revenue - current recognized for the three months ended March 31, 2025 was $203.2. Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $45.9, $27.5 and $22.7 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.

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
Restructuring expense by business segment were as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Americas	$0.1	$0.1
Asia Pacific	—	0.4
Europe, Middle East & Africa	0.6	0.7
Corporate	0.4	(0.9)
Total	$1.1	$0.3
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
The change in the current liability for the restructuring costs during the three months ended March 31, 2025 were as follows:

	December 31, 2024	Paid/Utilized	Expense	March 31, 2025
Severance and benefits	$10.3	$(2.0)	$0.4	$8.7
Plant closing and other	0.1	(0.7)	0.7	0.1
Total	$10.4	$(2.7)	$1.1	$8.8
The change in the current liability for the restructuring costs during the three months ended March 31, 2024 were as follows:

	December 31, 2023	Paid/Utilized	Expense	March 31, 2024
Severance and benefits	$25.1	$(4.1)	$(0.1)	$20.9
Plant closing and other	0.1	(0.4)	0.4	0.1
Total	$25.2	$(4.5)	$0.3	$21.0
(5) DEBT
Long-term debt, net, consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Term Loan due 2027 at 6.07% and 6.19% at March 31, 2025 and December 31, 2024, respectively	$2,091.7	$2,097.0
Senior Secured Notes due 2028 at 4.125% at both March 31, 2025 and December 31, 2024	850.0	850.0
Unamortized discount and issuance costs	(16.6)	(18.8)
	2,925.1	2,928.2
Less: current portion	(21.0)	(21.0)
Total long-term debt, net of current portion	$2,904.1	$2,907.2
ABL Revolving Credit Facility
At March 31, 2025, Vertiv Group Corporation (the "Borrower"), a wholly-owned subsidiary of the Company and certain subsidiaries of the Borrower (the “Co-Borrowers”), had $784.2 of availability under the Asset Based Revolving Credit Facility, due 2029 (the “ABL Revolving Credit Facility”) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $15.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At both March 31, 2025 and December 31, 2024, there was no outstanding balance on the ABL Revolving Credit Facility.

(6) INCOME TAXES
The Company’s effective tax rate was 38.0% and 54.6% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate in the three months ended March 31, 2025 is primarily influenced by the negative impact of a valuation allowance established to account for legislative changes effective in the first quarter of 2025 partially offset by discrete tax benefits related to changes in deferred tax liabilities and stock compensation. The effective rate for the comparative three months ended March 31, 2024 is primarily influenced by the negative impacts of non-deductible changes in the fair value of the warrant liabilities, discrete tax benefits related to stock compensation activity in the quarter and the mix of income between the Company's U.S. and non-U.S. operations.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of March 31, 2025, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(7) OTHER FINANCIAL INFORMATION

	March 31, 2025	December 31, 2024
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,467.3	$1,227.6
Restricted cash included in other current assets	8.8	4.6
Total cash, cash equivalents, and restricted cash	$1,476.1	$1,232.2

	March 31, 2025	December 31, 2024
Inventories
Finished products	$478.0	$400.8
Raw materials	605.4	564.7
Work in process	300.1	278.9
Total inventories	$1,383.5	$1,244.4

	March 31, 2025	December 31, 2024
Property, plant and equipment, net(1)
Machinery and equipment	$601.3	$570.1
Buildings	375.3	362.1
Land	40.0	39.4
Construction in progress	80.3	87.5
Property, plant and equipment, at cost	1,096.9	1,059.1
Less: Accumulated depreciation	(459.5)	(434.0)
Property, plant and equipment, net	$637.4	$625.1
(1)    Property, plant and equipment, net in the United States was $150.8 and $148.8 as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025	December 31, 2024
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$110.3	$147.8
Restructuring (see Note 4)	8.8	10.4
Operating lease liabilities	46.7	45.7
Product warranty	28.4	27.5
Other	340.0	381.2
Total	$534.2	$612.6

	Three months ended March 31, 2025	Three months ended March 31, 2024
Change in product warranty accrual
Balance at the beginning of the period	$27.5	$26.1
Provision charge to expense	7.9	3.4
Paid/utilized	(7.0)	(5.7)
Balance at the end of the period	$28.4	$23.8
(8) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
In accordance with Accounting Standards Codification ("ASC") 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. These tiers include the following:
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
Recurring fair value measurements
A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used are as follows:

		As of March 31, 2025
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,467.3	$1,467.3	$—	$—
Interest rate swaps	Other current assets	28.5	—	28.5	—
Economic hedges	Other current assets	2.3	—	2.3	—
Interest rate swaps	Other noncurrent assets	22.6	—	22.6	—
Total assets		$1,520.7	$1,467.3	$53.4	$—

Liabilities:
Foreign currency exchange forwards	Accrued expenses and other liabilities	$3.7	$—	$3.7	$—
Total liabilities		$3.7	$—	$3.7	$—

		As of December 31, 2024
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,227.6	$1,227.6	$—	$—
Interest rate swaps	Other current assets	30.3	—	30.3	—
Economic hedges	Other current assets	9.8	—	9.8	—
Interest rate swaps	Other noncurrent assets	33.3	—	33.3	—
Total assets		$1,301.0	$1,227.6	$73.4	$—

Liabilities:
Foreign currency exchange forwards	Accrued expenses and other liabilities	$8.8	$—	$8.8	$—
Total liabilities		$8.8	$—	$8.8	$—
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
The Company uses interest rate swaps to manage the interest rate risk of the Company’s total debt portfolio and related overall cost of borrowing. At both March 31, 2025 and December 31, 2024, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. During the three months ended March 31, 2025, and 2024 the Company recognized $8.3 and $10.7, respectively, within “Interest expense, net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss). At March 31, 2025, the Company expects approximately $28.5 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Foreign currency exchange forwards - The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. The duration of the derivatives are generally less than one year. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market, as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure is recognized. At March 31, 2025 and 2024, we have derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $93.0 and $118.0, respectively. For the three months ended March 31, 2025 there was $4.7 in realized losses associated with the foreign currency exchange swaps within "Cost of sales - products" on the Unaudited Condensed Consolidated Statements of Earnings (Loss). For the three months ended March 31, 2024 there was no realized gain associated with the foreign currency exchange swaps.
Economic hedges - At March 31, 2025 and 2024 we have derivative instruments which hedge our purchases of aluminum at 7,500.0 and 6,090.0 metric tons, respectively, and copper with notional amounts of 5,320.0 and 5,140.0 metric tons, respectively. The Company values these instruments using broker quotations, market transactions or option pricing model based on observable market inputs, as such, these derivative instruments are classified in Level 2. These derivative instruments are treated as economic hedges and for the three months ended March 31, 2025 and 2024 the Company recognized mark-to-market loss of $0.3 and gain of $0.7, respectively, within "Other operating expense (income)" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).

Private warrants — On December 6, 2024, Cote SPAC I LLC exercised its remaining 5,266,667 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. Prior to exercise, the fair value of the private warrants were considered a Level 2 valuation and were determined using the Black-Sholes-Merton valuation model. The Company recognized a loss of $176.6 for the three months ended March 31, 2024 in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the 5,266,667 previously outstanding private warrants. As of March 31, 2025, there were no outstanding private warrants.
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $0.1 and, $21.3 respectively, for the three months ended March 31, 2025 and 2024 and is included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). As of March 31, 2025 and 2024, $24.1 and $244.9, respectively, of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Fair Value	Par Value (1)	Fair Value	Par Value (1)
Term Loan due 2027	$2,086.5	$2,091.7	$2,097.0	$2,097.0
Senior Secured Notes due 2028	807.8	850.0	802.4	850.0
(1)See “Note 5 — Debt” for additional information.
(9) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Foreign currency translation, beginning	$(203.9)	$(89.8)
Other comprehensive income (loss)(1)	77.1	(43.2)
Foreign currency translation, ending	(126.8)	(133.0)
Interest rate swaps, beginning	74.6	87.7
Unrealized gain (loss) deferred during the period (2)(3)	(9.7)	6.3
Interest rate swaps, ending	64.9	94.0
Pension, beginning	(6.9)	(2.4)
Actuarial gain (losses) recognized during the period, net of income taxes	—	—
Pension, ending	(6.9)	(2.4)
Foreign currency exchange forwards, beginning	(12.6)	—
Unrealized gains deferred during the period(4)	6.2	2.6
Foreign currency exchange forwards, ending	(6.4)	2.6
Accumulated other comprehensive income (loss)	$(75.2)	$(38.8)
(1)For the three months ended March 31, 2025 and 2024 foreign currency translation included tax effects of $0.3 and $1.5, respectively.
(2)During the three months ended March 31, 2025 and 2024, $8.3 and $10.7, respectively, was reclassified into earnings.
(3)For the three months ended March 31, 2025 and 2024 interest rate swaps included tax effects of $2.9 and $1.9, respectively.
(4)For the three months ended March 31, 2025 and 2024 foreign currency exchange forwards included tax effects of $1.8 and $0.8, respectively.
(10) SEGMENT INFORMATION
Operating profit (loss) is the primary income measure used by the chief operating decision maker ("CODM") to assess segment performance and make operating decisions. Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include headquarter management costs, asset impairments, and costs that support centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, Legal and global platform development and offering management.

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
Reportable Business Segments

	Three months ended March 31, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$1,197.2	$486.1	$528.3	$2,211.6
Intersegment sales	11.9	38.9	124.8	175.6
Net Sales	1,185.3	447.2	403.5	2,036.0
Significant segment expenses
Cost of sales(1)	762.1	324.8	252.0	1,338.9
Marketing, sales and service costs	65.2	28.8	24.2	118.2
Engineering, research and development costs	50.3	25.0	23.3	98.6
Information technology costs	21.9	16.5	10.2	48.6
Restructuring costs	0.1	—	0.6	0.7
Other segment items(2)	26.0	6.4	14.5	46.9
Operating profit (loss)	259.7	45.7	78.7	384.1
Foreign currency gain (loss)				(2.6)
Corporate and other				(44.8)
Total corporate, other and eliminations				(47.4)
Amortization of intangibles				(46.0)
Operating profit (loss)				290.7
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consists of general and administrative expenses such as Finance, HR, Treasury and Legal costs.

	Three months ended March 31, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$933.3	$360.2	$471.5	$1,765.0
Intersegment sales	8.3	27.9	89.7	125.9
Net Sales	925.0	332.3	381.8	1,639.1
Significant segment expenses
Cost of sales(1)	584.9	234.4	243.0	1,062.3
Marketing, sales and service costs	72.5	27.7	22.9	123.1
Engineering, research and development costs	41.7	21.8	19.0	82.5
Information technology costs	18.2	13.8	8.0	40.0
Restructuring costs	0.1	0.4	0.7	1.2
Other segment items(2)	19.8	3.8	17.9	41.5
Operating profit (loss)	187.8	30.4	70.3	288.5
Foreign currency gain (loss)				(3.2)
Corporate and other				(36.7)
Total corporate, other and eliminations				(39.9)
Amortization of intangibles				(46.0)
Operating profit (loss)				$202.6
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consists of general and administrative expenses such as Finance, HR, Treasury and Legal costs.

Total Assets	March 31, 2025	December 31, 2024
Americas	$3,675.2	$3,728.9
Asia Pacific	1,673.2	1,631.6
Europe, Middle East & Africa	2,873.6	2,654.8
	8,222.0	8,015.3
Corporate and other	1,229.1	1,117.2
Total	9,451.1	$9,132.5

Depreciation and Amortization	Three months ended March 31, 2025	Three months ended March 31, 2024
Americas	$32.8	$30.9
Asia Pacific	9.1	8.8
Europe, Middle East & Africa	21.0	21.1
Corporate and other	8.7	7.9
Total	$71.6	$68.7

	Three months ended March 31, 2025	Three months ended March 31, 2024
Capital Expenditures
Americas	$16.2	$16.1
Asia Pacific	3.1	4.4
Europe, Middle East & Africa	12.6	14.3
Corporate and other	4.6	1.0
Total	$36.5	$35.8
(11) EARNINGS (LOSS) PER SHARE
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

The details of the earnings per share calculations for the three months ended March 31, 2025 and 2024 are as follows:

(In millions, except share and per share amounts)	Three months ended March 31, 2025	Three months ended March 31, 2024
Net income (loss)	$164.5	$(5.9)

Weighted-average number of shares outstanding - basic	380,845,511	379,135,184
Dilutive effect of equity-based compensation	9,264,139	—
Weighted-average number of shares outstanding - diluted	390,109,650	379,135,184

Earnings (loss) per share
Basic	$0.43	$(0.02)
Diluted	$0.42	$(0.02)
Additional equity-based compensation awards of 0.5 million shares were also outstanding during the three months ended March 31, 2025, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive. Additional equity-based compensation awards of 10.6 million shares and warrants of 4.3 million shares were also outstanding during the three months ended March 31, 2024, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.
(12) COMMITMENTS AND CONTINGENCIES
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
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. After further investigation and discussion with SAT, TDP agreed to make payments and fees totaling approximately $10.1 which were paid in the first quarter of 2024. The Company intends to seek reimbursement of this amount as an undue payment from SAT, for which the outcome is currently unknown and no receivable has been established.
The company is unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution, except as noted above.
Bank Guarantees and Bonds
In the ordinary course of business, we are required to commit to bank guarantees and bonds that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in progress. As of March 31, 2025 the outstanding value of bank guarantees and bonds totaled $158.9.
At, March 31, 2025 other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

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
These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions, which may change over time, and that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in its Form 10-K for the year ended December 31, 2024 filed on February 18, 2025 (the "2024 Form 10-K"). These risk factors and those identified elsewhere in this Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of our customers’ markets; long sales cycles for certain Vertiv products and solutions as well as unpredictable placing or cancelling of customer orders; failure to realize sales expected from our backlog of orders and contracts, disruption of our customer’s orders or the markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; competition in the industry in which we operate; failure to obtain performance and other guarantees from financial institutions; failure to properly manage supply chain, difficulties with third-party manufacturers and increases in costs of material, freight and/or labor, and changes in the costs of production; competition in the infrastructure technologies; risks associated with information technology disruption or cyber-security incidents; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; increase of variability in our effective tax rate costs or liabilities associated with product liability due to global operations subjecting us to income and other taxes in the United States and numerous foreign entities; the global scope of Vertiv’s operations, especially in emerging markets; failure to benefit from future significant corporate transactions; risks associated with Vertiv’s sales and operations in emerging markets including economic, political and production level risk; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States ("U.S.") and abroad; our ability to comply with various laws and regulations including but not limited to, laws and regulations relating to data protection and data privacy; failure to properly address legal compliance issues, particularly those related to imports/exports, anti-corruption laws, and foreign operations; risks associated with foreign trade policy, including tariffs and global trade conflict and any actions we may take in response thereto; risks associated with litigation or claims against the Company, including the risk of adverse outcomes to any legal claims and proceedings; our ability to protect or enforce our proprietary rights on which our business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters; failure to achieve environmental, social and governance goals; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; failure to remediate material weaknesses in our internal controls over financial reporting; our level of indebtedness and the ability to incur additional indebtedness; our ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; our ability to comply with the covenants and restrictions contained in our credit agreements is not fully within our control; our ability to access funding through capital markets; resales of Vertiv securities may cause volatility in the market price of our securities; our organizational documents contain provisions that may discourage unsolicited takeover proposals; our certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of our subsidiaries to pay dividends; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; our ability to attract, train and retain key members of our leadership team and other qualified personnel; the adequacy of our insurance coverage; fluctuations in interest rates materially affecting our financial results and increasing the risk our counterparties default in our interest rate hedges; our incurrence of significant costs and devotion of substantial management time as a result of operating as a public company; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.
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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•Trade and Economic Uncertainty: The global trade and economic environment continues to evolve rapidly with the imposition of new U.S tariffs and retaliatory tariffs being imposed by foreign countries. In response to these escalating pressures and the geopolitical and macroeconomic uncertainties surrounding global supply chains and customer demand, we continue to pursue our supply chain strategy of supplier and geographic resilience. This includes, but is not limited to, continuing to add regional sourcing and manufacturing capabilities and capacity to complement our existing global supply chain. We’re strengthening our supply base and manufacturing footprint in the US and other strategic jurisdictions around the world as part of our overall capacity strategy to grow with customer demand in the US and other jurisdictions.
The imposition of U.S. tariffs and foreign country retaliatory tariffs, or the proposed imposition of additional or similar tariffs, in jurisdictions where we have manufacturing facilities or where our clients operate will increase our cost of doing business and could significantly impact our financial performance.
We are continually analyzing and implementing strategic measures in an effort to minimize the financial and operational impacts of the new and proposed tariffs on our business operations, including, but not limited to, continued expansion of domestic manufacturing, alternative sourcing of components and parts regionally, increased sourcing of components and parts that qualify under applicable trade agreements, and continued evaluation of our ability to incorporate tariff impacts into pricing decisions for our products and services.
We are also continually monitoring the evolving macroeconomic environment, including monitoring inflationary and recessionary pressures resulting from the ongoing tariffs and geopolitical climate. These additional pressures could significantly impact the labor markets, exchange rates, customer demand, supply chain, capital markets and other economic conditions in the jurisdictions we operate throughout 2025 and beyond. As we monitor this ever-changing situation, we have been adjusting, and will continue to adjust, our operational plans in an effort to mitigate the impact of these pressures on our business and financial performance.
•Capacity Expansion: We have invested in capacity expansion to meet current and anticipated additional customer demand. For example, since acquiring E&I in late 2021, we have approximately doubled our manufacturing capacity for switchgear, busbar and integrated solutions by opening new facilities and adding production to existing facilities. Additionally, in 2024, in order to support our thermal management activity, we opened a new manufacturing facility in Pune, India and a new facility in Pelzer, South Carolina to support the production of modular solutions, modular power systems and other infrastructure systems. We anticipate continuing to invest in capacity globally to provide the geographic presence that our customers need, and the ability to rapidly scale and to ensure resiliency.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024

(Dollars in millions)	Three months ended March 31, 2025	Three months ended March 31, 2024	$ Change	% Change
Net sales	$2,036.0	$1,639.1	$396.9	24.2%
Cost of sales	1,349.5	1,072.7	276.8	25.8
Gross profit	686.5	566.4	120.1	21.2
Selling, general and administrative expenses	346.3	314.0	32.3	10.3
Amortization of intangibles	46.0	46.0	—	—
Restructuring costs	1.1	0.3	0.8	266.7
Foreign currency (gain) loss, net	2.6	3.2	(0.6)	(18.8)
Other operating expense (income)	(0.2)	0.3	(0.5)	(166.7)
Operating profit (loss)	290.7	202.6	88.1	43.5
Interest expense, net	25.3	39.0	(13.7)	(35.1)
Change in fair value of warrant liabilities	—	176.6	(176.6)	(100.0)
Income tax expense	100.9	(7.1)	108.0	(1,521.1)
Net income (loss)	$164.5	$(5.9)	$170.4	(2,888.1)%
Net Sales
Net sales were $2,036.0 in the first quarter of 2025, an increase of $396.9, or 24.2%, compared with $1,639.1 in the first quarter of 2024. The increase in sales was primarily driven by higher sales volumes, partially offset by the negative impacts from foreign currency of $17.4. Product sales increased $373.7, which included the negative impacts from foreign currency of $10.9. Services & spares sales increased $23.2, which included the negative impacts from foreign currency of $6.5.
Excluding intercompany sales, net sales were $1,185.3 in the Americas, $447.2 in Asia Pacific and $403.5 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $1,349.5 in the first quarter of 2025, an increase of $276.8, or 25.8% compared to the first quarter of 2024. The increase in cost of sales was primarily driven by the impact of higher volumes. Gross profit was $686.5 in the first quarter of 2025, or 33.7% of sales, compared to $566.4, or 34.6% of sales in the first quarter of 2024. Margin is slightly down in the first quarter of 2025 due primarily to the mix of product and service sales in addition to tariffs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $346.3 in the first quarter of 2025, an increase of $32.3, or 10.3% compared to the first quarter of 2024. The increase in SG&A was primarily driven by increased compensation costs. SG&A as a percentage of sales were 17.0% in the first quarter of 2025 compared with 19.2% in the first quarter of 2024.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $49.5 for the first quarter of 2025, which was a $0.3 decrease from the first quarter of 2024. The decrease was primarily due to a $0.8 increase in restructuring costs offset by a $0.6 decrease in foreign currency loss and a $0.5 decrease in other operating expense (income) primarily due to the mark-to-market losses associated with the economic hedges.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the then outstanding private warrants. The change in fair value of the outstanding private warrants during the first three months of 2024 resulted in a loss of $176.6. The change in fair value of these warrants was the result of changes in market prices of our common stock, and other observable inputs deriving the value of the financial instruments. On December 6, 2024, Cote SPAC I LLC elected to exercise the remaining 5,266,667 outstanding private warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. As of March 31, 2025, there were no private warrants outstanding.
Interest Expense
Interest expense, net, was $25.3 in the first quarter of 2025 compared to $39.0 in the first quarter of 2024. The $13.7 decrease is primarily driven by $9.5 of reduced interest expense as a result of our Term Loan amendments which resulted in a reduction to our interest rate margin and a $3.4 increase in interest income. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be mitigated by our interest rate swaps and interest income.
Income Taxes
Income tax expense was $100.9 in the first quarter of 2025 compared to $(7.1) in the first quarter of 2024. The $108.0 increase is primarily due to increased business performance and the change in the discrete tax expense due to legislative changes effective in the first quarter of 2025. The effective rate in the first quarter of 2025 was primarily influenced by the negative impact of a valuation allowance established to account for legislative changes effective in the first quarter of 2025 partially offset by favorable impact of other discrete items such as stock compensation and changes in deferred tax liabilities. For the first quarter of 2024, income tax expense was primarily influenced by the negative impact of non-deductible changes in fair value of the warrant liabilities, discrete tax benefits related to stock compensation and the mix of income between our U.S. and non-U.S. operations.
Business Segments
The following is detail of business segment results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 10 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended March 31, 2025	Three months ended March 31, 2024	$ Change	% Change
Net sales	$1,185.3	$925.0	$260.3	28.1%
Operating profit (loss)	259.7	187.8	71.9	38.3
Margin	21.9%	20.3%
Americas net sales were $1,185.3 in the first quarter of 2025, an increase of $260.3, or 28.1%, from the first quarter of 2024. The increase in sales was primarily driven by higher sales volumes due to products increasing by $242.2 and service & spares increasing by $18.1. Americas net sales were negatively impacted by foreign currency of approximately $5.8.

Operating profit (loss) in the first quarter of 2025 was $259.7, an increase of $71.9 compared with the first quarter of 2024. Margin increased primarily due to higher sales volumes, improved price realization, manufacturing and procurement productivity and leveraging our fixed costs.
Asia Pacific

(Dollars in millions)	Three months ended March 31, 2025	Three months ended March 31, 2024	$ Change	% Change
Net sales	$447.2	$332.3	$114.9	34.6%
Operating profit (loss)	45.7	30.4	15.3	50.3
Margin	10.2%	9.1%
Asia Pacific net sales were $447.2 in the first quarter of 2025, an increase of $114.9, or 34.6%, from the first quarter of 2024. The increase in sales were primarily driven by growth across the whole region, partially offset by the negative impact of foreign currency of approximately $6.0. Net sales of products improved by $109.8, and service & spares improved by $5.1.
Operating profit (loss) in the first quarter of 2025 was $45.7, an increase of $15.3 compared with the first quarter of 2024 mainly driven by leveraging our fixed costs and a benefit due to employee related costs in the first quarter of 2024.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended March 31, 2025	Three months ended March 31, 2024	$ Change	% Change
Net sales	$403.5	$381.8	$21.7	5.7%
Operating profit (loss)	78.7	70.3	8.4	11.9
Margin	19.5%	18.4%
Europe, Middle East & Africa net sales of $403.5 in the first quarter of 2025, increased by $21.7, or 5.7%, from the first quarter of 2024. Sales increases were primarily due to increased volumes due to products increasing by $21.7, partially offset by the negative impact of foreign currency of approximately $5.6. Sales of services & spares remained flat compared to the first quarter of 2024.
Operating profit (loss) in the first quarter of 2025 was $78.7, an increase of $8.4 compared with the first quarter of 2024. Margin increased primarily due to fixed cost leverage on higher volumes and procurement driven productivity improvement.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $47.4 and $39.9 in the first quarter of 2025 and 2024, respectively. Total corporate, other, and elimination costs increased $7.5 compared to the first quarter of 2024 primarily due to an increase of certain employee related costs and an increase in the foreign currency loss of $0.6.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects, such as capacity and facility expansion, that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $38.8 during the first three months of 2025. We expect to have capital expenditures (including capitalized software) of $250.0 to $300.0 for the full year 2025.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations and other financial instruments. Refer below, as well as to “Note 5 — Debt” and “Note 12 — Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements for more information. In addition, we have uncertain tax positions that are further discussed in “Note 6 — Income Taxes” of the Unaudited Condensed Consolidated Financial Statements. We anticipate payments for lease obligations of approximately $63.0 for the full year 2025. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes, due 2028, with an outstanding principal amount of $850.0 as of March 31, 2025 (the “Notes”), the Term Loan, due 2027, with an outstanding principal amount of $2,091.7 as of March 31, 2025 (the “Term Loan”), and the ABL Revolving Credit Facility, due 2029, providing up to $800.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $200.0, for which none was outstanding as of March 31, 2025 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”).
At March 31, 2025, we had $1,467.3 in cash and cash equivalents, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At March 31, 2025, Vertiv had $784.2 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $15.8, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
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
Summary Statement of Cash Flows
Three Months Ended March 31, 2025 and 2024

(Dollars in millions)	2025	2024	$ Change	% Change
Net cash provided by (used for) operating activities	$303.3	$137.5	$165.8	120.6%
Net cash provided by (used for) investing activities	(38.8)	(36.5)	(2.3)	(6.3)
Net cash provided by (used for) financing activities	(24.9)	(603.1)	578.2	(95.9)
Capital expenditures	(36.5)	(35.8)	(0.7)	(2.0)
Investments in capitalized software	(2.3)	(0.7)	(1.6)	(228.6)
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $303.3 in the first three months of 2025, a $165.8 increase in cash generation compared to the first three months of 2024. Net income from operations of $164.5 included $118.3 of net non-cash expense items, consisting of depreciation and amortization of $71.6, non-cash stock-based compensation expense of $11.2, amortization of debt discount and issuance costs of $2.2, and deferred taxes of $33.3. Trade working capital utilized $4.8 in the first three months of 2025 compared to $99.7 utilized in the first three months of 2024.

Net Cash provided by (used for) Investing Activities
Net cash used for investing activities was $38.8 in the first three months of 2025 compared to net cash used for investing activities of $36.5 in the first three months of 2024. The increased use of cash over the comparable period was primarily driven by an increase in investments of capitalized software of $1.6 and capital expenditures of $0.7.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $24.9 in the first three months of 2025 compared to $603.1 used for financing activities in the first three months of 2024. The decrease in cash used in 2025 was primarily the result of a $599.9 decrease in repurchase of common shares, offset by a $13.1 decrease in exercise of employee stock options, a $4.9 increase in dividend payment and a $3.7 increase in employee taxes paid for shares withheld.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The 2024 financial statements, as part of the 2024 Form 10-K, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in “Note 1 - Description of Business and Summary of Significant Accounting Policies” of the 2024 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risk disclosures from those described in our 2024 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, we are not a party to any material, pending legal proceedings or claims at March 31, 2025. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourself. We consider settlement of cases when, in management’s judgment, it is in the best interests of both Vertiv and its shareholders to do so.
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
In January 2024, the Mexican tax administration service, the Servicio de Administracion Tributaria (the "SAT"), initiated a process to suspend the importer registration of one of the Company's wholly owned Mexico subsidiaries, Tecnología del Pacífico S.A. de C.V. (“TDP”), in connection with a contested customs tax audit for the period April 2016 to February 2018. After further investigation and discussion with SAT, TDP agreed to make payments and fees totaling approximately $10.1 which were paid in the first quarter of 2024. The Company intends to seek reimbursement of this amount as an undue payment from SAT, for which the outcome is currently unknown and no receivable has been established.
We are unable at this time to predict the outcome of these matters, including whether any proceedings may be instituted in connection with the government inquiries, or the amount of any cost associated with their resolution.
As of March 31, 2025, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
The Company's risk factors, as of March 31, 2025, have not materially changed from those described in Part 1, Item 1A of our 2024 Form 10-K for the fiscal year ended December 31, 2024.
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
As of March 31, 2025, $2.4 billion shares were available for repurchase. During the first quarter of 2025, Vertiv made no share repurchases.
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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2025	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer