Form 10-Q
period 2025-06-30
Vertiv Holdings Co
filed 2025-07-30
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2025

or

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
Yes ☐ No ☒
As of July 28, 2025, there were 381,866,664 shares of the Company’s Class A common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Net sales
Net sales - products	$2,166.0	$1,555.2	$3,815.7	$2,825.5
Net sales - services	472.1	397.6	858.4	766.4
Net sales	2,638.1	1,952.8	4,674.1	3,591.9
Costs and expenses
Cost of sales - products	1,470.3	963.0	2,582.4	1,809.3
Cost of sales - services	271.2	248.6	508.6	475.0
Cost of sales	1,741.5	1,211.6	3,091.0	2,284.3
Operating expenses
Selling, general and administrative expenses	395.6	363.8	741.9	677.8
Amortization of intangibles	46.9	45.8	92.9	91.8
Restructuring costs	1.9	(2.5)	3.0	(2.2)
Foreign currency (gain) loss, net	2.3	0.2	4.9	3.4
Other operating expense (income)	7.5	(2.1)	7.3	(1.8)
Operating profit (loss)	442.4	336.0	733.1	538.6
Interest expense, net	21.3	44.8	46.6	83.8
Loss on extinguishment of debt	—	1.1	—	1.1
Change in fair value of warrant liabilities	—	25.4	—	202.0
Income (loss) before income taxes	421.1	264.7	686.5	251.7
Income tax expense (benefit)	96.9	86.6	197.8	79.5
Net income (loss)	$324.2	$178.1	$488.7	$172.2

Earnings (loss) per share:
Basic	$0.85	$0.48	$1.28	$0.46
Diluted	$0.83	$0.46	$1.25	$0.44
Weighted-average shares outstanding:
Basic	381,482,996	374,734,093	381,166,015	376,934,638
Diluted	389,846,827	384,488,069	389,977,516	387,001,428

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Net income (loss)	$324.2	$178.1	$488.7	$172.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	116.8	(16.9)	193.9	(60.1)
Interest rate swaps	(6.6)	(2.9)	(16.3)	3.4
Pension	0.2	(0.1)	0.2	(0.1)
Foreign currency exchange forwards	10.0	(6.4)	16.2	(3.8)
Other comprehensive income (loss), net of tax:	120.4	(26.3)	194.0	(60.6)
Comprehensive income	$444.6	$151.8	$682.7	$111.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,640.8	$1,227.6
Short-term investments	98.2	—
Accounts receivable, less allowances of $24.3 and $22.4, respectively	2,831.0	2,362.7
Inventories	1,413.3	1,244.4
Other current assets	318.7	267.1
Total current assets	6,302.0	5,101.8
Property, plant and equipment, net	666.4	625.1
Other assets:
Goodwill	1,374.1	1,321.1
Other intangible assets, net	1,454.1	1,487.1
Deferred income taxes	291.5	303.3
Right-of-use assets, net	244.9	202.1
Other	73.2	92.0
Total other assets	3,437.8	3,405.6
Total assets	$10,406.2	$9,132.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$21.0	$21.0
Accounts payable	1,605.1	1,316.4
Deferred revenue	1,257.3	1,063.3
Accrued expenses and other liabilities	578.5	612.6
Income taxes	152.6	83.7
Total current liabilities	3,614.5	3,097.0
Long-term debt, net	2,900.5	2,907.2
Deferred income taxes	252.6	240.3
Long-term lease liabilities	203.1	171.4
Other long-term liabilities	310.1	282.3
Total liabilities	7,280.8	6,698.2
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 381,803,828 and 380,703,974 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,858.2	2,821.4
Retained earnings	222.0	(238.3)
Accumulated other comprehensive income (loss)	45.2	(148.8)
Total equity	3,125.4	2,434.3
Total liabilities and equity	$10,406.2	$9,132.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash flows from operating activities:
Net income (loss)	$488.7	$172.2
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	46.4	39.9
Amortization	98.5	97.2
Deferred income taxes	23.1	(2.8)
Amortization of debt discount and issuance costs	4.3	4.1
Change in fair value of warrant liabilities	—	202.0
Stock-based compensation	24.5	17.7
Changes in operating working capital	(95.2)	(3.6)
Other	35.9	(7.7)
Net cash provided by (used for) operating activities	626.2	519.0
Cash flows from investing activities:
Capital expenditures	(81.5)	(69.9)
Investments in capitalized software	(3.2)	(11.6)
Purchase of short-term investments	(98.1)	—
Net cash provided by (used for) investing activities	(182.8)	(81.5)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	—	270.0
Repayments of ABL revolving credit facility and short-term borrowings	—	(270.0)
Repayment of long-term debt	(10.5)	(10.6)
Dividend payment	(28.4)	(18.7)
Repurchase of common stock	—	(599.9)
Exercise of employee stock options	13.0	23.6
Employee taxes paid from shares withheld	(7.0)	(21.1)
Net cash provided by (used for) financing activities	(32.9)	(626.7)
Effect of exchange rate changes on cash and cash equivalents	13.3	(11.7)
Increase (decrease) in cash, cash equivalents and restricted cash	423.8	(200.9)
Beginning cash, cash equivalents and restricted cash	1,232.2	788.6
Ending cash, cash equivalents and restricted cash	$1,656.0	$587.7
Changes in operating working capital
Accounts receivable	$(380.8)	$(115.1)
Inventories	(137.5)	(224.1)
Other current assets	(23.9)	(30.9)
Accounts payable	269.5	130.3
Deferred revenue	171.5	254.7
Accrued expenses and other liabilities	(43.3)	(8.4)
Income taxes	49.3	(10.1)
Total changes in operating working capital	$(95.2)	$(3.6)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital		Treasury Share Capital
	Shares	Amount	Treasury Stock	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	381,788,876	$—	—	$—	$2,711.3	$(691.9)	$(4.5)	$2,014.9
Net income (loss)	—	—	—	—	—	(5.9)	—	(5.9)
Exercise of employee stock options	1,109,113	—	—	—	14.4	—	—	14.4
Stock-based compensation activity, net of withholding for tax(1)	102,833	—	—	—	17.3	—	—	17.3
Employee 401K match with Vertiv stock	44,968	—	—	—	2.2	—	—	2.2
Dividend	—	—	—	—	—	(9.3)	—	(9.3)
Repurchase of common stock	(9,076,444)	—	9,076,444	(605.9)	—	—	—	(605.9)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(34.3)	(34.3)
Balance at March 31, 2024	373,969,346	$—	9,076,444	$(605.9)	$2,745.2	$(707.1)	$(38.8)	$1,393.4
Net income (loss)	—	—	—	—	—	178.1	—	178.1
Exercise of employee stock options	693,261	—	—	—	9.2	—	—	9.2
Stock-based compensation, net of shares withheld for tax(2)	412,459	—	—	—	(10.7)	—	—	(10.7)
Employee 401K match with Vertiv stock	38,061	—	—	—	3.2	—	—	3.2
Dividend	—	—	—	—	—	(9.4)	—	(9.4)
Retirement of treasury stock	—	—	(9,076,444)	605.9	(605.9)	—	—	—
Other comprehensive, net of tax	—	—	—	—	—	—	(26.3)	(26.3)
Balance at June 30, 2024	375,113,127	$—	—	$—	$2,141.0	$(538.4)	$(65.1)	$1,537.5

Balance at December 31, 2024	380,703,974	$—	—	$—	$2,821.4	$(238.3)	$(148.8)	$2,434.3
Net income (loss)	—	—	—	—		164.5	—	164.5
Exercise of employee stock options	109,017	—	—	—	1.3	—	—	1.3
Stock-based compensation activity, net of shares withheld for tax(3)	169,340	—	—	—	4.5	—	—	4.5
Employee 401K match with Vertiv stock	18,813	—	—	—	2.4	—	—	2.4
Dividend	—	—	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	73.6	73.6
Balance at March 31, 2025	381,001,144	$—	—	$—	$2,829.6	$(88.0)	$(75.2)	$2,666.4
Net income (loss)	—	—	—	—		324.2	—	324.2
Exercise of employee stock options	733,437	—	—	—	11.7	—	—	11.7
Stock-based compensation activity, net of shares withheld for tax(4)	7,784	—	—	—	13.0	—	—	13.0
Employee 401K match with Vertiv stock	61,463	—	—	—	3.9	—	—	3.9
Dividend	—	—	—	—	—	(14.2)	—	(14.2)
Other comprehensive, net of tax	—	—	—	—	—	—	120.4	120.4
Balance at June 30, 2025	381,803,828	$—	—	$—	$2,858.2	$222.0	$45.2	$3,125.4
(1)Net stock compensation activity includes 146,095 vested shares offset by 43,262 shares withheld for taxes valued at $3.0, stock-based compensation of $9.2, and employee incentive compensation of $11.1 awarded in fully vested shares.
(2)Net stock compensation activity includes 606,060 vested shares offset by 193,601 shares withheld for taxes valued at $18.1 and stock-based compensation of $8.5, and forfeitures in employee incentive compensation of $1.1.
(3)Net stock compensation activity includes 239,098 vested shares offset by 69,758 shares withheld for taxes valued at $6.7 and stock-based compensation of $11.2.
(4)Net stock compensation activity includes 12,562 vested shares offset by 4,778 shares withheld for taxes valued at $0.3 and stock-based compensation of $13.3.

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
(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States ("U.S.") and the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its subsidiaries in which the Company has a controlling interest. These unaudited condensed consolidated interim financial statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these financial statements reflect all adjustments of a normal, recurring nature necessary for a fair presentation of the results for the interim periods presented. The presentation of certain prior period amounts have been reclassed to conform with current year presentation.
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
Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended June 30, 2025
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$1,320.8	$424.0	$374.1	$2,118.9
Services & spares	281.5	136.2	101.5	519.2
Total	$1,602.3	$560.2	$475.6	$2,638.1

Timing of Revenue Recognition:
Products and services transferred at a point in time	$1,356.4	$425.2	$346.2	$2,127.8
Products and services transferred over time	245.9	135.0	129.4	510.3
Total	$1,602.3	$560.2	$475.6	$2,638.1

	Three months ended June 30, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$892.1	$293.1	$332.1	$1,517.3
Services & spares	229.0	116.0	90.5	435.5
Total	$1,121.1	$409.1	$422.6	$1,952.8

Timing of Revenue Recognition:
Products and services transferred at a point in time	$872.3	$287.8	$238.8	$1,398.9
Products and services transferred over time	248.8	121.3	183.8	553.9
Total	$1,121.1	$409.1	$422.6	$1,952.8

	Six months ended June 30, 2025
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$2,279.1	$757.8	$693.1	$3,730.0
Services & spares	508.5	249.6	186.0	944.1
Total	$2,787.6	$1,007.4	$879.1	$4,674.1

Timing of Revenue Recognition:
Products and services transferred at a point in time	$2,330.1	$761.3	$641.4	$3,732.8
Products and services transferred over time	457.5	246.1	237.7	941.3
Total	$2,787.6	$1,007.4	$879.1	$4,674.1

	Six months ended June 30, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$1,608.2	$517.1	$629.4	$2,754.7
Services & spares	437.9	224.3	175.0	837.2
Total	$2,046.1	$741.4	$804.4	$3,591.9

Timing of Revenue Recognition:
Products and services transferred at a point in time	$1,554.3	$513.2	$444.9	$2,512.4
Products and services transferred over time	491.8	228.2	359.5	1,079.5
Total	$2,046.1	$741.4	$804.4	$3,591.9

The opening and closing balances of current and long-term deferred revenue as of June 30, 2025 and December 31, 2024 were as follows:

	Balances at June 30, 2025	Balances at December 31, 2024
Deferred revenue - current	$1,257.3	$1,063.3
Deferred revenue - noncurrent(1)	106.4	91.3
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
The amount of deferred revenue - current recognized for the three and six months ended June 30, 2025 was $361.3 and $564.5. Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $54.5, $30.6 and $21.3 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
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
Restructuring expense by business segment were as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024(1)	Six months ended June 30, 2025	Six months ended June 30, 2024(1)
Americas	$0.6	$0.2	$0.7	$0.3
Asia Pacific	0.9	(2.5)	0.9	(2.1)
Europe, Middle East & Africa	0.3	—	0.9	0.7
Corporate	0.1	(0.2)	0.5	(1.1)
Total	$1.9	$(2.5)	$3.0	$(2.2)
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
The change in the current liability for the restructuring costs during the six months ended June 30, 2025 were as follows:

	December 31, 2024	Paid/Utilized	Expense	June 30, 2025
Severance and benefits	$10.3	$(6.4)	$2.0	$5.9
Plant closing and other	0.1	(1.0)	1.0	0.1
Total	$10.4	$(7.4)	$3.0	$6.0

The change in the current liability for the restructuring costs during the six months ended June 30, 2024 were as follows:

	December 31, 2023	Paid/Utilized	Expense	June 30, 2024
Severance and benefits	$25.1	$(6.7)	$(2.6)	$15.8
Plant closing and other	0.1	(0.4)	0.4	0.1
Total	$25.2	$(7.1)	$(2.2)	$15.9
(5) DEBT
Long-term debt, net, consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Term Loan due 2027 at 6.07% and 6.19% at June 30, 2025 and December 31, 2024, respectively	$2,086.5	$2,097.0
Senior Secured Notes due 2028 at 4.125% at both June 30, 2025 and December 31, 2024	850.0	850.0
Unamortized discount and issuance costs	(15.0)	(18.8)
	2,921.5	2,928.2
Less: current portion	(21.0)	(21.0)
Total long-term debt, net of current portion	$2,900.5	$2,907.2
ABL Revolving Credit Facility
At June 30, 2025, Vertiv Group Corporation (the "Borrower"), a wholly-owned subsidiary of the Company, and certain subsidiaries of the Borrower (the “Co-Borrowers”), had $783.0 of availability under the Asset Based Revolving Credit Facility, due 2029 (the “ABL Revolving Credit Facility”) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $17.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At both June 30, 2025 and December 31, 2024, there was no outstanding balance on the ABL Revolving Credit Facility.
(6) INCOME TAXES
The Company’s effective tax rate was 23.0%, 28.8%, 32.7% and 31.6% for the three and six months ended June 30, 2025 and 2024, respectively. The effective tax rate in three months ended June 30, 2025 was primarily influenced by discrete tax benefits related to stock compensation. The effective tax rate in the six months ended June 30, 2025 was primarily influenced by the negative impact of a valuation allowance established to account for legislative changes effective in the first quarter of 2025 partially offset by discrete tax benefits related to changes in deferred tax liabilities and stock compensation. The effective rate for the comparative three and six months ended June 30, 2024 was primarily influenced by the negative impacts of non-deductible changes in the fair value of the warrant liabilities, and discrete tax benefits related to stock compensation activity in the respective periods.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of June 30, 2025, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(7) OTHER FINANCIAL INFORMATION

	June 30, 2025	December 31, 2024
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,640.8	$1,227.6
Restricted cash included in other current assets	15.2	4.6
Total cash, cash equivalents, and restricted cash	$1,656.0	$1,232.2

	June 30, 2025	December 31, 2024
Inventories
Finished products	$505.3	$400.8
Raw materials	648.8	564.7
Work in process	259.2	278.9
Total inventories	$1,413.3	$1,244.4

	June 30, 2025	December 31, 2024
Property, plant and equipment, net(1)
Machinery and equipment	$644.5	$570.1
Buildings	400.7	362.1
Land	41.2	39.4
Construction in progress	71.6	87.5
Property, plant and equipment, at cost	1,158.0	1,059.1
Less: Accumulated depreciation	(491.6)	(434.0)
Property, plant and equipment, net	$666.4	$625.1
(1)    Property, plant and equipment, net in the United States was $158.3 and $148.8 as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025	December 31, 2024
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$151.8	$147.8
Restructuring (see Note 4)	6.0	10.4
Operating lease liabilities	55.8	45.7
Product warranty	30.2	27.5
Other	334.7	381.2
Total	$578.5	$612.6

	Six months ended June 30, 2025	Six months ended June 30, 2024
Change in product warranty accrual
Balance at the beginning of the period	$27.5	$26.1
Provision charge to expense	14.6	10.8
Paid/utilized	(11.9)	(11.4)
Balance at the end of the period	$30.2	$25.5
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
Recurring fair value measurements
A summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		As of June 30, 2025
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,640.8	$1,640.8	$—	$—
Interest rate swaps	Other current assets	27.9	—	27.9	—
Foreign currency exchange forwards	Other current assets	7.0	—	7.0	—
Economic hedges	Other current assets	4.6	—	4.6	—
Interest rate swaps	Other noncurrent assets	14.7	—	14.7	—
Total assets		$1,695.0	$1,640.8	$54.2	$—

		As of December 31, 2024
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,227.6	$1,227.6	$—	$—
Interest rate swaps	Other current assets	30.3	—	30.3	—
Economic hedges	Other current assets	9.8	—	9.8	—
Interest rate swaps	Other noncurrent assets	33.3	—	33.3	—
Total assets		$1,301.0	$1,227.6	$73.4	$—

Liabilities:
Foreign currency exchange forwards	Accrued expenses and other liabilities	$8.8	$—	$8.8	$—
Total liabilities		$8.8	$—	$8.8	$—
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
The Company uses interest rate swaps to manage the interest rate risk of the Company’s total debt portfolio and related overall cost of borrowing. At both June 30, 2025 and December 31, 2024, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. During the three and six months ended June 30, 2025, and 2024 the Company recognized $8.2, $16.5, $10.7, and $21.4 respectively, within “Interest expense, net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss). At June 30, 2025, the Company expects approximately $27.9 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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

Foreign currency exchange forwards - The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. The duration of the derivatives are generally less than one year. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market; as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure is recognized. At June 30, 2025 and December 31, 2024, we had derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $113.6 and $129.0, respectively. For the three and six months ended June 30, 2025 there were $1.2 and $5.9 in realized losses associated with the foreign currency exchange swaps within "Cost of sales - products" on the Unaudited Condensed Consolidated Statements of Earnings (Loss). For the three and six months ended June 30, 2024 there was $0.6 realized gain associated with the foreign currency exchange swaps.
Economic hedges - At June 30, 2025 and December 31, 2024 we had derivative instruments which hedge our purchases of aluminum at 8,700.0 and 10,730.0 metric tons, respectively, and copper with notional amounts of 7,190.0 and 7,330.0 metric tons, respectively. The Company values these instruments using broker quotations, market transactions or option pricing model based on observable market inputs, as such, these derivative instruments are classified in Level 2. These derivative instruments were treated as economic hedges and for the three and six months ended June 30, 2025 and 2024 the Company recognized mark-to-market losses of $8.2 and $7.8, and gains of $3.8 and $3.1, respectively, within "Other operating expense (income)" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).
Private warrants — On December 6, 2024, Cote SPAC I LLC exercised its remaining 5,266,667 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. Prior to exercise, the fair value of the private warrants were considered a Level 2 valuation and were determined using the Black-Sholes-Merton valuation model. The Company recognized a loss of $25.4 and $202.0 for the three and six months ended June 30, 2024, respectively, in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the 5,266,667 previously outstanding private warrants. As of June 30, 2025, there were no outstanding private warrants.
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $(0.8), $(0.9), $1.9, and $5.3 for the three and six months ended June 30, 2025 and 2024, respectively, and is included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). As of June 30, 2025 and December 31, 2024, $46.5 and $24.0, respectively, of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Fair Value	Par Value(1)	Fair Value	Par Value(1)
Term Loan due 2027	$2,089.1	$2,086.5	$2,097.0	$2,097.0
Senior Secured Notes due 2028	829.1	850.0	802.4	850.0
(1)See “Note 5 — Debt” for additional information.
Marketable securities — The Company classifies marketable securities with maturities in excess of three months and less than one year at acquisition as held-to-maturity. These investments primarily consist of U.S. Treasury bills. The Company does not purchase and hold securities principally for the purpose of selling them in the near future, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At June 30, 2025, the Company recorded "Short-term investments" on the Condensed Consolidated Balance Sheets at amortized cost of $98.2. The Company values these investments by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset, which are classified within level 2. At June 30, 2025, the short-term investments had a fair value of $98.1. The Company held no short-term investments at December 31, 2024.

(9) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Foreign currency translation, beginning	$(126.8)	$(133.0)	$(203.9)	$(89.8)
Other comprehensive income (loss)(1)	116.8	(16.9)	193.9	(60.1)
Foreign currency translation, ending	(10.0)	(149.9)	(10.0)	(149.9)
Interest rate swaps, beginning	64.9	94.0	74.6	87.7
Unrealized gain (loss) deferred during the period(2)(3)	(6.6)	(2.9)	(16.3)	3.4
Interest rate swaps, ending	58.3	91.1	58.3	91.1
Pension, beginning	(6.9)	(2.4)	(6.9)	(2.4)
Actuarial gain (losses) recognized during the period, net of income taxes	0.2	(0.1)	0.2	(0.1)
Pension, ending	(6.7)	(2.5)	(6.7)	(2.5)
Foreign currency exchange forwards, beginning	(6.4)	2.6	(12.6)	—
Unrealized gains deferred during the period(4)	10.0	(6.4)	16.2	(3.8)
Foreign currency exchange forwards, ending	3.6	(3.8)	3.6	(3.8)
Accumulated other comprehensive income (loss)	$45.2	$(65.1)	$45.2	$(65.1)
(1)For the three and six months ended June 30, 2025 and 2024 foreign currency translation included tax effects of $0.0, $0.3, $0.2 and $1.3, respectively.
(2)For the three and six months ended June 30, 2025 and 2024, $8.2, $16.5, $10.7, and $21.4 respectively, were reclassified into earnings.
(3)For the three and six months ended June 30, 2025 and 2024 interest rate swaps included tax effects of $2.0, $4.9, $0.9, and $1.0 respectively.
(4)For the three and six months ended June 30, 2025 and 2024 foreign currency exchange forwards included tax effects of $3.1, $4.9, $2.0, and $1.2 respectively.
(10) SEGMENT INFORMATION
Operating profit (loss) is the primary income measure used by the chief operating decision maker ("CODM") to assess segment performance and make operating decisions. Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include headquarter management costs, asset impairments, and costs that support centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, Legal, Human Resources, and global platform development and offering management.
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
•Services & spares include preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, and critical digital infrastructure software.
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

Reportable Business Segments

	Three months ended June 30, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$1,609.9	$615.5	$615.2	$2,840.6
Intersegment sales	7.6	55.3	139.6	202.5
Net Sales	1,602.3	560.2	475.6	2,638.1
Significant segment expenses
Cost of sales(1)	1,021.1	413.7	294.9	1,729.7
Marketing, sales and service costs	88.8	34.7	22.6	146.1
Engineering, research and development costs	55.3	29.0	26.8	111.1
Information technology costs	20.6	12.3	7.6	40.5
Restructuring costs	0.6	0.9	0.3	1.8
Other segment items(2)	31.3	10.4	19.2	60.9
Operating profit (loss)	384.6	59.2	104.2	548.0
Foreign currency gain (loss)				(2.3)
Corporate				(56.4)
Total corporate and other				(58.7)
Amortization of intangibles				(46.9)
Operating profit (loss)				442.4
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Three months ended June 30, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$1,126.9	$448.3	$561.2	$2,136.4
Intersegment sales	5.8	39.2	138.6	183.6
Net Sales	1,121.1	409.1	422.6	1,952.8
Significant segment expenses
Cost of sales(1)	659.7	288.7	252.0	1,200.4
Marketing, sales and service costs	81.5	30.2	24.0	135.7
Engineering, research and development costs	47.4	24.2	21.4	93.0
Information technology costs	19.7	14.9	8.6	43.2
Restructuring costs	0.2	(2.5)	—	(2.3)
Other segment items(2)	27.5	21.3	7.1	55.9
Operating profit (loss)	285.1	32.3	109.5	426.9
Foreign currency gain (loss)				(0.2)
Corporate				(44.9)
Total corporate and other				(45.1)
Amortization of intangibles				(45.8)
Operating profit (loss)				$336.0
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Six months ended June 30, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$2,807.1	$1,101.6	$1,143.5	$5,052.2
Intersegment sales	19.5	94.2	264.4	378.1
Net Sales	2,787.6	1,007.4	879.1	4,674.1
Significant segment expenses
Cost of sales(1)	1,783.2	738.5	546.9	3,068.6
Marketing, sales and service costs	154.0	63.5	46.8	264.3
Engineering, research and development costs	105.6	54.0	50.1	209.7
Information technology costs	42.5	28.8	17.8	89.1
Restructuring costs	0.7	0.9	0.9	2.5
Other segment items(2)	57.3	16.8	33.7	107.8
Operating profit (loss)	644.3	104.9	182.9	932.1
Foreign currency gain (loss)				(4.9)
Corporate				(101.2)
Total corporate and other				(106.1)
Amortization of intangibles				(92.9)
Operating profit (loss)				733.1
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Six months ended June 30, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$2,060.2	$808.5	$1,032.7	$3,901.4
Intersegment sales	14.1	67.1	228.3	309.5
Net Sales	2,046.1	741.4	804.4	3,591.9
Significant segment expenses
Cost of sales(1)	1,244.6	523.1	495.9	2,263.6
Marketing, sales and service costs	154.0	57.9	46.9	258.8
Engineering, research and development costs	89.1	46.0	40.4	175.5
Information technology costs	37.9	28.7	16.6	83.2
Restructuring costs	0.3	(2.1)	0.7	(1.1)
Other segment items(2)	47.3	25.1	24.1	96.5
Operating profit (loss)	472.9	62.7	179.8	715.4
Foreign currency gain (loss)				(3.4)
Corporate				(81.6)
Total corporate and other				(85.0)
Amortization of intangibles				(91.8)
Operating profit (loss)				$538.6
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

Total Assets	June 30, 2025	December 31, 2024
Americas	$4,061.5	$3,728.9
Asia Pacific	1,765.9	1,631.6
Europe, Middle East & Africa	3,045.6	2,654.8
	8,873.0	8,015.3
Corporate and other	1,533.2	1,117.2
Total	10,406.2	$9,132.5

Depreciation and Amortization	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Americas	$32.9	$31.2	$65.7	$62.1
Asia Pacific	9.1	8.2	18.2	17.0
Europe, Middle East & Africa	22.1	21.1	43.1	42.2
Corporate and other	9.2	7.9	17.9	15.8
Total	$73.3	$68.4	$144.9	$137.1

Capital Expenditures	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Americas	$21.9	$12.7	$38.1	$28.8
Asia Pacific	11.5	8.7	20.9	21.5
Europe, Middle East & Africa	9.8	12.6	16.1	18.5
Corporate and other	1.8	0.1	6.4	1.1
Total	$45.0	$34.1	$81.5	$69.9
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
The details of the earnings per share calculations for the three and six months ended June 30, 2025 and 2024 are as follows:

(In millions, except share and per share amounts)	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Net income (loss)	$324.2	$178.1	$488.7	$172.2

Weighted-average number of shares outstanding - basic	381,482,996	374,734,093	381,166,015	376,934,638
Dilutive effect of equity-based compensation	8,363,831	9,753,976	8,811,501	10,066,790
Weighted-average number of shares outstanding - diluted	389,846,827	384,488,069	389,977,516	387,001,428

Earnings (loss) per share
Basic	$0.85	$0.48	$1.28	$0.46
Diluted	$0.83	$0.46	$1.25	$0.44
The dilutive effect of equity-based compensation awards was 8.4 million and 8.8 million shares, respectively, during the three and six months ended June 30, 2025. Additional equity-based compensation awards of 1.8 million and 1.1 million shares were also outstanding during the three and six months ended June 30, 2025, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.
The dilutive effect of equity-based compensation awards was 9.8 million and 10.1 million shares, respectively, during the three and six months ended June 30, 2024. Additional equity-based compensation awards and warrants were also outstanding during the three and six months ended June 30, 2024, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards and warrants represented 1.4 million and 4.6 million shares for the three months ended June 30, 2024, respectively, and 1.0 million and 4.5 million shares for the six months ended June 30, 2024, respectively.

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
On June 9, 2023, two Vertiv shareholders, Matthew Sullivan and Jose Karlo Ocampo Avenido, brought a derivative lawsuit, Sullivan v. Johnson, et al., C.A. No. 2023-0608 (the "Sullivan Action"), against Vertiv (as nominal defendant only) and certain of the Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. Further, on November 19, 2024, another Vertiv shareholder, Laura Hanna, brought a derivative lawsuit, Hanna v. Johnson, et al. (the "Hanna Action"), against Vertiv (as nominal defendant only) and certain of Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. The complaints allege that the named directors and officers caused the Company to issue materially false and/or misleading public statements with respect to inflationary and supply chain pressures and pricing issues, and that the Company suffered damages as a result. The Sullivan Action has been stayed since August 10, 2023 pending the outcome of the motion to dismiss in the securities class action. On February 13, 2025, the Delaware Court of Chancery entered an order that (i) consolidated the Sullivan Action and Hanna Action into a single consolidated derivative lawsuit, In re Vertiv Holdings Co Stockholder Derivative Litigation, Consolidated C.A. No. 2023-0608-NAC (the “Consolidated Derivative Action”), (ii) designated the complaint in the Hanna Action as the operative complaint in the Consolidated Derivative Action, and (iii) stayed the Consolidated Derivative Action on terms identical to those of the existing stay of the Sullivan Action.
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

Bank Guarantees and Bonds
In the ordinary course of business, we are required to commit to bank guarantees and bonds that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in progress. As of June 30, 2025 the outstanding value of bank guarantees and bonds totaled $166.2.
At, June 30, 2025 other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
(13) SUBSEQUENT EVENT
On July 17, 2025, the Company announced the execution of a definitive agreement related to the acquisition of the Great Lakes Data Rack and Cabinets family of companies (the "Acquisition"). The closing of the Acquisition is subject to customary closing conditions. The Acquisition is expected to close in the third quarter of 2025.

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

•Capacity Expansion: We have invested in capacity expansion to meet current and anticipated additional customer demand. For example, since late 2021, we have approximately doubled our manufacturing capacity for switchgear, busbar and integrated solutions by opening new facilities and adding production to existing facilities. Additionally, in 2024, in order to support our thermal management activity, we opened a new manufacturing facility in Pune, India and a new facility in Pelzer, South Carolina to support the production of modular solutions, modular power systems and other infrastructure systems. We anticipate continuing to invest in capacity globally to provide the geographic presence that our customers need, and the ability to rapidly scale and to ensure resiliency.
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
•Recent U.S. Tax Legislation: On July 4, 2025, H.R.1, also known as the One Big Beautiful Bill Act or "OBBBA", was enacted into law in the U.S. OBBBA extends some existing tax provisions set to expire beginning in 2026 while introducing or repealing other tax provisions. We are currently evaluating the impact of the enacted changes, but based on legislative and administrative guidance issued to date, the impact of these changes to the Company's financial position is not expected to be material.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2025 and Three Months Ended June 30, 2024

(Dollars in millions)	Three months ended June 30, 2025	Three months ended June 30, 2024	$ Change	% Change
Net sales	$2,638.1	$1,952.8	$685.3	35.1%
Cost of sales	1,741.5	1,211.6	529.9	43.7
Gross profit	896.6	741.2	155.4	21.0
Selling, general and administrative expenses	395.6	363.8	31.8	8.7
Amortization of intangibles	46.9	45.8	1.1	2.4
Restructuring costs	1.9	(2.5)	4.4	176.0
Foreign currency (gain) loss, net	2.3	0.2	2.1	1,050.0
Other operating expense (income)	7.5	(2.1)	9.6	457.1
Operating profit (loss)	442.4	336.0	106.4	31.7
Interest expense, net	21.3	44.8	(23.5)	(52.5)
Loss on extinguishment of debt	—	1.1	(1.1)	(100.0)
Change in fair value of warrant liabilities	—	25.4	(25.4)	(100.0)
Income tax expense	96.9	86.6	10.3	11.9
Net income (loss)	$324.2	$178.1	$146.1	82.0%
Net Sales
Net sales were $2,638.1 in the second quarter of 2025, an increase of $685.3, or 35.1%, compared with $1,952.8 in the second quarter of 2024. The increase in sales was primarily driven by higher sales volumes and positive impacts from foreign currency of $20.6. Product sales increased $601.6, which included positive impacts from foreign currency of $17.7. Services & Spares sales increased $83.7, which included positive impacts from foreign currency of $2.9.
Excluding intercompany sales, net sales were $1,602.3 in the Americas, $560.2 in Asia Pacific, and $475.6 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segment section below.
Cost of Sales
Cost of sales were $1,741.5 in the second quarter of 2025, an increase of $529.9, or 43.7% compared to the second quarter of 2024. The increase in cost of sales was primarily driven by the impact of higher sales volumes. Gross profit was $896.6 in the second quarter of 2025, or 34.0% of sales, compared to $741.2, or 38.0% of sales in the second quarter of 2024. Margin decline in the second quarter of 2025 was primarily driven by the mix of product and service sales in addition to tariffs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $395.6 in the second quarter of 2025, an increase of $31.8 compared to the second quarter of 2024. The increase in SG&A was primarily driven by increased compensation costs. SG&A as a percentage of sales were 15.0% in the second quarter of 2025 compared with 18.6% in the second quarter of 2024.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $58.6 for the second quarter of 2025, which was a $17.2 increase from the second quarter of 2024. The increase was primarily due to a $9.6 increase in other operating expense (income) primarily due to mark-to-market losses associated with the economic hedges, a $4.4 increase in restructuring costs, and a $2.1 increase in foreign currency loss.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the then outstanding warrants. The change in fair value of outstanding private warrants during the second quarter of 2024 resulted in a loss of $25.4. The change in fair value of these warrants is the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments. On December 6, 2024, Cote SPAC I LLC elected to exercise the remaining 5,266,667 outstanding private warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. As of June 30, 2025 there were no private warrants outstanding.
Interest Expense
Interest expense, net, was $21.3 in the second quarter of 2025 compared to $44.8 in the second quarter of 2024. The $23.5 decrease was primarily driven by $9.2 of reduced interest expense as a result of our Term Loan amendments, which resulted in a reduction to our interest rate margin, along with a $7.8 increase in interest income. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be mitigated by our interest rate swaps and interest income.
Income Taxes
Income tax expense was $96.9 in the second quarter of 2025 compared to $86.6 in the second quarter of 2024. The $10.3 increase is primarily due to increased business performance and the change in the discrete tax benefits due to stock compensation. The effective rate in the second quarter of 2025 was primarily influenced by favorable impact discrete tax benefits related to stock compensation. For the second quarter of 2024, income tax expense was primarily influenced by the negative impact of non-deductible changes in fair value of the warrant liabilities and discrete tax benefits related to stock compensation.
Business Segments
The following is detail of business segment results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 10 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended June 30, 2025	Three months ended June 30, 2024	$ Change	% Change
Net sales	$1,602.3	$1,121.1	$481.2	42.9%
Operating profit (loss)	384.6	285.1	99.5	34.9
Margin	24.0%	25.4%
Americas net sales were $1,602.3 in the second quarter of 2025, an increase of $481.2, or 42.9%, from the second quarter of 2024. The increase in sales was primarily driven by higher sales volume due to products increasing by $428.7 and sales of service & spares increasing by $52.5. Americas net sales were negatively impacted by foreign currency of approximately $3.5.
Operating profit (loss) in the second quarter of 2025 was $384.6, an increase of $99.5 compared with the second quarter of 2024. Margin was slightly down due primarily to the mix of product and service sales in addition to the negative impact of tariffs.

Asia Pacific

(Dollars in millions)	Three months ended June 30, 2025	Three months ended June 30, 2024	$ Change	% Change
Net sales	$560.2	$409.1	$151.1	36.9%
Operating profit (loss)	59.2	32.3	26.9	83.3
Margin	10.6%	7.9%
Asia Pacific net sales were $560.2 in the second quarter of 2025, an increase of $151.1, or 36.9%, from the second quarter of 2024. The increase in sales was primarily driven by growth across the whole region and the positive impact of foreign currency of approximately $0.6. Net sales of products improved by $130.9, and sale of service & spares improved by $20.2.
Operating profit (loss) in the second quarter of 2025 was $59.2, an increase of $26.9 compared with the second quarter of 2024. Margin increased primarily due to leveraging our fixed costs and a one-time supplier expense in 2024.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended June 30, 2025	Three months ended June 30, 2024	$ Change	% Change
Net sales	$475.6	$422.6	$53.0	12.5%
Operating profit (loss)	104.2	109.5	(5.3)	(4.8)
Margin	21.9%	25.9%
Europe, Middle East & Africa net sales were $475.6 in the second quarter of 2025, an increase of $53.0, or 12.5%, from the second quarter of 2024. The increase in sales was primarily driven by higher sales volumes due to products increasing by $42.0 and service & spares increasing by $11.0, including the positive impact of foreign currency of approximately $23.5 compared to the second quarter of 2024.
Operating profit (loss) in the second quarter of 2025 was $104.2, a decrease of $5.3 compared with the second quarter of 2024. Margin decreased primarily due to the mix of product and service sales and operational inefficiencies.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, Human Resources, and global product platform development and offering management. Total corporate and other costs were $58.7 and $45.1 in the second quarter of 2025 and 2024, respectively. Total corporate and other costs increased $13.6 compared to the second quarter of 2024 primarily due to an increase of certain employee related costs and an increase in the foreign currency loss of $2.1.

Comparison of the Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024

(Dollars in millions)	Six months ended June 30, 2025	Six months ended June 30, 2024	$ Change	% Change
Net sales	$4,674.1	$3,591.9	$1,082.2	30.1%
Cost of sales	3,091.0	2,284.3	806.7	35.3
Gross profit	1,583.1	1,307.6	275.5	21.1
Selling, general and administrative expenses	741.9	677.8	64.1	9.5
Amortization of intangibles	92.9	91.8	1.1	1.2
Restructuring costs	3.0	(2.2)	5.2	236.4
Foreign currency (gain) loss, net	4.9	3.4	1.5	44.1
Other operating expense (income)	7.3	(1.8)	9.1	505.6
Operating profit (loss)	733.1	538.6	194.5	36.1
Interest expense, net	46.6	83.8	(37.2)	(44.4)
Loss on extinguishment of debt	—	1.1	(1.1)	(100.0)
Change in fair value of warrant liabilities	—	202.0	(202.0)	(100.0)
Income tax expense	197.8	79.5	118.3	148.8
Net income (loss)	$488.7	$172.2	$316.5	183.8%
Net Sales
Net sales were $4,674.1 in the first six months of 2025, an increase of $1,082.2, or 30.1%, compared with $3,591.9 in the first six months of 2024. The increase in sales was primarily driven by higher sales volumes including the positive impacts from foreign currency of $3.2. Product sales increased $975.3, which included the positive impacts from foreign currency of $6.8. Services & spares sales increased $106.9, which included negative impacts from foreign currency of $3.6.
Excluding intercompany sales, net sales were $2,787.6 in the Americas, $1,007.4 in Asia Pacific and $879.1 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $3,091.0 in the first six months of 2025, an increase of $806.7, or 35.3% compared to the first six months of 2024. The increase in cost of sales was primarily driven by the impact of higher volumes. Gross profit was $1,583.1 in the six months of 2025, or 33.9% of sales, compared to $1,307.6, or 36.4% of sales in the second quarter of 2024. Margin was slightly down in the first six months of 2025 due primarily to the mix of product and service sales in addition to tariffs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $741.9 in the first six months of 2025, an increase of $64.1, or 9.5% compared to the first six months of 2024. The increase in SG&A was primarily driven by increased compensation costs. SG&A as a percentage of sales were 15.9% in the first six months of 2025 compared with 18.9% in the first six months of 2024.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $108.1 for the first six months of 2025, which was a $16.9 increase from the first six months of 2024. The increase was primarily due to a $9.1 decrease in other operating expense (income) primarily due to the mark-to-market losses associated with the economic hedges, a $5.2 increase in restructuring costs, and a $1.5 increase in foreign currency loss.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the then outstanding private warrants. The change in fair value of the outstanding private warrants during the first six months of 2024 resulted in a loss of $202.0. The change in fair value of these warrants was the result of changes in market prices of our common stock, and other observable inputs deriving the value of the financial instruments. On December 6, 2024, Cote SPAC I LLC elected to exercise the remaining 5,266,667 outstanding private warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. As of June 30, 2025, there were no private warrants outstanding.

Interest Expense
Interest expense, net, was $46.6 in the first six months of 2025 compared to $83.8 in the first six months of 2024. The $37.2 decrease is primarily driven by $18.7 of reduced interest expense as a result of our Term Loan amendments, which resulted in a reduction to our interest rate margin, and a $11.2 increase in interest income. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be mitigated by our interest rate swaps and interest income.
Income Taxes
Income tax expense was $197.8 in the first six months of 2025 compared to $79.5 in the first six months of 2024. The $118.3 increase is primarily due to increased business performance, the change in the discrete tax expense due to legislative changes effective in the first quarter of 2025 and changes related to stock compensation activity. The effective rate in the first six months of 2025 was primarily influenced by the negative impact of a valuation allowance established to account for legislative changes effective in the first quarter of 2025 partially offset by favorable impact of other discrete items such as stock compensation and changes in deferred tax liabilities. For the first six months of 2024, income tax expense was primarily influenced by the negative impact of non-deductible changes in fair value of the warrant liabilities and discrete tax benefits related to stock compensation.
Business Segments
The following is detail of business segment results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 10 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Six months ended June 30, 2025	Six months ended June 30, 2024	$ Change	% Change
Net sales	$2,787.6	$2,046.1	$741.5	36.2%
Operating profit (loss)	644.3	472.9	171.4	36.2
Margin	23.1%	23.1%
Americas net sales were $2,787.6 in the first six months of 2025, an increase of $741.5, or 36.2%, from the first six months of 2024. The increase in sales was primarily driven by higher sales volumes due to products increasing by $670.9 and sales of service & spares increasing by $70.6. Americas net sales were negatively impacted by foreign currency of approximately $9.3.
Operating profit (loss) in the first six months of 2025 was $644.3, an increase of $171.4 compared with the first six months of 2024. Margin was flat due to the mix of product and service sales in addition to the negative impact of tariffs.
Asia Pacific

(Dollars in millions)	Six months ended June 30, 2025	Six months ended June 30, 2024	$ Change	% Change
Net sales	$1,007.4	$741.4	$266.0	35.9%
Operating profit (loss)	104.9	62.7	42.2	67.3
Margin	10.4%	8.5%
Asia Pacific net sales were $1,007.4 in the first six months of 2025, an increase of $266.0, or 35.9%, from the first six months of 2024. The increase in sales were primarily driven by growth across the whole region, partially offset by the negative impact of foreign currency of approximately $5.4. Net sales of products improved by $240.7, and service & spares improved by $25.3.
Operating profit (loss) in the first six months of 2025 was $104.9, an increase of $42.2 compared with the first six months of 2024. Margin increased primarily due to leveraging our fixed costs and a one-time supplier expense in 2024.

Europe, Middle East & Africa

(Dollars in millions)	Six months ended June 30, 2025	Six months ended June 30, 2024	$ Change	% Change
Net sales	$879.1	$804.4	$74.7	9.3%
Operating profit (loss)	182.9	179.8	3.1	1.7
Margin	20.8%	22.4%
Europe, Middle East & Africa net sales of $879.1 in the first six months of 2025, increased by $74.7, or 9.3%, from the first six months of 2024. Sales increases were primarily due to increased volumes due to products increasing by $63.7, services & spares increased by $11.0 compared to the first six months of 2024. Europe, Middle East & Africa new sales were positively impacted by foreign currency of approximately $17.9.
Operating profit (loss) in the first six months of 2025 was $182.9, an increase of $3.1 compared with the first six months of 2024. Margin decreased primarily due to the mix of product and service sales and operational inefficiencies.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, Human Resources, and global product platform development and offering management. Total corporate and other costs were $106.1 and $85.0 in the first six months of 2025 and 2024, respectively. Total corporate and other costs increased by $21.1 compared to the first six months of 2024 primarily due to an increase of certain employee related costs and an increase in the foreign currency loss of $1.5.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments (including the Acquisition) and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects, such as capacity and facility expansion, that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $84.7 during the first six months of 2025. We expect to have capital expenditures (including capitalized software) of $250.0 to $300.0 for the full year 2025.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations and other financial instruments. Refer below, as well as to “Note 5 — Debt” and “Note 12 — Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements for more information. In addition, we have uncertain tax positions that are further discussed in “Note 6 — Income Taxes” of the Unaudited Condensed Consolidated Financial Statements. We anticipate payments for lease obligations of approximately $75.0 for the full year 2025. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes due 2028, with an outstanding principal amount of $850.0 as of June 30, 2025 (the “Notes”), the Term Loan due 2027, with an outstanding principal amount of $2,086.5 as of June 30, 2025 (the “Term Loan”), and the ABL Revolving Credit Facility, due 2029, providing up to $800.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $200.0, for which none was outstanding as of June 30, 2025 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”).
At June 30, 2025, we had $1,640.8 in cash and cash equivalents and $98.2 in short-term investments, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At June 30, 2025, Vertiv had $783.0 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $17.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
We believe our current cash, cash equivalent, and short-term investment levels, augmented by availability under the ABL Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, as well as the resources necessary to fund the Acquisition (if consummated), invest for growth in existing businesses, and manage our capital structure on a short- and long-term basis. We expect to continue to opportunistically access the capital and financing markets from time to time. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance that we will continue to have access to the capital and financing markets on acceptable terms.

Summary Statement of Cash Flows
Six Months Ended June 30, 2025 and 2024

(Dollars in millions)	2025	2024	$ Change	% Change
Net cash provided by (used for) operating activities	$626.2	$519.0	$107.2	20.7%
Net cash provided by (used for) investing activities	(182.8)	(81.5)	(101.3)	(124.3)
Net cash provided by (used for) financing activities	(32.9)	(626.7)	593.8	94.8
Capital expenditures	(81.5)	(69.9)	(11.6)	(16.6)
Investments in capitalized software	(3.2)	(11.6)	8.4	72.4
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $626.2 in the first six months of 2025, a $107.2 increase in cash generation compared to the first six months of 2024. Net income from operations of $488.7 included $196.8 of net non-cash expense items, consisting of depreciation and amortization of $144.9, non-cash stock-based compensation expense of $24.5, amortization of debt discount and issuance costs of $4.3, and deferred taxes of $23.1. Trade working capital utilized $95.2 in the first six months of 2025 compared to $3.6 utilized in the first six months of 2024.

Net Cash provided by (used for) Investing Activities
Net cash used for investing activities was $182.8 in the first six months of 2025 compared to net cash used for investing activities of $81.5 in the first six months of 2024. The increased use of cash over the comparable period was primarily driven by purchases of short-term investments of $98.1.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $32.9 in the first six months of 2025 compared to $626.7 used for financing activities in the first six months of 2024. The decrease in cash used in 2025 was primarily the result of a $599.9 decrease in repurchases of common shares, offset by a $14.1 decrease in employee taxes paid for shares withheld, a $10.6 decrease in exercise of employee stock options, and a $9.7 increase in dividend payments.
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, we are not a party to any material, pending legal proceedings or claims at June 30, 2025. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourself. We consider settlement of cases when, in management’s judgment, it is in the best interests of both Vertiv and its shareholders to do so.
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
On June 9, 2023, two Vertiv shareholders, Matthew Sullivan and Jose Karlo Ocampo Avenido, brought a derivative lawsuit, Sullivan v. Johnson, et al., C.A. No. 2023-0608 (the "Sullivan Action"), against Vertiv (as nominal defendant only) and certain of the Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. Further, on November 19, 2024, another Vertiv shareholder, Laura Hanna, brought a derivative lawsuit, Hanna v. Johnson, et al. (the "Hanna Action"), against Vertiv (as nominal defendant only) and certain of Company’s directors and officers in Delaware Court of Chancery for breach of fiduciary duty. The complaints allege that the named directors and officers caused the Company to issue materially false and/or misleading public statements with respect to inflationary and supply chain pressures and pricing issues, and that the Company suffered damages as a result. The Sullivan Action has been stayed since August 10, 2023 pending the outcome of the motion to dismiss in the securities class action. On February 13, 2025, the Delaware Court of Chancery entered an order that (i) consolidated the Sullivan Action and Hanna Action into a single consolidated derivative lawsuit, In re Vertiv Holdings Co Stockholder Derivative Litigation, Consolidated C.A. No. 2023-0608-NAC (the “Consolidated Derivative Action”), (ii) designated the complaint in the Hanna Action as the operative complaint in the Consolidated Derivative Action, and (iii) stayed the Consolidated Derivative Action on terms identical to those of the existing stay of the Sullivan Action.
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
As of June 30, 2025, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
The Company's risk factors, as of June 30, 2025, have not materially changed from those described in Part 1, Item 1A of our 2024 Form 10-K for the fiscal year ended December 31, 2024.
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
As of June 30, 2025, $2.4 billion shares were available for repurchase. During 2025, Vertiv made no share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Item 5A. Other Information
None.
Item 5C. Plan 10b5-1 Plan Adoptions and Modification
During the second quarter covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1	Transition and Consulting Agreement, dated May 28, 2025 (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2025	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer