Form 10-Q
period 2025-09-30
Vertiv Holdings Co
filed 2025-10-22
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2025

or

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
Yes ☐ No ☒
As of October 20, 2025, there were 382,338,313 shares of the Company’s Class A common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Net sales
Net sales - products	$2,214.4	$1,653.7	$6,030.1	$4,479.2
Net sales - services	461.4	419.8	1,319.8	1,186.2
Net sales	2,675.8	2,073.5	7,349.9	5,665.4
Costs and expenses
Cost of sales - products	1,398.4	1,066.3	3,980.8	2,875.6
Cost of sales - services	266.7	250.8	775.3	725.8
Cost of sales	1,665.1	1,317.1	4,756.1	3,601.4
Operating expenses
Selling, general and administrative expenses	414.3	334.6	1,156.2	1,012.4
Amortization of intangibles	48.2	45.3	141.1	137.1
Restructuring costs	30.7	6.3	33.7	4.1
Foreign currency (gain) loss, net	0.9	5.3	5.8	8.7
Other operating expense (income)	(0.1)	(6.7)	7.2	(8.5)
Operating profit (loss)	516.7	371.6	1,249.8	910.2
Interest expense, net	22.8	35.9	69.4	119.7
Loss on extinguishment of debt	1.7	—	1.7	1.1
Change in fair value of warrant liabilities	—	67.2	—	269.2
Income (loss) before income taxes	492.2	268.5	1,178.7	520.2
Income tax expense (benefit)	93.7	91.9	291.5	171.4
Net income (loss)	$398.5	$176.6	$887.2	$348.8

Earnings (loss) per share:
Basic	$1.04	$0.47	$2.33	$0.93
Diluted	$1.02	$0.46	$2.27	$0.90
Weighted-average shares outstanding:
Basic	382,025,408	375,203,364	381,455,627	376,353,335
Diluted	390,928,669	384,316,065	390,257,902	386,106,229

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Net income (loss)	$398.5	$176.6	$887.2	$348.8
Other comprehensive income (loss), net of tax:
Foreign currency translation	(23.1)	124.9	170.8	64.8
Interest rate swaps	(5.3)	(22.4)	(21.6)	(19.0)
Pension	(0.4)	—	(0.2)	(0.1)
Foreign currency exchange forwards	2.8	(4.3)	19.0	(8.1)
Other comprehensive income (loss), net of tax:	(26.0)	98.2	168.0	37.6
Comprehensive income	$372.5	$274.8	$1,055.2	$386.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,396.0	$1,227.6
Short-term investments	544.6	—
Accounts receivable, less allowances of $25.3 and $22.4, respectively	2,810.7	2,362.7
Inventories	1,437.1	1,244.4
Other current assets	360.8	267.1
Total current assets	6,549.2	5,101.8
Property, plant and equipment, net	698.0	625.1
Other assets:
Goodwill	1,444.2	1,321.1
Other intangible assets, net	1,507.8	1,487.1
Deferred income taxes	258.5	303.3
Right-of-use assets, net	283.7	202.1
Other	74.9	92.0
Total other assets	3,569.1	3,405.6
Total assets	$10,816.3	$9,132.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20.9	$21.0
Accounts payable	1,718.9	1,316.4
Deferred revenue	1,131.9	1,063.3
Accrued expenses and other liabilities	681.4	612.6
Income taxes	23.7	83.7
Total current liabilities	3,576.8	3,097.0
Long-term debt, net	2,897.6	2,907.2
Deferred income taxes	285.1	240.3
Long-term lease liabilities	231.4	171.4
Other long-term liabilities	316.7	282.3
Total liabilities	7,307.6	6,698.2
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 382,258,808 and 380,703,974 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,883.2	2,821.4
Retained earnings	606.3	(238.3)
Accumulated other comprehensive income (loss)	19.2	(148.8)
Total equity	3,508.7	2,434.3
Total liabilities and equity	$10,816.3	$9,132.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash flows from operating activities:
Net income (loss)	$887.2	$348.8
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	70.9	60.7
Amortization	149.4	145.3
Deferred income taxes	92.2	(53.1)
Amortization of debt discount and issuance costs	5.3	5.5
Change in fair value of warrant liabilities	—	269.2
Stock-based compensation	38.7	25.8
Changes in operating working capital	(140.7)	69.2
Other	31.9	22.7
Net cash provided by (used for) operating activities	1,134.9	894.1
Cash flows from investing activities:
Capital expenditures	(126.7)	(106.3)
Investments in capitalized software	(4.7)	(14.4)
Purchase of short-term investments	(539.6)	—
Acquisition of businesses, net of cash acquired	(221.7)	—
Net cash provided by (used for) investing activities	(892.7)	(120.7)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	—	270.0
Repayments of ABL revolving credit facility and short-term borrowings	—	(270.0)
Repayment of long-term debt	(15.7)	(15.9)
Dividend payment	(42.6)	(28.1)
Repurchase of common stock	—	(599.9)
Exercise of employee stock options	22.0	25.0
Employee taxes paid from shares withheld	(8.0)	(21.5)
Net cash provided by (used for) financing activities	(44.3)	(640.4)
Effect of exchange rate changes on cash and cash equivalents	14.1	(4.2)
Increase (decrease) in cash, cash equivalents and restricted cash	212.0	128.8
Beginning cash, cash equivalents and restricted cash	1,232.2	788.6
Ending cash, cash equivalents and restricted cash	$1,444.2	$917.4
Changes in operating working capital
Accounts receivable	$(339.8)	$(190.4)
Inventories	(143.1)	(364.8)
Other current assets	(40.7)	(47.1)
Accounts payable	362.1	258.9
Deferred revenue	49.4	371.7
Accrued expenses and other liabilities	45.2	17.2
Income taxes	(73.8)	23.7
Total changes in operating working capital	$(140.7)	$69.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	380,703,974	$—	$2,821.4	$(238.3)	$(148.8)	$2,434.3
Net income (loss)	—	—		164.5	—	164.5
Exercise of employee stock options	109,017	—	1.3	—	—	1.3
Stock-based compensation activity, net of shares withheld for tax(1)	169,340	—	4.5	—	—	4.5
Employee 401K match with Vertiv stock	18,813	—	2.4	—	—	2.4
Dividend	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	73.6	73.6
Balance at March 31, 2025	381,001,144	$—	$2,829.6	$(88.0)	$(75.2)	$2,666.4
Net income (loss)	—	—		324.2	—	324.2
Exercise of employee stock options	733,437	—	11.7	—	—	11.7
Stock-based compensation activity, net of shares withheld for tax(2)	7,784	—	13.0	—	—	13.0
Employee 401K match with Vertiv stock	61,463	—	3.9	—	—	3.9
Dividend	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	120.4	120.4
Balance at June 30, 2025	381,803,828	$—	$2,858.2	$222.0	$45.2	$3,125.4
Net income (loss)	—	—	—	398.5	—	398.5
Exercise of employee stock options	415,849	—	9.0	—	—	9.0
Stock-based compensation activity, net of shares withheld for tax(3)	16,106	—	13.2	—	—	13.2
Employee 401K match with Vertiv stock	23,025	—	2.8	—	—	2.8
Dividend	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	(26.0)	(26.0)
Balance at September 30, 2025	382,258,808	$—	$2,883.2	$606.3	$19.2	$3,508.7
(1)Net stock compensation activity includes 239,098 vested shares offset by 69,758 shares withheld for taxes valued at $6.7 and stock-based compensation of $11.2.
(2)Net stock compensation activity includes 12,562 vested shares offset by 4,778 shares withheld for taxes valued at $0.3 and stock-based compensation of $13.3.
(3)Net stock compensation activity includes 24,519 vested shares offset by 8,413 shares withheld for taxes valued at $1.0 and stock-based compensation of $14.2.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital		Treasury Share Capital
	Shares	Amount	Treasury Stock	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	381,788,876	$—	—	$—	$2,711.3	$(691.9)	$(4.5)	$2,014.9
Net income (loss)	—	—	—	—	—	(5.9)	—	(5.9)
Exercise of employee stock options	1,109,113	—	—	—	14.4	—	—	14.4
Stock-based compensation activity, net of withholding for tax(1)	102,833	—	—	—	17.3	—	—	17.3
Employee 401K match with Vertiv stock	44,968	—	—	—	2.2	—	—	2.2
Dividend	—	—	—	—	—	(9.3)	—	(9.3)
Repurchase of common stock	(9,076,444)	—	9,076,444	(605.9)	—	—	—	(605.9)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(34.3)	(34.3)
Balance at March 31, 2024	373,969,346	$—	9,076,444	$(605.9)	$2,745.2	$(707.1)	$(38.8)	$1,393.4
Net income (loss)	—	—	—	—	—	178.1	—	178.1
Exercise of employee stock options	693,261	—	—	—	9.2	—	—	9.2
Stock-based compensation, net of shares withheld for tax(2)	412,459	—	—	—	(10.7)	—	—	(10.7)
Employee 401K match with Vertiv stock	38,061	—	—	—	3.2	—	—	3.2
Dividend	—	—	—	—	—	(9.4)	—	(9.4)
Retirement of treasury stock	—	—	(9,076,444)	605.9	(605.9)	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(26.3)	(26.3)
Balance at June 30, 2024	375,113,127	$—	—	$—	$2,141.0	$(538.4)	$(65.1)	$1,537.5
Net income (loss)	—	—	—	—	—	176.6	—	176.6
Exercise of employee stock options	100,303	—	—	—	1.4	—	—	1.4
Stock-based compensation, net of shares withheld for tax(3)	10,299	—	—	—	7.0	—	—	7.0
Employee 401K match with Vertiv stock	26,024	—	—	—	2.4	—	—	2.4
Dividend	—	—	—	—	—	(9.4)	—	(9.4)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	98.2	98.2
Balance at September 30, 2024	375,249,753	$—	—	$—	$2,151.8	$(371.2)	$33.1	$1,813.7
(1)Net stock compensation activity includes 146,095 vested shares offset by 43,262 shares withheld for taxes valued at $3.0, stock-based compensation of $9.2, and employee incentive compensation of $11.1 awarded in fully vested shares.
(2)Net stock compensation activity includes 606,060 vested shares offset by 193,601 shares withheld for taxes valued at $18.1, stock-based compensation of $8.5, and forfeitures in employee incentive compensation of $1.1.
(3)Net stock compensation activity includes 15,583 vested shares offset by 5,284 shares withheld for taxes valued at $0.4, stock-based compensation of $8.1 and forfeitures in employee incentive compensation of $0.7.

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
Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07: Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. This ASU provides amendments by requiring disclosure of incremental segment information on an annual and interim basis. The amendments are effective in fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has expanded our current segment information in accordance with this standard, refer to "Note 11 - Segment Information".
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides amendments that provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments are effective in fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill & Other—Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU provides amendments that remove all references to prescriptive and sequential software development stages, and require entities to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project, and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective fiscal years beginning after December 15, 2027 and for interim reporting within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of this guidance on its Consolidated Financial Statements.
(3) ACQUISITION
On July 17, 2025, the Company entered into a sale and purchase agreement to acquire Great Lakes Data Racks & Cabinets family of companies ("Great Lakes"). The transaction closed on August 20, 2025 ("Acquisition"). Great Lake's portfolio includes standard and custom racks, integrated cabinets, seismic cabinets, and enhanced cable management access options for both retrofit and greenfield applications. Total consideration transferred was $203.5. The preliminary valuation of the assets acquired include $107.6 of finite-lived identifiable intangible assets, $31.8 of all other net assets acquired consisting primarily of accounts receivable and inventory, and $64.1 of tax-deductible goodwill. Goodwill was allocated to the America's segment. Identifiable intangible assets have initial useful lives of 5 to 10 years and include customer relationships, developed technology, and trademarks. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that the asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. The Company is still in the process of finalizing the valuation estimates to determine the final purchase price allocation including the final working capital adjustments and amounts allocated to intangible assets.
(4) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.
Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended September 30, 2025
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$1,426.6	$392.7	$348.3	$2,167.6
Services & spares	285.8	127.1	95.3	508.2
Total	$1,712.4	$519.8	$443.6	$2,675.8

Timing of Revenue Recognition:
Products and services transferred at a point in time	$1,456.9	$394.4	$327.2	$2,178.5
Products and services transferred over time	255.5	125.4	116.4	497.3
Total	$1,712.4	$519.8	$443.6	$2,675.8

	Three months ended September 30, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$957.0	$313.9	$344.7	$1,615.6
Services & spares	241.6	118.5	97.8	457.9
Total	$1,198.6	$432.4	$442.5	$2,073.5

Timing of Revenue Recognition:
Products and services transferred at a point in time	$893.7	$311.9	$247.5	$1,453.1
Products and services transferred over time	304.9	120.5	195.0	620.4
Total	$1,198.6	$432.4	$442.5	$2,073.5

	Nine months ended September 30, 2025
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$3,705.7	$1,150.5	$1,041.4	$5,897.6
Services & spares	794.3	376.7	281.3	1,452.3
Total	$4,500.0	$1,527.2	$1,322.7	$7,349.9

Timing of Revenue Recognition:
Products and services transferred at a point in time	$3,787.0	$1,155.7	$968.6	$5,911.3
Products and services transferred over time	713.0	371.5	354.1	1,438.6
Total	$4,500.0	$1,527.2	$1,322.7	$7,349.9

	Nine months ended September 30, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$2,565.2	$831.0	$974.1	$4,370.3
Services & spares	679.5	342.8	272.8	1,295.1
Total	$3,244.7	$1,173.8	$1,246.9	$5,665.4

Timing of Revenue Recognition:
Products and services transferred at a point in time	$2,448.0	$825.1	$692.4	$3,965.5
Products and services transferred over time	796.7	348.7	554.5	1,699.9
Total	$3,244.7	$1,173.8	$1,246.9	$5,665.4

The opening and closing balances of current and long-term deferred revenue as of September 30, 2025 and December 31, 2024 were as follows:

	Balances at September 30, 2025	Balances at December 31, 2024
Deferred revenue - current	$1,131.9	$1,063.3
Deferred revenue - noncurrent(1)	106.2	91.3
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
The amount of deferred revenue - current recognized for the three and nine months ended September 30, 2025 was $172.1 and $736.6. Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $55.3, $28.0 and $22.9 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.

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
Restructuring expense by business segment were as follows:

	Three months ended September 30, 2025	Three months ended September 30, 2024(1)	Nine months ended September 30, 2025	Nine months ended September 30, 2024(1)
Americas	$—	$(6.1)	$0.7	$(5.8)
Asia Pacific	—	—	0.9	(2.1)
Europe, Middle East & Africa	—	12.8	0.9	13.5
Corporate	30.7	(0.4)	31.2	(1.5)
Total	$30.7	$6.3	$33.7	$4.1
(1)    During the three and nine months ended September 30, 2024 restructuring reserves were adjusted due to new restructuring activities in Europe, Middle East & Africa and slightly offset by a change in restructuring plans previously recorded in Americas.
The Company has an on-going multi-year restructuring program in place to align its cost structure to support margin expansion targets. The program includes workforce reductions and footprint optimization across all segments. During the three months ended September 30, 2025 the Company initiated an additional global restructuring program to streamline operations, optimize our cost structure and improve operational efficiencies. This program was initiated at the global level, and as such, these costs are captured within the Corporate category above. The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2024, the non-current liability for estimated restructuring costs decreased by $6.5 due to a change in restructuring plans.
The change in the current liability for the restructuring costs during the nine months ended September 30, 2025 were as follows:

	December 31, 2024	Paid/Utilized	Expense	September 30, 2025
Severance and benefits	$10.3	$(8.7)	$32.4	$34.0
Plant closing and other	0.1	(2.5)	1.3	(1.1)
Total	$10.4	$(11.2)	$33.7	$32.9
The change in the current liability for the restructuring costs during the nine months ended September 30, 2024 were as follows:

	December 31, 2023	Paid/Utilized	Expense	September 30, 2024
Severance and benefits	$25.1	$(10.3)	$(2.7)	$12.1
Plant closing and other	0.1	(13.2)	13.2	0.1
Total	$25.2	$(23.5)	$10.5	$12.2
(6) DEBT
Long-term debt, net, consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Term Loan due 2032 at 6.03% and 6.19% at September 30, 2025 and December 31, 2024, respectively	$2,081.3	$2,097.0
Senior Secured Notes due 2028 at 4.125% at both September 30, 2025 and December 31, 2024	850.0	850.0
Unamortized discount and issuance costs	(12.8)	(18.8)
	2,918.5	2,928.2
Less: current portion	(20.9)	(21.0)
Total long-term debt, net of current portion	$2,897.6	$2,907.2

Term Loan Amendment
On August 12, 2025, Vertiv Group Corporation (the "Borrower"), a wholly-owned subsidiary of the Company, certain subsidiaries of the Borrower, the Term Loan lenders and Citibank, N.A., as administrative agent, entered into an amendment to the Term Loan credit facility, which, among other things, (i) extended the maturity of the Term Loan by creating a new single 7-year term loan tranche with a maturity date of August 12, 2032 and (ii) increased the size of the debt basket for the ABL Revolving Credit Facility. All other material provisions of the Credit Agreement remain materially unchanged, including but not limited to the pricing. The Company recognized a loss on the extinguishment of debt of $1.7 related to the extension for the three and nine months ended September 30, 2025.
ABL Revolving Credit Facility
At September 30, 2025, Vertiv Group Corporation (the "Borrower"), a wholly-owned subsidiary of the Company, and certain subsidiaries of the Borrower (the “Co-Borrowers”) had $782.8 of availability under the Asset Based Revolving Credit Facility, due 2029 (the “ABL Revolving Credit Facility”) (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $17.2, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At both September 30, 2025 and December 31, 2024, there was no outstanding balance on the ABL Revolving Credit Facility.
(7) INCOME TAXES
The Company’s effective tax rate was 19.0%, 24.7%, 34.2% and 32.9% for the three and nine months ended September 30, 2025 and 2024, respectively. The effective tax rate in the three months ended September 30, 2025 was primarily influenced by discrete tax benefits related to stock compensation and return to provision adjustments. The effective tax rate in the nine months ended September 30, 2025 was primarily influenced by the negative impact of a valuation allowance established to account for legislative changes effective in the first quarter of 2025, partially offset by discrete tax benefits related to changes in deferred tax liabilities, stock compensation and return to provision adjustments. The effective rate for the comparative three and nine months ended September 30, 2024 was primarily influenced by the negative impacts of non-deductible changes in the fair value of the warrant liabilities, and discrete tax benefits related to stock compensation activity in the respective periods.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of September 30, 2025, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(8) OTHER FINANCIAL INFORMATION

	September 30, 2025	December 31, 2024
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,396.0	$1,227.6
Restricted cash included in other current assets(1)	48.2	4.6
Total cash, cash equivalents, and restricted cash	$1,444.2	$1,232.2
(1)    Restricted cash primarily relates to funds held in escrow related to the Acquisition. Refer to "Note 3 - Acquisition" for additional information.

	September 30, 2025	December 31, 2024
Inventories
Finished products	$553.0	$400.8
Raw materials	669.2	564.7
Work in process	214.9	278.9
Total inventories	$1,437.1	$1,244.4

	September 30, 2025	December 31, 2024
Property, plant and equipment, net(1)
Machinery and equipment	$693.7	$570.1
Buildings	398.1	362.1
Land	41.6	39.4
Construction in progress	95.1	87.5
Property, plant and equipment, at cost	1,228.5	1,059.1
Less: Accumulated depreciation	(530.5)	(434.0)
Property, plant and equipment, net	$698.0	$625.1
(1)    Property, plant and equipment, net in the United States was $163.0 and $148.8 as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025	December 31, 2024
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$167.3	$147.8
Restructuring (see Note 5)	32.9	10.4
Operating lease liabilities	64.0	45.7
Product warranty	35.1	27.5
Other	382.1	381.2
Total	$681.4	$612.6

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Change in product warranty accrual
Balance at the beginning of the period	$27.5	$26.1
Provision charge to expense	24.7	18.8
Paid/utilized	(17.1)	(17.6)
Balance at the end of the period	$35.1	$27.3
(9) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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

Recurring fair value measurements
A summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		As of September 30, 2025
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,396.0	$1,396.0	$—	$—
Interest rate swaps	Other current assets	25.7	—	25.7	—
Foreign currency exchange forwards	Other current assets	8.4	—	8.4	—
Economic hedges	Other current assets	8.5	—	8.5	—
Interest rate swaps	Other noncurrent assets	9.8	—	9.8	—
Total assets		$1,448.4	$1,396.0	$52.4	$—

		As of December 31, 2024
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,227.6	$1,227.6	$—	$—
Interest rate swaps	Other current assets	30.3	—	30.3	—
Economic hedges	Other current assets	9.8	—	9.8	—
Interest rate swaps	Other noncurrent assets	33.3	—	33.3	—
Total assets		$1,301.0	$1,227.6	$73.4	$—

Liabilities:
Foreign currency exchange forwards	Accrued expenses and other liabilities	$8.8	$—	$8.8	$—
Total liabilities		$8.8	$—	$8.8	$—
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
The Company uses interest rate swaps to manage the interest rate risk of the Company’s total debt portfolio and related overall cost of borrowing. At both September 30, 2025 and December 31, 2024, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. During the three and nine months ended September 30, 2025, and 2024 the Company recognized $8.3, $24.7, $10.8, and $32.2 respectively, within “Interest expense, net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss). At September 30, 2025, the Company expects approximately $25.7 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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

Foreign currency exchange forwards - The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. The duration of the derivatives are generally less than one year. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market; as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure is recognized. At September 30, 2025 and December 31, 2024, we had derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $200.4 and $129.0, respectively. For the three and nine months ended September 30, 2025 there were realized gains of $1.4 and losses of $4.5 associated with the foreign currency exchange swaps within "Cost of sales - products" on the Unaudited Condensed Consolidated Statements of Earnings (Loss). For the three and nine months ended September 30, 2024 there were $1.4 and $0.8 realized losses associated with the foreign currency exchange swaps.
Economic hedges - At September 30, 2025 and December 31, 2024 we had derivative instruments which hedge our purchases of aluminum at 10,950.0 and 10,730.0 metric tons, respectively, and copper with notional amounts of 10,208.7 and 7,330.0 metric tons, respectively. The Company values these instruments using broker quotations, market transactions or option pricing model based on observable market inputs, as such, these derivative instruments are classified in Level 2. These derivative instruments were treated as economic hedges and for the three and nine months ended September 30, 2025 and 2024 the Company recognized mark-to-market losses of $0.4 and $8.2, and gains of $3.3 and $6.4, respectively, within "Other operating expense (income)" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).
Private warrants — On December 6, 2024, Cote SPAC I LLC exercised its remaining 5,266,667 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. Prior to exercise, the fair value of the private warrants were considered a Level 2 valuation and were determined using the Black-Sholes-Merton valuation model. The Company recognized a loss of $67.2 and $269.2 for the three and nine months ended September 30, 2024, respectively, in "Change in the fair value of warrant liabilities" on the Unaudited Condensed Consolidated Statement of Earnings (Loss) associated with the mark-to-market adjustment on the 5,266,667 previously outstanding private warrants. As of September 30, 2025, there were no outstanding private warrants.
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $(0.6), $(1.5), $(2.8), and $2.5 for the three and nine months ended September 30, 2025 and 2024, respectively, and is included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). As of September 30, 2025 and December 31, 2024, $49.4 and $24.0, respectively, of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Fair Value	Par Value(1)	Fair Value	Par Value(1)
Term Loan due 2032	$2,083.9	$2,081.3	$2,097.0	$2,097.0
Senior Secured Notes due 2028	830.8	850.0	802.4	850.0
(1)See “Note 6 — Debt” for additional information.
Marketable securities — The Company classifies marketable securities with maturities in excess of three months and less than one year at acquisition as held-to-maturity. These investments primarily consist of U.S. Treasury bills. The Company does not purchase and hold securities principally for the purpose of selling them in the near future, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At September 30, 2025, the Company recorded "Short-term investments" on the Condensed Consolidated Balance Sheets at amortized cost of $544.6. At September 30, 2025, the short-term investments had a fair value of $544.9. The Company values these investments by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset, which are classified within level 2.The Company held no short-term investments at December 31, 2024.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Foreign currency translation, beginning	$(10.0)	$(149.9)	$(203.9)	$(89.8)
Other comprehensive income (loss)(1)	(23.1)	124.9	170.8	64.8
Foreign currency translation, ending	(33.1)	(25.0)	(33.1)	(25.0)
Interest rate swaps, beginning	58.3	91.1	74.6	87.7
Unrealized gain (loss) deferred during the period(2)(3)	(5.3)	(22.4)	(21.6)	(19.0)
Interest rate swaps, ending	53.0	68.7	53.0	68.7
Pension, beginning	(6.7)	(2.5)	(6.9)	(2.4)
Actuarial gain (losses) recognized during the period, net of income taxes	(0.4)	—	(0.2)	(0.1)
Pension, ending	(7.1)	(2.5)	(7.1)	(2.5)
Foreign currency exchange forwards, beginning	3.6	(3.8)	(12.6)	—
Unrealized gains deferred during the period(4)	2.8	(4.3)	19.0	(8.1)
Foreign currency exchange forwards, ending	6.4	(8.1)	6.4	(8.1)
Accumulated other comprehensive income (loss)	$19.2	$33.1	$19.2	$33.1
(1)For the three and nine months ended September 30, 2025 and 2024 foreign currency translation included tax effects of $2.0, $2.3, $1.3 and $0.0, respectively.
(2)For the three and nine months ended September 30, 2025 and 2024, $8.3, $24.7, $10.8, and $32.2 respectively, were reclassified into earnings.
(3)For the three and nine months ended September 30, 2025 and 2024 interest rate swaps included tax effects of $1.8, $6.7, $7.1, and $6.1 respectively.
(4)For the three and nine months ended September 30, 2025 and 2024 foreign currency exchange forwards included tax effects of $0.8, $5.7, $2.4, and $1.2 respectively.
(11) SEGMENT INFORMATION
Operating profit (loss) is the primary income measure used by the chief operating decision maker ("CODM") to assess segment performance and make operating decisions. Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include headquarter management costs, asset impairments, and costs that support centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, Legal, Human Resources, global platform development and offering management, and global restructuring programs.
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

Reportable Business Segments

	Three months ended September 30, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$1,724.0	$597.7	$595.3	$2,917.0
Intersegment sales	11.6	77.9	151.7	241.2
Net Sales	1,712.4	519.8	443.6	2,675.8
Significant segment expenses
Cost of sales(1)	1,006.0	364.0	283.4	1,653.4
Marketing, sales and service costs	89.7	33.5	24.2	147.4
Engineering, research and development costs	54.3	29.1	26.9	110.3
Information technology costs	21.7	14.7	9.1	45.5
Other segment items(2)	38.9	10.0	16.5	65.4
Operating profit (loss)	501.8	68.5	83.5	653.8
Foreign currency gain (loss)				(0.9)
Corporate				(88.0)
Total corporate and other				(88.9)
Amortization of intangibles				(48.2)
Operating profit (loss)				516.7
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Three months ended September 30, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$1,210.0	$479.9	$597.0	$2,286.9
Intersegment sales	11.4	47.5	154.5	213.4
Net Sales	1,198.6	432.4	442.5	2,073.5
Significant segment expenses
Cost of sales(1)	740.5	305.7	260.0	1,306.2
Marketing, sales and service costs	78.9	31.7	24.5	135.1
Engineering, research and development costs	49.2	24.9	20.4	94.5
Information technology costs	21.0	13.6	8.2	42.8
Restructuring costs	(6.1)	—	12.8	6.7
Other segment items(2)	11.7	12.4	2.2	26.3
Operating profit (loss)	303.4	44.1	114.4	461.9
Foreign currency gain (loss)				(5.3)
Corporate				(39.7)
Total corporate and other				(45.0)
Amortization of intangibles				(45.3)
Operating profit (loss)				$371.6
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Nine months ended September 30, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$4,531.1	$1,699.3	$1,738.8	$7,969.2
Intersegment sales	31.1	172.1	416.1	619.3
Net Sales	4,500.0	1,527.2	1,322.7	7,349.9
Significant segment expenses
Cost of sales(1)	2,789.2	1,102.5	830.3	4,722.0
Marketing, sales and service costs	243.7	97.0	71.0	411.7
Engineering, research and development costs	159.9	83.1	77.0	320.0
Information technology costs	64.2	43.5	26.9	134.6
Restructuring costs	0.7	0.9	0.9	2.5
Other segment items(2)	96.2	26.8	50.2	173.2
Operating profit (loss)	1,146.1	173.4	266.4	1,585.9
Foreign currency gain (loss)				(5.8)
Corporate				(189.2)
Total corporate and other				(195.0)
Amortization of intangibles				(141.1)
Operating profit (loss)				1,249.8
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Nine months ended September 30, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$3,270.2	$1,288.4	$1,629.7	$6,188.3
Intersegment sales	25.5	114.6	382.8	522.9
Net Sales	3,244.7	1,173.8	1,246.9	5,665.4
Significant segment expenses
Cost of sales(1)	1,985.1	828.8	755.0	3,568.9
Marketing, sales and service costs	232.9	89.6	71.4	393.9
Engineering, research and development costs	138.3	70.9	60.8	270.0
Information technology costs	58.9	42.3	24.8	126.0
Restructuring costs	(5.8)	(2.1)	13.5	5.6
Other segment items(2)	59.0	37.5	27.2	123.7
Operating profit (loss)	776.3	106.8	294.2	1,177.3
Foreign currency gain (loss)				(8.7)
Corporate				(121.3)
Total corporate and other				(130.0)
Amortization of intangibles				(137.1)
Operating profit (loss)				$910.2
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

Total Assets	September 30, 2025	December 31, 2024
Americas	$4,383.3	$3,728.9
Asia Pacific	1,785.3	1,631.6
Europe, Middle East & Africa	2,940.5	2,654.8
	9,109.1	8,015.3
Corporate and other	1,707.2	1,117.2
Total	10,816.3	$9,132.5

Depreciation and Amortization	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Americas	$34.4	$31.5	$100.1	$93.6
Asia Pacific	9.4	8.6	27.6	25.6
Europe, Middle East & Africa	22.5	20.4	65.6	62.6
Corporate and other	9.1	8.4	27.0	24.2
Total	$75.4	$68.9	$220.3	$206.0

Capital Expenditures	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Americas	$21.0	$17.2	$59.1	$46.0
Asia Pacific	7.8	7.3	28.7	28.8
Europe, Middle East & Africa	16.2	11.2	32.3	29.7
Corporate and other	0.2	0.7	6.6	1.8
Total	$45.2	$36.4	$126.7	$106.3
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
The details of the earnings per share calculations for the three and nine months ended September 30, 2025 and 2024 are as follows:

(In millions, except share and per share amounts)	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Net income (loss)	$398.5	$176.6	$887.2	$348.8

Weighted-average number of shares outstanding - basic	382,025,408	375,203,364	381,455,627	376,353,335
Dilutive effect of equity-based compensation	8,903,261	9,112,701	8,802,275	9,752,894
Weighted-average number of shares outstanding - diluted	390,928,669	384,316,065	390,257,902	386,106,229

Earnings (loss) per share
Basic	$1.04	$0.47	$2.33	$0.93
Diluted	$1.02	$0.46	$2.27	$0.90
The dilutive effect of equity-based compensation awards was 8.9 million and 8.8 million shares, respectively, during the three and nine months ended September 30, 2025. Additional equity-based compensation awards of 0.0 million and 1.2 million shares, respectively, were also outstanding during the three and nine months ended September 30, 2025, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.
The dilutive effect of equity-based compensation awards was 9.1 million and 9.8 million shares, respectively, during the three and nine months ended September 30, 2024. Additional equity-based compensation awards and warrants were also outstanding during the three and nine months ended September 30, 2024, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Such anti-dilutive equity-based compensation awards and warrants represented 1.6 million and 4.5 million shares for the three months ended September 30, 2024, respectively, and 1.2 million and 4.5 million shares for the nine months ended September 30, 2024, respectively.

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

Bank Guarantees and Bonds
In the ordinary course of business, we are required to commit to bank guarantees and bonds that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in progress. As of September 30, 2025 the outstanding value of bank guarantees and bonds totaled $168.7.
At, September 30, 2025 other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

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
These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions, which may change over time, and that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in its Form 10-K for the year ended December 31, 2024 filed on February 18, 2025 (the "2024 Form 10-K"). These risk factors and those identified elsewhere in this Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of our customers’ markets; long sales cycles for certain Vertiv products and solutions as well as unpredictable placing or cancelling of customer orders; failure to realize sales expected from our backlog of orders and contracts, disruption of our customer’s orders or the markets; less favorable contractual terms with large customers; risks associated with governmental contracts; failure to mitigate risks associated with long-term fixed price contracts; competition in the industry in which we operate; failure to obtain performance and other guarantees from financial institutions; failure to properly manage supply chain, difficulties with third-party manufacturers and increases in costs of material, freight and/or labor, and changes in the costs of production; competition in the infrastructure technologies; risks associated with information technology disruption or cyber-security incidents; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; increase of variability in our effective tax rate costs or liabilities associated with product liability due to global operations subjecting us to income and other taxes in the United States and numerous foreign entities; the global scope of Vertiv’s operations, especially in emerging markets; failure to benefit from future significant corporate transactions; risks associated with Vertiv’s sales and operations in emerging markets including economic, political and production level risk; risks associated with future legislation and regulation of Vertiv’s customers’ markets both in the United States ("U.S.") and abroad; our ability to comply with various laws and regulations including but not limited to, laws and regulations relating to data protection and data privacy; failure to properly address legal compliance issues, particularly those related to imports/exports, anti-corruption laws, and foreign operations; risks associated with foreign trade policy, including tariffs and global trade conflict and any actions we may take in response thereto; risks associated with litigation or claims against the Company, including the risk of adverse outcomes to any legal claims and proceedings; our ability to protect or enforce our proprietary rights on which our business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters; failure to achieve environmental, social and governance goals; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; failure to remediate material weaknesses in our internal controls over financial reporting; our level of indebtedness and the ability to incur additional indebtedness; our ability to comply with the covenants and restrictions contained in our credit agreements, including restrictive covenants that restrict operational flexibility; our ability to comply with the covenants and restrictions contained in our credit agreements is not fully within our control; our ability to access funding through capital markets; resales of Vertiv securities may cause volatility in the market price of our securities; our organizational documents contain provisions that may discourage unsolicited takeover proposals; our certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of our subsidiaries to pay dividends; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; our ability to attract, train and retain key members of our leadership team and other qualified personnel; the adequacy of our insurance coverage; fluctuations in interest rates materially affecting our financial results and increasing the risk our counterparties default in our interest rate hedges; our incurrence of significant costs and devotion of substantial management time as a result of operating as a public company; expected expenses related to integration of our acquisition of the Great Lakes Data Racks & Cabinets family of companies (“Great Lakes”); the possible diversion of management time on issues related to integration of Great Lakes; the ability of Vertiv to maintain relationships with customers and suppliers of Great Lakes; and the ability of Vertiv to retain management and key employees of Great Lakes; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.
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
We have expanded our rack and cabinet solutions capabilities through the strategic acquisition of Great Lakes for approximately $200 million, completed on August 20, 2025. This acquisition strengthens Vertiv's position in delivering integrated infrastructure solutions for data centers and critical digital environments, particularly in addressing the growing demands of AI and high-density computing applications.
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
•Recent U.S. Tax Legislation: On July 4, 2025, H.R.1, also known as the One Big Beautiful Bill Act or "OBBBA", was enacted into law in the U.S. OBBBA extends some existing tax provisions set to expire beginning in 2026 while introducing or repealing other tax provisions. Pending further regulatory guidance, we do not anticipate the enacted changes to have a material impact on our financial position.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2025 and Three Months Ended September 30, 2024

(Dollars in millions)	Three months ended September 30, 2025	Three months ended September 30, 2024	$ Change	% Change
Net sales	$2,675.8	$2,073.5	$602.3	29.0%
Cost of sales	1,665.1	1,317.1	348.0	26.4
Gross profit	1,010.7	756.4	254.3	33.6
Selling, general and administrative expenses	414.3	334.6	79.7	23.8
Amortization of intangibles	48.2	45.3	2.9	6.4
Restructuring costs	30.7	6.3	24.4	387.3
Foreign currency (gain) loss, net	0.9	5.3	(4.4)	(83.0)
Other operating expense (income)	(0.1)	(6.7)	6.6	98.5
Operating profit (loss)	516.7	371.6	145.1	39.0
Interest expense, net	22.8	35.9	(13.1)	(36.5)
Loss on extinguishment of debt	1.7	—	1.7	—
Change in fair value of warrant liabilities	—	67.2	(67.2)	(100.0)
Income tax expense	93.7	91.9	1.8	2.0
Net income (loss)	$398.5	$176.6	$221.9	125.7%
Net Sales
Net sales were $2,675.8 in the third quarter of 2025, an increase of $602.3, or 29.0%, compared with $2,073.5 in the third quarter of 2024. The increase in sales was primarily driven by higher sales volumes and positive impacts from foreign currency of $13.1. Product sales increased $552.0, which included positive impacts from foreign currency of $8.9. Services & Spares sales increased $50.3, which included positive impacts from foreign currency of $4.2.
Excluding intercompany sales, net sales were $1,712.4 in the Americas, $519.8 in Asia Pacific, and $443.6 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segment section below.
Cost of Sales
Cost of sales were $1,665.1 in the third quarter of 2025, an increase of $348.0, or 26.4% compared to the third quarter of 2024. The increase in cost of sales was primarily driven by the impact of higher sales volumes. Gross profit was $1,010.7 in the third quarter of 2025, or 37.8% of sales, compared to $756.4, or 36.5% of sales in the third quarter of 2024. Margin expansion in the third quarter of 2025 was primarily driven by the mix of product and service sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $414.3 in the third quarter of 2025, an increase of $79.7 compared to the third quarter of 2024. The increase in SG&A was primarily driven by increased compensation costs. SG&A as a percentage of sales were 15.5% in the third quarter of 2025 compared with 16.1% in the third quarter of 2024.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $79.7 for the third quarter of 2025, which was a $29.5 increase from the third quarter of 2024. The increase was primarily due to a $24.4 increase in restructuring costs and a $6.6 increase in other operating expense (income) primarily due to mark-to-market losses associated with the economic hedges.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the then outstanding warrants. The change in fair value of outstanding private warrants during the third quarter of 2024 resulted in a loss of $67.2. The change in fair value of these warrants is the result of changes in market prices of our common stock and other observable inputs deriving the value of the financial instruments. On December 6, 2024, Cote SPAC I LLC elected to exercise the remaining 5,266,667 outstanding private warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. As of September 30, 2025 there were no private warrants outstanding.
Interest Expense
Interest expense, net, was $22.8 in the third quarter of 2025 compared to $35.9 in the third quarter of 2024. The $13.1 decrease was primarily driven by a $12.4 increase in interest income. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be mitigated by our interest rate swaps and interest income.
Income Taxes
Income tax expense was $93.7 in the third quarter of 2025 compared to $91.9 in the third quarter of 2024. The $1.8 increase is primarily due to increased business performance partially offset by discrete tax benefits for stock compensation and return to provision adjustments. The effective rate in the third quarter of 2025 was primarily influenced by favorable impact discrete tax benefits for stock compensation and return to provision adjustments. The effective rate in the third quarter of 2024 was primarily influenced by the negative impact of non-deductible changes in fair value of the warrant liabilities and discrete tax benefits related to stock compensation.
Business Segments
The following is detail of business segment results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended September 30, 2025	Three months ended September 30, 2024	$ Change	% Change
Net sales	$1,712.4	$1,198.6	$513.8	42.9%
Operating profit (loss)	501.8	303.4	198.4	65.4
Margin	29.3%	25.3%
Americas net sales were $1,712.4 in the third quarter of 2025, an increase of $513.8, or 42.9%, from the third quarter of 2024. The increase in sales was primarily driven by higher sales volume due to products increasing by $469.6 and sales of service & spares increasing by $44.2. Americas net sales were negatively impacted by foreign currency of approximately $1.1.
Operating profit (loss) in the third quarter of 2025 was $501.8, an increase of $198.4, or 65.4%, compared with the third quarter of 2024. Margin increased primarily due to the mix of product and service sales in addition to operational leverage.
Asia Pacific

(Dollars in millions)	Three months ended September 30, 2025	Three months ended September 30, 2024	$ Change	% Change
Net sales	$519.8	$432.4	$87.4	20.2%
Operating profit (loss)	68.5	44.1	24.4	55.3
Margin	13.2%	10.2%
Asia Pacific net sales were $519.8 in the third quarter of 2025, an increase of $87.4, or 20.2%, from the third quarter of 2024. The increase in sales was primarily driven by growth in India and the negative impact of foreign currency of approximately $4.6. Net sales of products improved by $78.8, and sale of service & spares improved by $8.6.
Operating profit (loss) in the third quarter of 2025 was $68.5, an increase of $24.4, or 55.3%, compared with the third quarter of 2024 mainly driven by operational leverage and cost improvement actions.

Europe, Middle East & Africa

(Dollars in millions)	Three months ended September 30, 2025	Three months ended September 30, 2024	$ Change	% Change
Net sales	$443.6	$442.5	$1.1	0.2%
Operating profit (loss)	83.5	114.4	(30.9)	(27.0)
Margin	18.8%	25.9%
Europe, Middle East & Africa net sales were $443.6 in the third quarter of 2025, an increase of $1.1, or 0.2%, from the third quarter of 2024. The increase in sales was primarily driven by the positive impact of foreign currency of approximately $18.8 compared to the third quarter of 2024. Net sales of products increased by $3.6 and service & spares decreased by $2.5.
Operating profit (loss) in the third quarter of 2025 was $83.5, a decrease of $30.9, or (27.0)%, compared with the third quarter of 2024. Margin decreased primarily due to the mix of product and service sales and operational inefficiencies.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, Human Resources, and global product platform development and offering management. Total corporate and other costs were $88.9 and $45.0 in the third quarter of 2025 and 2024, respectively. Total corporate and other costs increased $43.9 compared to the third quarter of 2024 primarily due to a $31.1 increase in restructuring costs, an increase in certain employee related costs and a decrease in the foreign currency loss of $4.4.

Comparison of the Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024

(Dollars in millions)	Nine months ended September 30, 2025	Nine months ended September 30, 2024	$ Change	% Change
Net sales	$7,349.9	$5,665.4	$1,684.5	29.7%
Cost of sales	4,756.1	3,601.4	1,154.7	32.1
Gross profit	2,593.8	2,064.0	529.8	25.7
Selling, general and administrative expenses	1,156.2	1,012.4	143.8	14.2
Amortization of intangibles	141.1	137.1	4.0	2.9
Restructuring costs	33.7	4.1	29.6	722.0
Foreign currency (gain) loss, net	5.8	8.7	(2.9)	(33.3)
Other operating expense (income)	7.2	(8.5)	15.7	184.7
Operating profit (loss)	1,249.8	910.2	339.6	37.3
Interest expense, net	69.4	119.7	(50.3)	(42.0)
Loss on extinguishment of debt	1.7	1.1	0.6	54.5
Change in fair value of warrant liabilities	—	269.2	(269.2)	(100.0)
Income tax expense	291.5	171.4	120.1	70.1
Net income (loss)	$887.2	$348.8	$538.4	154.4%
Net Sales
Net sales were $7,349.9 in the first nine months of 2025, an increase of $1,684.5, or 29.7%, compared with $5,665.4 in the first nine months of 2024. The increase in sales was primarily driven by higher sales volumes including the positive impacts from foreign currency of $16.2. Product sales increased $1,527.3, which included the positive impacts from foreign currency of $15.7. Services & spares sales increased $157.2, which included positive impacts from foreign currency of $0.5.
Excluding intercompany sales, net sales were $4,500.0 in the Americas, $1,527.2 in Asia Pacific and $1,322.7 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $4,756.1 in the first nine months of 2025, an increase of $1,154.7, or 32.1% compared to the first nine months of 2024. The increase in cost of sales was primarily driven by the impact of higher volumes. Gross profit was $2,593.8 in the nine months of 2025, or 35.3% of sales, compared to $2,064.0, or 36.4% of sales in the third quarter of 2024. Margin was slightly down in the first nine months of 2025 due primarily to the mix of product and service sales in addition to tariffs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $1,156.2 in the first nine months of 2025, an increase of $143.8, or 14.2% compared to the first nine months of 2024. The increase in SG&A was primarily driven by increased compensation costs. SG&A as a percentage of sales were 15.7% in the first nine months of 2025 compared with 17.9% in the first nine months of 2024.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $187.8 for the first nine months of 2025, which was a $46.4 increase from the first nine months of 2024. The increase was primarily due to a $29.6 increase in restructuring costs and a $15.7 decrease in other operating expense (income) primarily due to the mark-to-market losses associated with the economic hedges.

Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the then outstanding private warrants. The change in fair value of the outstanding private warrants during the first nine months of 2024 resulted in a loss of $269.2. The change in fair value of these warrants was the result of changes in market prices of our common stock, and other observable inputs deriving the value of the financial instruments. On December 6, 2024, Cote SPAC I LLC elected to exercise the remaining 5,266,667 outstanding private warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. As of September 30, 2025, there were no private warrants outstanding.
Interest Expense
Interest expense, net, was $69.4 in the first nine months of 2025 compared to $119.7 in the first nine months of 2024. The $50.3 decrease is primarily driven by a $23.6 increase in interest income and a $19.8 of reduced interest expense as a result of our Term Loan amendments, which resulted in a reduction to our interest rate margin. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be mitigated by our interest rate swaps and interest income.
Income Taxes
Income tax expense was $291.5 in the first nine months of 2025 compared to $171.4 in the first nine months of 2024. The $120.1 increase is primarily due to increased business performance and discrete tax expense due to legislative changes effective in the first quarter of 2025, offset by discrete tax benefits for stock compensation and return to provision adjustments. The effective rate in the first nine months of 2025 was primarily influenced by the negative impact of a valuation allowance established to account for legislative changes effective in the first quarter of 2025 partially offset by discrete tax benefits for stock compensation, changes in deferred tax liabilities and return to provision adjustments. The effective rate in the first nine months of 2024 was primarily influenced by the negative impacts of non-deductible changes in fair value of the warrant liabilities and discrete tax benefits related to stock compensation.
Business Segments
The following is detail of business segment results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Nine months ended September 30, 2025	Nine months ended September 30, 2024	$ Change	% Change
Net sales	$4,500.0	$3,244.7	$1,255.3	38.7%
Operating profit (loss)	1,146.1	776.3	369.8	47.6
Margin	25.5%	23.9%
Americas net sales were $4,500.0 in the first nine months of 2025, an increase of $1,255.3, or 38.7%, from the first nine months of 2024. The increase in sales was primarily driven by higher sales volumes due to products increasing by $1,140.5 and sales of service & spares increasing by $114.8. Americas net sales were negatively impacted by foreign currency of approximately $10.3.
Operating profit (loss) in the first nine months of 2025 was $1,146.1, an increase of $369.8, or 47.6%, compared with the first nine months of 2024. Margin increased primarily due to the mix of product and service sales in addition to operational leverage.

Asia Pacific

(Dollars in millions)	Nine months ended September 30, 2025	Nine months ended September 30, 2024	$ Change	% Change
Net sales	$1,527.2	$1,173.8	$353.4	30.1%
Operating profit (loss)	173.4	106.8	66.6	62.4
Margin	11.4%	9.1%
Asia Pacific net sales were $1,527.2 in the first nine months of 2025, an increase of $353.4, or 30.1%, from the first nine months of 2024. The increase in sales were primarily driven by growth in India, partially offset by the negative impact of foreign currency of approximately $10.1. Net sales of products improved by $319.5, and service & spares improved by $33.9.
Operating profit (loss) in the first nine months of 2025 was $173.4, an increase of $66.6, or 62.4%, compared with the first nine months of 2024. Margin increased primarily driven by operational leverage and cost improvement actions.
Europe, Middle East & Africa

(Dollars in millions)	Nine months ended September 30, 2025	Nine months ended September 30, 2024	$ Change	% Change
Net sales	$1,322.7	$1,246.9	$75.8	6.1%
Operating profit (loss)	266.4	294.2	(27.8)	(9.4)
Margin	20.1%	23.6%
Europe, Middle East & Africa net sales of $1,322.7 in the first nine months of 2025, increased by $75.8, or 6.1%, from the first nine months of 2024. Sales were positively impacted by foreign currency by approximately $36.6. Net sales of products increased by $67.3 and services & spares increased by $2.5 compared to the first nine months of 2024.
Operating profit (loss) in the first nine months of 2025 was $266.4, a decrease of $27.8, or 9.4%, compared with the first nine months of 2024. Margin decreased primarily due to the mix of product and service sales and operational inefficiencies.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, Human Resources, and global product platform development and offering management. Total corporate and other costs were $195.0 and $130.0 in the first nine months of 2025 and 2024, respectively. Total corporate and other costs increased by $65.0 compared to the first nine months of 2024 primarily due a $32.7 increase in restructuring costs, an increase in certain employee related costs and a decrease in the foreign currency loss of $2.9.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects, such as capacity and facility expansion, that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $131.4 during the first nine months of 2025. We expect to have capital expenditures (including capitalized software) of $225.0 to $275.0 for the full year 2025.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations and other financial instruments. Refer below, as well as to “Note 6 — Debt” and “Note 13 — Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements for more information. In addition, we have uncertain tax positions that are further discussed in “Note 7 — Income Taxes” of the Unaudited Condensed Consolidated Financial Statements. We anticipate payments for lease obligations of approximately $75.0 for the full year 2025. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes due 2028, with an outstanding principal amount of $850.0 as of September 30, 2025 (the “Notes”), the Term Loan due 2032, with an outstanding principal amount of $2,081.3 as of September 30, 2025 (the “Term Loan”), and the ABL Revolving Credit Facility, due 2029, providing up to $800.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $200.0, for which none was outstanding as of September 30, 2025 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). Our Term Loan’s maturity was extended from 2027 to 2032 through an amendment which was executed on August 12, 2025.
At September 30, 2025, we had $1,396.0 in cash and cash equivalents and $544.6 in short-term investments, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At September 30, 2025, Vertiv had $782.8 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $17.2, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
We believe our current cash, cash equivalent, and short-term investment levels, augmented by availability under the ABL Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, invest for growth in existing businesses, and manage our capital structure on a short- and long-term basis. We expect to continue to opportunistically access the capital and financing markets from time to time. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance that we will continue to have access to the capital and financing markets on acceptable terms.

Summary Statement of Cash Flows
Nine Months Ended September 30, 2025 and 2024

(Dollars in millions)	2025	2024	$ Change	% Change
Net cash provided by (used for) operating activities	$1,134.9	$894.1	$240.8	26.9%
Net cash provided by (used for) investing activities	(892.7)	(120.7)	(772.0)	(639.6)
Net cash provided by (used for) financing activities	(44.3)	(640.4)	596.1	93.1
Capital expenditures	(126.7)	(106.3)	(20.4)	(19.2)
Investments in capitalized software	(4.7)	(14.4)	9.7	67.4
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $1,134.9 in the first nine months of 2025, a $240.8 increase in cash generation compared to the first nine months of 2024. Net income from operations of $887.2 included $356.5 of net non-cash expense items, consisting of depreciation and amortization of $220.3, deferred taxes of $92.2, non-cash stock-based compensation expense of $38.7, and amortization of debt discount and issuance costs of $5.3. Trade working capital utilized $140.7 in the first nine months of 2025 compared to $69.2 provided in the first nine months of 2024.

Net Cash provided by (used for) Investing Activities
Net cash used for investing activities was $892.7 in the first nine months of 2025 compared to net cash used for investing activities of $120.7 in the first nine months of 2024. The increased use of cash over the comparable period was primarily driven by purchases of short-term investments of $539.6 and the acquisition of businesses of $221.7.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $44.3 in the first nine months of 2025 compared to $640.4 used for financing activities in the first nine months of 2024. The decrease in cash used in 2025 was primarily the result of a $599.9 decrease in repurchases of common shares, offset by a $13.5 decrease in employee taxes paid for shares withheld, a $3.0 decrease in exercise of employee stock options, and a $14.5 increase in dividend payments.
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, we are not a party to any material, pending legal proceedings or claims at September 30, 2025. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourself. We consider settlement of cases when, in management’s judgment, it is in the best interests of both Vertiv and its shareholders to do so.
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
As of September 30, 2025, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
The Company's risk factors, as of September 30, 2025, have not materially changed from those described in Part 1, Item 1A of our 2024 Form 10-K for the fiscal year ended December 31, 2024.
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
As of September 30, 2025, $2.4 billion shares were available for repurchase. During 2025, Vertiv made no share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Item 5A. Other Information
None.
Item 5C. Plan 10b5-1 Plan Adoptions and Modification
During the third quarter covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1	Offer Letter for Craig Chamberlin
10.2
Amendment No. 6 to Term Loan Credit Agreement, dated as of August 12, 2025, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding II Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent.

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2025	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ David Fallon
Name: David Fallon
Title: Chief Financial Officer