Form 10-K
period 2025-12-31
Vertiv Holdings Co
filed 2026-02-13
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 30, 2025 (the last business day of the most recently completed second quarter) was approximately $48,225,235,174
As of February 9, 2026, there were 382,598,464 shares of our Class A common stock, par value $0.0001, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions, which may change over time, and that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors that may cause actual results to differ materially from historical performance include, but are not limited to: risks relating to the continued growth of our customers’ markets; long sales cycles for certain Vertiv products and solutions as well as unpredictable placing or cancelling of customer orders; failure to realize sales expected from our backlog of orders and contracts, disruption of or consolidation in our customer’s markets or categorical shifts in customer technology spending; less leverage with large customer contract terms; failure to mitigate risks associated with long-term fixed price contracts; competition in the industry in which we operate; failure to obtain performance and other guarantees from financial institutions; risks associated with governmental contracts; failure to properly manage production cost changes and supply chain, failure to anticipate market change and competition in the infrastructure technologies; risks associated with information technology ("IT") disruption or cyber-security incidents; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; increase of variability in our effective tax rate costs or liabilities associated with product liability due to global operations subjecting us to income and other taxes in the United States ("U.S.") and numerous foreign entities; costs or liabilities associated with product liability and damage to our reputation and brands; the global scope of Vertiv’s operations, especially in emerging markets; failure to benefit from future significant corporate transactions; risks associated with Vertiv’s sales and operations and expanding global production facilities; risks associated with future legislation and regulation of Vertiv’s customers’ markets; our ability to comply with various laws and regulations including but not limited to, laws and regulations relating to data protection and data privacy; failure to properly address legal compliance issues, particularly those related to imports/exports, anti-corruption laws, and foreign operations; risks associated with foreign trade policy, including tariffs and global trade conflict; risks associated with litigation or claims against the Company, including the risk of adverse outcomes to any legal claims and proceedings; our ability to protect or enforce our proprietary rights on which our business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters; failure to achieve environmental, social and governance goals; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; failure to remediate material weaknesses in our internal controls over financial reporting; our level of indebtedness and our ability to comply with the covenants and restrictions contained in our credit agreements; our ability to access funding through capital markets; resales of Vertiv securities may cause volatility in the market price of our securities; our organizational documents contain provisions that may discourage unsolicited takeover proposals; our certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of our subsidiaries to pay dividends; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; our ability to attract, train and retain key members of our leadership team and other qualified personnel; the adequacy of our insurance coverage; fluctuations in interest rates materially affecting our financial results and increasing the risk our counterparties default in our interest rate hedges; our incurrence of significant costs and devotion of substantial management time as a result of operating as a public company; and other risks and uncertainties indicated in this Annual Report including those under the heading “Item 1A. Risk Factors.”
Risk Factor Summary
Investing in Vertiv’s common stock involves a high degree of risk. You should carefully consider all information in this Annual Report prior to investing in Vertiv common stock. These risks are discussed more fully in the section titled “Item 1A. Risk Factors.” These risks and uncertainties include, but are not limited to, the following:
Customer and Industry Risks:
•A decrease in continued growth of our customers’ markets;
•The long sales cycles for certain Vertiv products and solutions offerings, as well as unpredictable placing or canceling of customer orders;
•Failure to realize sales expected from our backlog of orders and contracts;
•Disruption of or consolidation in our customers’ markets, or categorical shifts in customer technology spending;
•Less leverage with large customer contract terms;
•Failure to mitigate risks associated with long-term fixed price contracts;
•We operate in a highly competitive environment;
•Failure to obtain performance and other guarantees from financial institutions;
•Government contracts may contain onerous terms and subject us to audits, investigations, and potential penalties, sanctions, or fines;
Business Operational Risks:
•The risks associated with production cost changes and supply chain management;
•The risks associated with failing to anticipate market changes and develop competitive products in a timely manner;
•Risks associated with IT disruption or cyber-security incidents;
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
•The risks associated with operating and expanding global production facilities;
Legal and Regulatory Risks:
•Risks associated with future legislation and regulation of our customers’ markets;
•Our ability to comply with various laws and regulations, including, but not limited to, laws and regulations relating to data protection and data privacy;
•Failure to properly address legal compliance issues, particularly those related to imports/exports, anti-corruption laws, and foreign operations;
•The risks associated with export controls, import restrictions, and sanctions programs;
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
•Risks related to various environmental and sustainability- related matters, metrics and goals which may impact our business and reputation;
Financial Related Risks:
•Failure to realize the value of goodwill and intangible assets;
•Exposure to fluctuations in foreign currency exchange rates;
•Failure to remediate material weaknesses in our internal controls over financial reporting;
•Our level of indebtedness and ability to comply with covenants included in our debt documents;

•Our ability to access funds through capital markets;
Risks Relating to Ownership of Our Securities:
•Resales of our securities may cause volatility in the market price of our securities;
•Provisions contained in our organizational documents that may discourage unsolicited takeover proposals;
•A forum selection clause included in our Certificate of Incorporation, which could discourage or limit stockholders’ ability to make a claim against us;
•The ability of our subsidiaries to pay dividends;
General Risk Factors:
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

PART I.
(Dollars in millions except for per share data and as otherwise noted)
Item 1. Business
Overview
Vertiv is a global leader in critical digital infrastructure for applications in data centers, communication networks, and commercial and industrial environments. As businesses, industries, and communities become more connected, we pioneer and deliver end-to-end power and cooling technologies to help our customers stay resilient, optimized, and future-ready. With our industry-leading innovative technologies and global services network, we are fueling the revolution of the digital world — keeping technology ecosystems running efficiently and without interruption. We believe that Vertiv is supercharging data’s potential; accelerating the pace of technology, raising the bar for accelerated compute and redefining the limits of densification. The world depends on data we power and cool™.
Our Company
Our roots trace back to 1946 and the beginning of the information age, when Ralph Liebert founded the precursor to the Liebert Corporation, which was established in 1965 as the industry’s first manufacturer of computer room air conditioning. In 1987, Liebert was acquired by Emerson Electric Co, which later formed its Network Power business in 2000 to integrate critical infrastructure technologies, including Liebert and previously acquired ASCO, a provider of power transfer switches, under one brand. Over the next decade, Emerson Network Power expanded through acquisitions of Avansys, Marconi’s outside plant and power system; Knurr AG, a leading provider of enclosure systems; and Avocent, a leading provider of IT management software and keyboard, video and mouse (or "KVM") solutions. In 2016, Emerson Network Power was spun off as a standalone business and ultimately became — Vertiv.
Vertiv became publicly-traded on February 7, 2020, with its shares listed on the New York Stock Exchange (NYSE:VRT), through a business combination with GS Acquisition Holdings Corp (“GSAH”), a special purpose acquisition company later renamed Vertiv Holdings Co (the "Business Combination").
Our Business
Vertiv has the most complete portfolio of critical digital infrastructure offerings. We design, manufacture, sell, install, maintain, and service critical digital infrastructure technologies and rapidly deployable customized solutions to meet the specific business requirements and needs of a diverse group of customers. Vertiv leads with first-to-market designs engineered for next-gen rack-scale artificial intelligence ("AI") compute — enabling transformation and scale to stay multiple compute generations ahead. Our global footprint comprises engineering, manufacturing, operations, sales and service locations in more than 40 countries across the Americas, Asia Pacific and Europe, Middle East & Africa. We provide the hardware, software and services to facilitate an increasingly interconnected marketplace of digital systems, where large amounts of indispensable data need to be transmitted, analyzed, processed and stored. Whether this growing quantity of data is managed centrally in hyperscale/cloud locations, distributed at the edge of the network, processed in an enterprise location or managed via a hybrid platform, the underpinnings and operations of all those locations rely on our critical digital infrastructure and services.
Our broad range of offerings includes AC and DC power management, thermal management, low/medium voltage switchgear, busbar, air cooled and liquid cooled thermal management products, integrated modular solutions, racks, single phase UPS, rack power distribution, rack thermal systems, configurable integrated solutions, energy storage solutions, hardware, software for managing IT equipment and services. These comprehensive offerings are integral to the reliable operation of technologies used to support applications that include AI, e-commerce, online banking, file sharing, video on-demand, energy storage, wireless communications, Internet of Things and online gaming. In addition, through our global services network, we provide lifecycle management services, predictive analytics and professional services for deploying, maintaining and optimizing these products and their related systems. Our most prominent brands include Vertiv, Liebert, NetSure, Geist, Energy Labs, ERS, Albér, and Avocent.
We manage our business across three reportable segments based on our main geographic regions—the Americas, Asia Pacific and Europe, Middle East & Africa. For the year ended December 31, 2025, Vertiv’s net sales was $10,229.9, of which 62% was transacted in the Americas; 20% was transacted in Asia Pacific; and 18% was transacted in Europe, Middle East & Africa. This compares with net sales for the year ended December 31, 2024 of $8,011.8, of which 56% was transacted in the Americas, 22% was transacted in Asia Pacific, and 22% in Europe, Middle East & Africa.

Backlog
Vertiv’s estimated combined order backlog was $15.0 billion and $7.2 billion as of December 31, 2025 and 2024, respectively, as continued strong demand has contributed to an increase in customer orders being placed in advance of our ability to fulfill them. The backlog consists of product and services for which a customer purchase order or purchase commitment has been received and which has not yet been delivered. Orders may be subject to cancellation or rescheduling by the customer.
The majority of the combined backlog as of December 31, 2025 is considered firm and is expected to be shipped within the next 12 to 18 months. We do not believe that Vertiv’s backlog estimates as of any date are necessarily indicative of our net sales for any future period. Additionally, our current backlog estimates are subject to a number of risks, as further detailed in “Item 1A. Risk factors—Risks relating to our customers and our industry—We may not realize all of the sales expected from our backlog of orders and contracts.
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
◦Deliver on commitments and execute agreed plans rooted in performance achievement, talent development and growth mindset.
■Foster Innovation
◦Be a market leader in our technology and service domains and continue to differentiate through our new products.
◦Develop and introduce processes with effectiveness and velocity.
◦Develop system-level strength that leverages our unique product and services portfolio.
■Reinforce Financial Strength
◦Achieve long- and short-term margin and profit expansion combined with using operational leverage.
◦Drive cash and balance sheet strength through rigorous resource allocation and management.
◦Generate profitable growth and focus on continuous variable margin optimization and develop superior pricing capabilities.
Our Customers
Our customers operate in some of the world's most critical industries. We primarily serve customers across three main end markets: (1) data centers (including hyperscale/cloud, colocation, neocloud and enterprise), (2) communication networks and (3) commercial and industrial applications.
Data Centers: Data centers are purpose-built facilities that enable the processing, storage, and distribution of data across both traditional workloads and high-density compute, including AI training and inference. There are a host of different sizes and types of data centers, but they can be broken down into the following primary classifications:
•Cloud/Hyperscale: These facilities are large in scale, can span multiple acres and are primarily used to support cloud applications. This portion of the industry is growing rapidly with drivers such as adoption of cloud-based data services and AI workloads. Examples of companies in this space include Microsoft, Amazon Web Services, and Google Cloud.
•Colocation: These facilities range in size and offer clients a location where they can place their IT equipment, while the building and critical digital infrastructure is owned by the colocation company. This portion of the industry is on a significant growth trajectory. Examples of companies in this space include Digital Realty, Equinix, Compass, and QTS.

•Neocloud: These providers deliver AI-optimized cloud infrastructure as a service, offering high-performance compute environments designed for AI and accelerated workloads. This segment is growing rapidly, driven by AI training and inference demand and customers seeking alternatives to traditional hyperscale platforms. Examples of companies in this space include CoreWeave and Nebius.
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
Our Offerings
We design, manufacture and service critical digital infrastructure technology primarily for data centers, communication networks and commercial and industrial environments. Our principal offerings include products and service & spares.
Products
We identify delivery of products as performance obligations. Such products include AC and DC power management, thermal management, low/medium voltage switchgear, busbar, air cooled and liquid cooled thermal management products, integrated modular solutions, racks, single phase UPS, rack power distribution, rack thermal systems, configurable integrated solutions, energy storage solutions, hardware, and software for managing IT equipment.
Services & spares
Global services include both pre-sale and after-sales services, for example, preventative maintenance, project management, acceptance testing, engineering and consulting, performance assessments, remote monitoring, specialized fluid management, training, spare parts, and critical digital infrastructure software. We provide consistent service delivery for critical facilities in all regions of the world with service provided by knowledgeable, local specialists. Regular service of critical equipment supports maximum uptime and often reduces total cost of ownership for customers. We provide full support of critical digital infrastructures when and where our customers need us. Vertiv services are used primarily in data centers, communications facilities, government agencies, utilities, and industrial plants. Across the globe, we operate over 300 service centers and deploy approximately 5,000 service engineers.
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

Sales and Marketing
Our customers are located across the globe. We go to market through multiple channels to ensure that we map our coverage to our customers’ buying behaviors and preferences. Our primary selling method is direct sales, and we have approximately 3,000 salespeople located around the world. We also utilize a robust network of channel partners, distributors, IT resellers, and value-added retailers. This network helps extend our global reach to all corners of the world.
Customer Service and Support
We ensure continuous uptime of our customers’ operations so they can perform at their peak and maximize resources. There are five key characteristics that differentiate Vertiv’s customer service and support from competitors:
•Expertise: For over 50 years, Vertiv’s long-tenured service personnel have been trusted advisors to industry leaders and companies of all sizes.
•Reliability & Safety: We provide around the clock, direct access to approximately 5,000 field services engineers and approximately 400 technical support team members.
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
Engineering, Research and Development
We are committed to outpacing our competitors and being first to market with new product developments and improvements. In 2025, Vertiv spent $441.7 on engineering, research and development (“ER&D”). We focus our ER&D budget on new product innovation and engineering continuous improvement. Our global product leaders manage global product lines and engineering organizations with the goal to remain ahead of market trends by leveraging input from our customers, regions, and technology partners. These global groups are also supported by in-region product and engineering teams which are responsible for understanding and adapting our offerings to local market and customer requirements. These teams work closely with our sales and service network, enabling us to obtain and act upon customer feedback to continuously improve our offerings.
Facilities, Operations, Raw Materials and Supply Chain
Our ability to serve our customers on both a global and local level is a key success factor, and we have built, and continue to expand, our manufacturing and operations footprint and capacity with that principle in mind. We have significant manufacturing and operations facilities in the Americas, Asia Pacific and Europe, Middle East & Africa. This well-diversified global network of facilities allows for optimized manufacturing costs, capacity to meet demand, and working capital optimization. Our manufacturing facilities are supported by regional engineering and configuration centers where, if our customers desire, we can tailor our products to the local market and to a given customer’s specific requirements.
We obtain raw materials and supplies from a variety of sources and generally from more than one supplier. We have established a robust supply chain that is complementary to our manufacturing and operations footprint. In addition to providing high quality service to our customers, we follow a diversification strategy to avoid over concentration or a significant dependence on a particular supplier or region. Despite this strategy, it is possible that we may from time to time experience critical part shortages which may drive the need for additional spot buys at increased costs, as well as increased costs associated with premium freight to meet customer commitments. Additionally, logistical issues, import or export restrictions or other supply chain constraints may delay the receipt of materials and, in some cases, we may not be able to procure critical parts at any price, creating production and delivery challenges pressuring the top and bottom line. We continue to take action to enhance our supply chain, such as qualifying new suppliers, and advancing our pricing plan.
Vertiv Operating System
The Vertiv Operating System (“VOS”) leverages a proven foundational approach to operational excellence and executes it at scale to drive greater efficiency, quality, competitive advantage and superior customer experience. Our enterprise approach is articulated in four main pillars: the deployment of the operating system through pervasive lean techniques propagation; the development of an accountable, lean organization aligned to vertical strategic objectives; the creation and maintenance of a simple yet robust global operating model; and the empowerment of the organization to drive day-by-day continuous improvement as well as complex business process transformation.
Building on this foundation, we have further strengthened our operating model through the development of a comprehensive performance management system and key performance indicator framework. This framework ensures discipline performance monitoring, promptly identifies deviations, and accelerates agile problem-solving and corrective actions through clear ownership and accountability across the organization. In parallel, we have fostered lean deployment across the organization through a widely adopted Lean Six Sigma belt certification program, providing employees with a common knowledge base, tools, and discipline to drive transformation more autonomously while ensuring consistency, coordination, and rigor. To accelerate lean maturity and embed a high-performance culture, we have also launched a new enhanced VOS capability framework across our manufacturing sites, reinforcing standard work, leadership behaviors and operational excellence practices. In addition, we are progressing toward the establishment of an enterprise Transformation Office that provides a fully integrated and cross-functional end-to-end management for our transformation agenda, encompassing IT enablement — including advanced digital and AI capabilities — and supported by dedicated resources. Finally, we have reinforced our customer-centric approach by bringing together order-to-cash and order-to-fulfillment under a unified end-to-end ownership model. This integration strengthens coordination across functions and manufacturing sites, improves customer order management, and ensures that customer experience remains at the center of our operational and transformation efforts.
Human Capital Resources
As of December 31, 2025, we employed approximately 34,000 full-time and part-time employees. Approximately 41% of our employees are in our manufacturing operations.
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
Our offerings include:
•Finance, Human Resources, Sales, Engineering, and Field Services Leadership Development Rotational Programs for early-career employees based in the Americas, Asia, India, Europe, Middle-East, and Africa reporting units.
•Specialized partnership programs with local universities in India, United States, and China for high-potential engineers to earn a post-secondary bachelor and/or a graduate degree.
•Focus development for identified high-potential leaders in early-, mid-, senior-, and leadership-ready positions across multiple functions globally that focus on training in the areas of operational and strategic thinking, offers the opportunity to participate and lead global projects, and obtain global networking and visibility to executive leadership.
•New rotational programs for mid and senior level employees launched in 2025 to focus on accelerating the development for employees who desire to become General Managers and Operational leaders.
•Specialized training for employees based in our support hubs, located in the Philippines, United States, India, and Romania, around key business skills including customer service, finance fundamentals and customer service mindset.
•Leadership training courses were created and launched in 2025 globally to support early and mid-career managers. Content focuses on Vertiv's high performance culture and our leadership philosophy.

•VOS training is delivered globally. This training, known as VOS Academy, is conducted virtually for salaried employees and all hourly employees receive training at our global manufacturing sites.
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
Vertiv Career Framework: This framework is intended to highlight a simple and consistent way to organize, reward, and develop careers. Based on global principles with local application, we have created career tracks aligned to market competitive pay practices. Full implementation is ongoing and will highlight a pragmatic pay for performance approach that supports our high-performance culture.
To best facilitate our retention strategy, we have made significant investments in Total Rewards and Talent Acquisition (or "TA"). TA will continue to be a differentiator for Vertiv's high growth aspirations. Our TA team has successfully hired over 2,500 new salaried employees in 2025, with a special emphasis on Engineering, Services, and Operations. To better facilitate speed and simplicity, we are automating the hiring process through Oracle systems, resulting in reduced job requisition creation time and overall time to fill.
Attracting employees is only half our mission. For those new employees, once onboarded, and those employees with many years of dedicated service, the human resource team is focused on delivering a robust talent management system with pillars centered on engagement, development, and inclusion.
Employee Engagement
Fully engaged employees are a key driver of employee productivity and job satisfaction. We engage our employees across the organization through our quarterly enterprise-wide town halls, employee recognition programs, and company-sponsored volunteer events. The "CEO Award", an employee recognition award given weekly during the year by CEO Giordano Albertazzi to recognize individuals who unlock value for our customers, who overcome challenges to solve problems, or who create meaningful, lasting results for our business, has recently completed year two. These individuals embody our core principals and behaviors and keep us on track to achieve our goals through their commitment to our strategic priorities. They understand their role in helping Vertiv achieve its full potential. At an enterprise level, Vertiv was recognized in Greater China by earning the "2025 Ram Charan Award" by the Harvard Business Review China and in Asia our Philippines office earned the "Great Place to Work" certification.
Employee Development
In 2025, Vertiv introduced a leadership model that is based on Vertiv’s strategic behaviors: Drive + Engage. This new model enables a foundation of what it means to lead in a high performance culture effectively, understanding your individual style, and how it presents every day to your direct team and/or peers.
We also provide development and training programs for our employees, including evolved product training for our sales and services organizations, “Leading@Vertiv” a newly revamped global training for our mid-management level employees, "Leadership Essentials Program" for first time managers and “MyFirst90Days” for newly hired employees as key human capital measures and objectives. Additionally, our salaried and services employees participate in our comprehensive annual performance review process meant to encourage a direct conversation where candid feedback can be shared to help our employees develop, achieve their career goals, and drive our high-performance culture. That performance management cycle has been simplified and fully automated within our Oracle systems, linking goal setting to employee feedback, annual performance ratings and compensation awards. A true pillar to drive a high-performance culture.
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

Employee Safety
A safe and healthy workplace is essential for Vertiv to operate effectively and support long-term business performance. Safety is one of Vertiv’s core principles, and we prioritize the health and safety of our global workforce and anyone who enters our facilities or interacts with our products. We believe we maintain an effective employee health and safety strategy, as reflected by safety performance that compares favorably with certain industry peers, including our total recordable injury rate of 0.35 and our lost time injury rate of 0.18 for the twelve months ended December 31, 2025.
During 2025, we continued to focus on reducing and controlling workplace risks through training, operational discipline, and employee engagement. In connection with this commitment, we continued our enterprise-wide safety engagement efforts, including the ongoing evolution of our “We Lead with Safety” campaign, which emphasizes shared accountability and encourages employees to speak up about safety concerns for themselves and others. Employee participation in proactive safety reporting increased during the year, reflecting growing engagement and a strengthening safety culture across the organization.
These efforts support Vertiv's ongoing objective of improving workplace safety awareness and managing risk across its global operations.
Intellectual Property
Our ability to create, obtain and protect intellectual property (“IP”) is important to the success of our business and our ability to compete. We create IP in our operations globally, and we actively work to protect and enforce our IP rights. We consider our trademarks to be valuable assets, including well-known marks within the industry such as Vertiv, Liebert, NetSure, Geist, Energy Labs, ERS, Albér, and Avocent.
In addition, we integrate licensed third-party technology and IP into certain aspects of our products. Although certain third-party proprietary IP rights are important to our success, we do not believe that we are materially dependent on any particular third-party IP rights.
As of December 31, 2025 Vertiv had approximately 3,000 registered patents and approximately 1,900 pending, published or allowed patent applications, and approximately 1,900 registered trademarks and approximately 200 pending trademark applications.
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
We are subject to a broad range of foreign and domestic environmental, health and safety laws, regulations and requirements. We maintain a robust environmental, health and safety compliance program, including policies and standards, dedicated staff, and periodic auditing and training. We also have a program for complying with the European Union Restriction on the Use of Certain Hazardous Substances and Waste Electrical and Electronic Equipment Directives, the China Restriction of Hazardous Substances law, the European Union Registration, Evaluation, Authorization and Restriction of Chemicals regulation, and similar requirements.

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
On February 24, 2023, 5,266,666 warrants were exercised on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock. On December 6, 2024, 5,266,667 warrants were exercised on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. As of December 31, 2025, there are no outstanding Private Placement Warrants.
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
The Stockholders Agreement provides that so long as we have either of the Executive Chairman or the Chief Executive Officer as a named executive officer, we shall take certain actions to include such Executive Chairman or the Chief Executive Officer on the slate of nominees recommended by the Board of Directors (the "Board") for election. Following a sale of Class A common stock on February 27, 2024, the Vertiv Stockholder holds none of our outstanding Class A common stock.

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
Upon the written request of any record holder or beneficial owner of Common Stock entitled to vote at the Annual Meeting, we will, without charge, provide a copy of our Annual Report, including the financial statements and the financial statement schedules, for the fiscal year ended December 31, 2025, as filed with the SEC. Requests should be directed to ir@vertiv.com.

Item 1A. Risk Factors
An investment in our securities involves risks and uncertainties. You should carefully consider the following risks as well as the other information included in this Annual Report, including “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factor Summary,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report, before investing in our securities. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us. Unless the context otherwise requires, all references in this subsection to the “Company,” “Vertiv,” “we,” “us” or “our” refer to Vertiv Holdings Co and its consolidated subsidiaries following the Business Combination, other than certain historical information which refers to the business of Vertiv prior to the consummation of the Business Combination.
Risks Related to Our Customers and Our Industry
We rely on the continued growth of our customers’ critical infrastructure systems, in particular data center and communication infrastructure, to grow our business, operations and revenue, and any decreases in demand in these infrastructures could lead to a decrease in demand for our product offerings.
A substantial portion of our business depends on the continued growth of our current and potential customers’ data centers and communication infrastructure demand. If these data centers and communication infrastructures do not continue to grow, whether as a result of changes in the economy, shifts in the level or focus of spending on artificial intelligence, capital spending, building capacity in excess of demand, delays in receiving required permits and approvals, or for any other reason, overall customer demand for our product offerings could decrease, which would have an adverse effect on our business, results of operations and financial condition.
The length of the sales cycle for certain Vertiv products and solutions offerings, as well as unpredictable placing or canceling of customer orders, particularly large orders, may cause our revenues and operating results to vary significantly from period-to-period, which could make our future operational results less predictable.
A customer’s decision to purchase certain of our products or solutions, particularly products new to the market or long-term end-to-end solutions, may involve a lengthy contracting, design and qualification process. In particular, customers deciding on the design and implementation of large deployments may have lengthy and unpredictable procurement processes that may delay or impact expected future orders, including customers canceling orders based on unforeseen changes to their businesses. As a result, the order booking and sales recognition process is often uncertain and unpredictable, with some customers placing large orders with short lead times on little advance notice and others requiring lengthy, open-ended processes that may change depending on global or regional economic conditions. This unpredictability may cause our revenues and operating results to vary unexpectedly from quarter-to-quarter and year-to-year, making our future operational results less predictable.
We may not realize all of the sales expected from our backlog of orders and contracts.
Our backlog consists of the value of product and service orders for which a customer purchase order or purchase commitment is received, but has not yet been delivered. As of December 31, 2025 and 2024, Vertiv’s estimated combined order backlog was approximately $15.0 billion and $7.2 billion, respectively. The majority of our combined backlog is considered firm and expected to be delivered within 12 to 18 months. Our customers have the right in some circumstances, usually with penalties or other termination consequences, to reduce or defer firm orders in backlog. If customers terminate, reduce or defer firm orders, the revenue we expect to generate from our backlog may not be fully realized. Also, due to our large backlog, pricing changes may take longer to be reflected in our financial results.
Our recent acquisitions have added to our sales pipeline and backlog. The contracts associated with our acquisitions may have differing terms, allowing customers to reduce firm orders or terminate contracts, with varying costs.
Any disruption or consolidation of our customers’ markets or reduction in customer spending on technology could result in declines in the sales volume and prices of our products.
Our customers’ markets could suffer disruption due to a number of factors, including government policy changes, local zoning decisions, community opposition or temporary or permanent local moratoria that limit or restrict the siting, construction or expansion of data centers and other critical digital infrastructure, industry consolidations or the shifting of market size and purchasing power among customers. Such consolidations or other disruptions may result in certain parties gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. Evolving customer strategy resulting from consolidation or reduction in technology spend could lead to a significant decline in business with, or pricing pressure from, one or more of our key customers, which could adversely affect our business, results of operations and financial condition.
For example, if industry consolidation results in fewer, larger customers, the loss of any one customer or a significant reduction in their spending could have an outsized impact on results not anticipated in a customer marketplace composed of more numerous participants. In addition, changes in our customers’ investment priorities, for example, shifts in the level or focus of spending on artificial intelligence, cloud or other technology projects or in the types of facilities they deploy, may result in reduced demand or increased pricing pressure for certain of our offerings, even if overall technology spending remains robust. Any reduction in customer spending on technological development as a result of these and other factors could have an adverse effect on our business, results of operations and financial condition.
Larger customers often require terms and conditions that are more favorable to the customer, which could result in downward pricing pressures on our business.
Large customers, such as larger communication network, cloud/hyperscale, neocloud, and colocation data center providers, comprise a material portion of our customer base and generally have greater purchasing power than smaller customers. Accordingly, these customers often have enhanced leverage that allow them to require more favorable terms and conditions in their contracts with us, including in connection with large, multi-year projects to support artificial intelligence and other high-density compute workloads. In addition, these customers may impose substantial penalties for any product or service failures caused by us or the failure by us to timely deliver products ordered by those customers and may seek more stringent performance, service-level and delivery commitments as the scale and urgency of their projects increase. As we seek to sell more products to such customers, we may be required to agree to such terms and conditions more frequently, which could affect the timing of our cash flows and ability to recognize revenue or that allocate a greater share of project and schedule risk to us, and could have an adverse effect on our business, results of operations and financial condition.
We have long-term, fixed-price contracts (including long-term, turnkey projects). Our failure to mitigate certain risks or accurately estimate our costs associated with fulfillment of such contracts may result in excess costs and penalties.
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
The industries and markets in which we operate are highly competitive, and we experience competitive pressures from numerous and varied competitors.
We encounter competition from numerous and varied competitors targeting all areas of our business on a global and regional basis. We compete primarily on the basis of our technology, reliability, quality, price, service and customer relationships. A significant element of our competitive strategy is focused on delivering reliable, high-quality products and solutions at the best relative global cost. If our products, services, and cost structure do not enable us to compete successfully, we may experience a decline in product sales and a corresponding loss of customers.
Our competitors, any of which could introduce new technologies or business models that disrupt significant portions of our markets and cause our customers to move a material portion of their business away from us, primarily include:

•Large-scale, global competitors with broad product portfolios and service offerings. These competitors may have comparatively greater financial, technical and marketing resources available to them and would include Schneider Electric, S.E., Eaton Corporation Plc, Legrand SA, and Huawei Investment & Holding Co., Ltd, each of which has a large, global presence and compete directly in the markets in which we operate. If we do not successfully anticipate technological shifts, market needs and opportunities, we may not be able to compete effectively and our ability to generate revenues will suffer. Industry consolidation may also impact the competitive landscape by creating larger, more homogeneous and potentially stronger competitors in the markets in which we operate.
•Offering-specific competitors with products and services that compete globally but with a limited set of product offerings, which would include Delta Electronics, Inc., Stulz GmbH, Johnson Controls International PLC, and Socomec Holding SA. These competitors may be able to focus more closely on a particular product or service segment of the market and apply targeted financial, technical and marketing resources in ways that we do not, potentially leading to stronger brand recognition, technological advancement and more competitive pricing within that targeted segment.
•Regional or country-level competitors. These are competitors that compete with us in a limited geographic area.
Failure to obtain performance and other guarantees from financial institutions, may prevent us from bidding on or obtaining certain contracts, or increase our costs with respect to such contracts.
In accordance with industry practice, for certain project opportunities, including large data center, artificial intelligence and other complex infrastructure projects, we are required to provide guarantees, including bid-bonds, advance payment and performance guarantees. Some customers require these guarantees to be issued by a financial institution, and historic global financial conditions have in the past, and may in the future, make it more difficult and expensive to obtain these guarantees or may limit the capacity of financial institutions to issue them at the levels or on the terms we require. If we cannot obtain such guarantees on commercially reasonable terms or at all, we could be prevented from bidding on or obtaining such large project contracts, or our costs for such contracts could be higher and, in either case, could have an adverse effect on our business, results of operations and financial condition.
Our contracts with governmental customers are subject to increased pressures to reduce expenses, may contain additional or more onerous terms and conditions, and may subject us to increased risk of audits, investigations, sanctions and penalties by such governmental parties, which could result in various civil and criminal penalties, administrative sanctions, and fines and suspensions.
We derive a portion of our revenue from contracts with governmental customers, including but not limited to the U.S. federal government, and various state and local governments. There is pressure on such governmental customers and their respective agencies to reduce spending and some of our contracts at the federal, state and local levels are subject to government funding authorizations. These factors combine to potentially limit the revenue we derive from such contracts.
Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including contract termination, refunds, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. Such contracts are also subject to various laws and regulations that apply to doing business with governmental entities, such as country-specific sourcing requirements and evolving cybersecurity, data protection and supply-chain regulations and standards.

Risks Related to Our Business Operations
We are subject to various changes in costs of production, including some that are beyond our control, the impacts of which may be exacerbated if we fail to properly manage our supply chain and inventory.
Our operations, particularly our manufacturing and service operations, depend on raw materials, components, products and services from third-party suppliers, and such suppliers’ ability to timely deliver the quantities and quality required at acceptable prices. Successful operations depend on our ability to accurately anticipate these needs and prices. We have a large number of providers to support our global operations and breadth of offerings, some of whom are also competitors of ours in one or more parts of our business and those suppliers may decide to discontinue business with us. As described in our prior filings, at times in the past we did not accurately anticipate the magnitude of inflationary cost increases and customs duties and tariffs for our materials, freight and labor, which resulted in such cost increases not being immediately reflected in the prices for our offerings. Other supply chain issues that we have faced, and may face in the future include, but are not limited to, the following:
•Volatility in the supply or price of raw materials, freight and labor - Our products rely on a variety of raw materials and components, including steel, copper, aluminum and various electronic components. We may experience a shortage of, or a delay in receiving, such materials or components because of strong demand, supplier constraints or other operational disruptions. Moreover, prices and custom duties and tariffs for some of these materials and components have historically been volatile and unpredictable. We also rely upon labor and third-party freight services to produce and deliver our offerings to our customers. In the past few years, we experienced significant increases in material, freight and labor costs and custom duties and tariffs. If we are unable to secure necessary supplies at reasonable prices or acceptable quality, we may be unable to manufacture products, fulfill service orders or otherwise operate our business. We may also be unable to offset unexpected increases in material and component costs with our own price increases without suffering reduced volumes, revenues or operating income.
•Contractual terms - As a result of long-term price or purchase commitments in contracts with our suppliers, we may be obligated to purchase materials, components or services at prices higher than those available in the current market, which may put us at a competitive disadvantage, and, if these issues impact demand, may result in additional charges for inventory obsolescence. In addition, to secure the supply of certain materials and components on favorable terms, we may make strategic purchases of materials and components in advance or enter into non-cancelable commitments. If we fail to properly anticipate demand, we may have an oversupply which could result in excess or obsolete materials or components.
•Contingent workers - In some locations, we rely on third-party suppliers for the provision of contingent workers, and our failure to manage such workers effectively could adversely impact our results of operations. We may also be subject to labor shortages, oversupply, or fixed contractual terms relating to the contingent workforce, and our ability to manage the size of, and costs for, such contingent workforce may be further constrained by local laws or future changes to such laws.
•Single-source suppliers - We obtain certain materials or components from single-source suppliers due to technology, availability, price, quality or other considerations. Replacing a single-source supplier could delay production of some products because replacement suppliers, if available, may be subject to capacity constraints or other output limitations.
•Increasing Demand - As the demand for our products increases, or if we experience unexpected large orders, we will need to increase production and obtain sufficient supply of materials. If we fail to meet this increased customer demand in a timely manner, or at all, of if we fail to obtain the necessary raw materials or otherwise satisfy the performance obligations in our contracts related to these orders, we could be subject to penalty provisions, liquidated damages or other claims. Additionally, our reputation and customer relationships could be damaged and we could lose revenue and market share.
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

If we fail to anticipate technology shifts, market needs and opportunities, and fail to develop appropriate products, product enhancements and services in a timely manner, we may not be able to compete effectively and, as a result, our ability to generate revenues will suffer.
We believe that our future success will depend in part upon our ability to anticipate technology shifts, such as the growth in artificial intelligence, and to enhance and develop new products and services that meet or anticipate such technology changes. Any such developments will require continued investment in engineering, capital equipment, marketing, customer service and technical support. For example, we will need to anticipate potential market shifts to more efficient products, alternative power architectures, cooling technologies, and energy storage that could diminish the demand for our existing offerings or affect our margins.
Also, our primary global competitors are sophisticated companies with significant resources that may develop superior products and services or may adapt more quickly to new technologies and technology shifts, industry changes or evolving customer requirements, including through strategic partnerships with other participants in the digital infrastructure value chain. If we fail to anticipate technology changes, shifting market needs or keep pace with our competitors’ products, or if we fail to develop and introduce new products, services or enhancements in a timely manner, we may lose customers and experience decreased or delayed market acceptance and sales of present and future products and services and our ability to generate revenues will suffer.
Disruptions to the various information technology and information security systems upon which our operations and our products and our services rely, especially cyber-security incidents, including data security breaches, ransomware or computer viruses, could harm our business, reduce our revenue, increase our expenses, damage our reputation and adversely impact our performance.
We rely on our IT and information security systems, including AI technology and those of third parties for processing customer orders, shipping products, billing our customers, tracking inventory, supporting finance and accounting functions, financial statement preparation, payroll services, benefit administration, engineering, manufacturing and operations functions, and other general aspects of our business. These information systems, including sensitive data stored or maintained by third parties, may be vulnerable to disruption, downtime, attack or breach that could compromise such information systems, resulting in disruptions or interruptions in our business operations or fraud, ransom attack or theft of our, or our customers' and suppliers', proprietary or sensitive information which could be accessed, publicly disclosed, misused, stolen or lost. This could impede our sales, disrupt or prevent manufacturing, distribution or other critical functions or harm our customers and our suppliers, and the financial costs we could incur to eliminate or alleviate these security risks could be significant and may be difficult to anticipate or measure. Moreover, such a breach could cause reputational and financial harm and subject us to liability to our customers, suppliers, business partners or any affected individual.
As our business increasingly interfaces with employees, customers, vendors and suppliers using IT systems and networks, including AI applications, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into smart products, Internet of Things, the use of AI, business-to-consumer, and e-commerce subjects us to increased cyber and technology risks. The secure operation of our IT systems and networks and ensuring that we have skilled personnel to assist in ensuring continued security, is critical to our business operations and strategy. IT security threats from user error to attacks designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication.
In addition, the products we produce or elements of such products that we procure from third parties and services we provide may contain defects, vulnerabilities, or weaknesses in design, architecture or manufacture, which could lead to system security vulnerabilities in our products, services and compromise the network security of our customers. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our products or services, the market perception of the effectiveness of our products or services could be harmed.
The manner in which a customer implements or operates the products and services they purchase from us may be contrary to information security or cybersecurity industry best practices or manuals regarding use. Such implementation or improper use may lead to a cybersecurity breach and, regardless of whether the breach is attributable to our products or services, the market perception of the effectiveness of our products or services could be harmed.
Implementations of new IT, information security systems, and enhancements to our current systems may be costly and disruptive to our operations.
Our implementation of new IT, information security systems, and enhancements, including AI, to current systems, including those relating to our enterprise resource plan, human capital management and product lifecycle systems, are costly and have in the past and may in the future be disruptive to our operations, problems, disruptions, delays or other issues in the design and implementation of such systems or enhancements adversely impacting our forecasting and planning abilities, and our ability to process customer orders, ship products, provide service and support to our customers, bill and collect in a timely manner from our customers, fulfill contractual obligations, accurately record and transfer information, recognize revenue, file securities, governance and compliance reports in a timely manner or otherwise run our business. If we are unable to successfully design and implement these new systems, enhancements, and processes as planned, if the length of time or costs are greater than anticipated, if they result in further disruptions, or if they do not operate as anticipated, our business, results of operations and financial condition could be negatively impacted. Additionally, the benefits of these new systems may not be realized until they are fully implemented and testing has been completed.
We may not realize the expected benefits from any rationalization, restructuring, and improvement efforts that we have taken or may take in the future.
We have and continue to undertake rationalization, restructuring, and realignment initiatives to reduce our overall cost base and improve efficiency. There can be no assurance that we will fully realize the benefits of such efforts as anticipated, and we may incur additional and/or unexpected costs to realize them. These actions could yield other unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity, and unexpected employee attrition, including the inability to attract or retain key personnel. If we fail to achieve the expected benefits of such initiatives and improvement efforts, or if other unforeseen events occur in connection with such efforts, our business, results of operations and financial condition could be negatively impacted.
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
Unanticipated changes in domestic or global tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could cause increased variability in our effective tax rate and negatively impact our financial performance.
Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates or other regulatory actions regarding taxes, including the implementation of any global minimum tax for corporations, and our ability to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly impact our effective income tax rate in the future. Further, our effective tax rate in any given financial reporting period may be materially impacted by the mix and level of earnings or losses by jurisdiction as well as the discrete recognition of taxable events and exposures. Changes in tax laws and rates or other regulatory actions may significantly impact the positions taken with regard to tax contingencies and we may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties.
Additionally, final laws enacting the Organization for Economic Co-operation and Development's global minimum tax framework ("Pillar Two Laws") became effective beginning in 2024 resulting in uncertainty related to its potential implementation in certain countries where we operate, which we continue to monitor. We are regularly subject to audits by tax authorities, and although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult and may lead to unpredictability in our tax estimates. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made and may have negative impacts on future periods as well. Additionally, actions brought by such foreign taxing authorities could impact our licenses, permits, or certifications in that jurisdiction, which could affect our ability to operate in that jurisdiction. If we lost our ability to operate in jurisdictions, especially those where we have manufacturing facilities, our results of operations and financial performance could be materially impacted.

Any failure of our product offerings could subject us to substantial liability, including product liability claims, which could damage our reputation or the reputation of one or more of our brands.
Our product offerings are complex, and our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues or errors, particularly with respect to faulty components manufactured by third parties. Additionally, customer application requirements changing, or using products outside of the originally intended performance envelope, could lead to inadequate testing and/or application failure mode analysis. Defects could expose us to product warranty claims, including substantial expense for the recall and repair or replacement of a product or component, and product liability claims, including liability for personal injury or property damage. We are not generally able to limit or exclude liability for personal injury or property damage to third parties under the laws of most jurisdictions in which we do business, and in the event of such an incident, we could spend significant time, resources and money to resolve. We may be required to pay for losses or injuries purportedly caused by the design, manufacture, installation or operation of our products or by solutions performed by us or third parties.
An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, delays in customer payments or refusals by our customers to make such payments, increased inventory costs, product reengineering expenses, field service work for quality remediation, and our customers’ inability to operate their enterprises. Such defects could also negatively impact customer satisfaction and sentiment, generate adverse publicity, reduce future sales opportunities and damage our reputation or the reputation of one or more of our brands. Any of these outcomes could have an adverse effect on our results of operations and financial condition.
The global scope of our business poses specific operational risks and challenges, including those relating to disruptive global events and forces, compliance with laws, and enforcement of consistent company-wide standards and procedures; additional or exacerbated risks may exist in emerging markets.
As of December 31, 2025, we employed approximately 34,000 people globally and had manufacturing facilities and service centers in the Americas, Asia Pacific and Europe, Middle East & Africa. We expect that foreign revenue will continue to represent a significant portion of our total revenues. Managing daily global operations requires overcoming cultural and language barriers, assimilating different business practices, creating compensation, employment administrative programs and practices that comply across a spectrum of countries. We also must communicate and monitor company-wide standards and directives across our global network. Our failure to successfully manage our geographically diverse operations and our contractual and regulatory obligations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with company-wide standards and procedures.
War and conflict, such as the conflict in the Middle East, the ongoing Russian-Ukraine war, and any associated diplomatic measures or resulting sanctions by the U.S., European Union, and other countries may have a broad range of adverse impacts on global business and financial markets, some of which may have adverse impacts on our business. These include increased inflation, significant market disruptions, increased volatility in commodity prices, the imposition of additional tariffs by the U.S. on certain of its trading partners, which could trigger retaliatory tariffs by those trading partners, and the possibility of additional potential tariffs or other trade restrictions by the U.S. on other jurisdictions. The U.S. government and other governments in jurisdictions in which we operate may impose severe sanctions and export controls. Any sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.
These risks may be enhanced in emerging markets, and additional risks not encountered in established countries may also occur, including more frequent foreign currency exchange rate fluctuations, foreign state takeovers of our facilities, trade protectionism, state-initiated industry consolidation or other similar government actions or control; difficulty enforcing agreements and collecting receivables through certain foreign legal systems; longer collection cycles and financial instability among customers; political or social instability that may hinder our ability to send personnel abroad or cause us to move our operations to facilities in countries with higher costs and less efficiencies; difficulties associated with repatriating earnings generated or held abroad in a tax-efficient manner, changes in tax laws, or tax inefficiencies; and exposure to wage, price and capital controls, local labor conditions and regulations, including local labor disruptions and rising labor costs which we may be unable to recover in our pricing to customers. Consequently, our exposure to these conditions which may exist in or otherwise impact the emerging markets that we enter may have an adverse effect on our business, results of operations and financial condition.
Serving a global customer base requires that we place more materials, production and service assets in emerging markets to capitalize on market opportunities and maintain our cost position. Emerging geographic markets may be relatively less profitable due to the investments needed to enter such markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rates associated with some of those markets. Manufacturers in countries that have lower production costs, such as China and

India, may become competitors in key emerging markets and could offer their products in established markets. These actions may have a negative effect on our pricing, market share and operating results in these markets. In addition, foreign governments may decide to implement tax and other policies that favor their domestic manufacturers at the expense of international manufacturers. Similarly, the potential imposition of retaliatory tariffs or additional tariffs or modifications of free-trade agreements by the U.S. on other countries or regions, could increase our cost of doing business internationally, perhaps significantly, and may lead to further challenges for us in the various foreign markets in which we operate.
Any failure by us to identify, manage, integrate and complete acquisitions, divestitures, investments and other significant transactions successfully could harm our financial results, business and prospects.
As part of our business strategy, we have in the past and may in the future acquire businesses, interests in businesses, including non-controlling interests, or form joint ventures, create strategic alliances, or choose to invest in early-stage companies. Whether we realize the anticipated benefits from such activities depends, in part, upon the successful integration between the businesses involved, the performance and development of the underlying products, capabilities or technologies, our correct assessment of the success and growth of emerging companies, including their underlying products, capabilities or technologies, or assumed liabilities and the management of the operations. Accordingly, our financial results could be adversely affected by unanticipated performance and liability issues, our failure to achieve synergies and other benefits we expected to obtain, transaction-related charges, amortization related to intangibles, and charges for impairment of long-term assets.
Our ability to realize the expected synergies and benefits of an acquisition or investment includes, among other things, our ability to complete the timely integration of operations and systems, organizations, standards, controls, technologies, policies, and procedures, adequately protecting against downside risk of an investment or inability to realize on upside success, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination or investment; and difficulties in managing the expanded operations of a significantly larger and more complex combined business.
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
We operate manufacturing facilities worldwide and continue to expand and open new facilities in different locales. Our manufacturing facilities and operations could be disrupted by natural disasters, labor strikes, shortages in suppliers, components and parts, war, political unrest, terrorist activity, economic upheaval, changes in governmental regulations, including but not limited to regulations regarding taxes, tariffs, custom duties, restricted and/or sanctioned parties, government mandated shutdowns or shelter in place orders, or public health concerns. Some of these conditions are more likely in certain geographic regions in which we operate. Any such disruption could cause delays in the manufacture and/or shipments of products, performance of services, and the loss of sales and customers, and insurance proceeds may not adequately compensate for losses.

Legal and Regulatory Risks
Future legislation and regulation could disrupt our customers’ markets resulting in declines in sales volume and prices of our products and otherwise having an adverse effect on our business operations and performance.
Various laws and governmental regulations, both in the U.S. and abroad, governing Internet-related services, related communications services, information technologies, artificial intelligence, and the construction and location of data centers and other critical infrastructure remain largely unsettled, even in areas where there has been some legislative action. There are anticipated regulations forthcoming in the U.S. and other countries where our customers operate in the areas of cybersecurity, data privacy and data security, artificial intelligence, and critical infrastructure construction, permitting and energy consumption, any of which could impact us and our customers. Future legislation and regulation could impose additional costs on our business, disrupt our customers’ markets or require us to make changes in our operations which could adversely affect our operations and performance.
Any failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal data, may adversely impact our business and financial results.
We regularly move data across borders to operate, and consequently are subject to a number of continuously evolving and developing privacy and data protection laws and regulations both domestically and around the world, including, the General Data Protection Regulation ("GDPR") in Europe, the California Privacy Rights and Enforcement Act of 2020 ("CPRA") in the U.S., and the Personal Information Protection Law ("PIPL") in China. These laws impose numerous, and oftentimes differing, obligations on data controllers and processors. Breaches could result in substantial fines, regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, and potential civil claims including class action type litigation. We seek to comply with and abide by all laws and regulations to which we are subject and devote significant time and resources to our compliance efforts. Despite such efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to properly process or protect the data or privacy of third parties or comply with data privacy and data protection regimes.
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
We, and certain of our products (including components of such products), are subject to applicable import laws, export controls and economic sanctions laws and regulations, including rule changes, evolving enforcement practices, and other government actions. Changes in import and export control or trade sanctions laws, the imposition of tariffs on certain U.S. trading partners, the potential for or imposition of retaliatory tariffs, or the potential for or imposition of additional tariffs or other trade restrictions, including potential control from China on rare earth elements, may increase our costs, and may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in claims for breach of existing contracts and modifications to existing compliance programs and training schedules. While we train our employees to comply with these regulations and have systems in place designed to prevent failure of compliance, we cannot provide assurance that a violation will not occur, whether knowingly or inadvertently. Violations may result in penalties, including fines, debarments from export and import privileges, and loss of authorizations or certifications needed to conduct aspects of our international business, and may harm our ability to enter into contracts with our customers and suppliers who have contracts with the U.S. government. A violation of the laws and regulations enumerated above could have an adverse effect on our business, results of operations and financial condition.

Changes in U.S. or foreign trade policies, including additional tariffs or global trade conflicts, could increase the cost of our products, which could adversely impact the competitiveness of our products.
There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. For example, the current U.S. administration has instituted substantial changes to U.S. foreign trade policy with respect to China and other countries, including a significant increase in tariffs on goods imported into the U.S. and the possibility of imposing further restrictions on international trade. The current administration has taken a different approach to U.S. foreign trade policy than their predecessors, so there remains uncertainty as to whether, and to what degree, trade between the U.S and other countries, including countries in which we operate, will be impacted by these policy shifts on an ongoing and/or long-term basis. Additional policy changes or continued uncertainty could depress economic activity and restrict our access to suppliers or customers. Furthermore, counter- or retaliatory tariffs imposed against the U.S. could impact our sales internationally. Tariffs implemented on our products (or on materials, parts or components we use to manufacture our products or to provide service for our products) have in the past increased the cost of our products manufactured in the U.S. and imported into the U.S. The imposition of additional tariffs on our products (or on materials, parts or components we use to manufacture our products or to provide service for our products) by the U.S. or other countries, the cost of our products manufactured in other countries subject to additional tariffs and imported into the U.S. or other countries in which we operate would increase as a result of new tariffs that are implemented, and could increase further to the extent that retaliatory tariffs or similar additional trade restrictions are implemented. In the event we are unable to pass along the increased costs resulting from any tariffs to our customers, it could have a material adverse effect on our business, profitability, and our earnings.
We are subject to risks related to legal claims and proceedings filed by or against us, and adverse outcomes in these matters may materially harm our business.
We are subject to various claims, disputes, investigations, demands, arbitration, litigation, or other legal proceedings. Legal claims and proceedings may relate to labor and employment matters, commercial contracts, intellectual property, disputes with customers and suppliers, product liability or defects, environmental, health and safety matters, property damage, theft, personal injury, fiduciary duties of our directors and officers, securities matters, and various other matters. Legal matters are inherently uncertain, and often we cannot at the outset predict the duration, scope, outcome or consequences relating to such matters. In addition, legal matters are generally expensive and time-consuming to defend, settle, and/or resolve, and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. The unfavorable resolution of one or more of these matters could have an adverse effect on our business, results of operations and financial condition.
Our financial performance may suffer if we cannot continue to develop, commercialize or enforce the intellectual property rights on which our businesses depend, or if we are unable to gain and maintain access to relevant intellectual property rights of third parties through license and other agreements, or are subjected to third-party claims of infringement.
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
In addition, third party claims of infringement by us or customers using our products, regardless of the merit of these claims, can be time-consuming, costly to defend, and could ultimately require that we develop or substitute non-infringing technologies, redesign affected products, divert management’s attention and resources away from our business, require us to enter into settlement or license agreements that may not be commercially reasonable, pay significant damage awards, including treble damages if we were found to be willfully infringing, or temporarily or permanently cease engaging in certain activities or offering certain products or services in some or all jurisdictions, and any of the foregoing could adversely impact our business.
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
We are subject to various environmental, health and safety laws, regulations, and other requirements, including regulations related to the composition and take back of our products and our ownership, lease or operation of our facilities, each of which could subject us to significant costs or liabilities.
We are subject to a broad range of foreign and domestic environmental, health and safety laws, regulations and other requirements, including those relating to the discharge of regulated materials into the environment, the generation and handling of hazardous substances and wastes, human health and safety, and the content, composition and take back of our products. For example, the European Union Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive and similar laws and regulations of China and other jurisdictions limit the content of certain hazardous materials such as lead, mercury, and cadmium in the manufacture of electrical equipment, including our products. Additionally, the EU, China and other jurisdictions have adopted or proposed versions of the Waste Electrical and Electronic Equipment Directive, which requires producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of products when they have reached the end of their useful life, as well as Registration, Evaluation, Authorization and Restriction of Chemical Substances regulations, which regulate the handling and use of certain chemical substances that may be used in our products.
If we fail to comply with applicable environmental, health and safety laws and regulations, we may face administrative, civil or criminal fines or penalties, the suspension or revocation of necessary permits, and requirements to install additional pollution controls. Furthermore, current and future environmental, health and safety laws, regulations and permit requirements could require us to make changes to our operations or incur significant costs relating to compliance. For example, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have been responding to these issues. The increased global focus on environmental matters may result in new regulations or changes to current regulations, as well as changes in customer requirements, which could materially adversely impact our business, results of operations and financial condition.
In addition, we handle hazardous materials in the ordinary course of operations which increases the risk that there may be spills or releases of hazardous materials into the environment. We have significant global manufacturing facilities that we own, lease or operate, or have previously owned, leased or operated, or where we have disposed or arranged for the disposal of hazardous materials, and for which we could have current liability exposure for contamination, and could in the future be liable for additional contamination. We have been, and may in the future be, required to participate in the remediation or investigation of, or otherwise bear liability for, such contamination and be subject to claims from third parties who were damaged or injured by such contamination.
We are subject to risks related to various environmental and sustainability-related matters, metrics, and goals, which may impact our business and reputation.
Businesses are facing increasing scrutiny in environmental and sustainability-related areas, which may include the use of renewable resources, environmental stewardship, supply chain management, climate change, safety, inclusion, workplace conduct, human rights, philanthropy and support for local communities. If we fail to meet applicable standards or expectations with respect to these matters across our operations and activities, including any metrics and goals that we set for ourselves, and disclose publicly or we fail to disclose publicly, our reputation and brand image could be damaged, and our business, financial condition and results of operations could be adversely impacted. Our reputation also may be harmed by the perceptions that our customers, employees, and other stakeholders have about our action or inaction on these matters.
Certain organizations that provide corporate governance and other corporate risk information to our stakeholders have developed, and others may in the future develop, scores and ratings to evaluate companies based in whole or part on various metrics related to these matters. We do not control these organizations nor the content and opinions included in their reports, and cannot know whether their analysis about the company would be positive or accurate. Some investment funds focus on business practices and sustainability scores related to these matters when making investment decisions and may consider a company’s score related to such matters as a factor in making an investment decision.

If we communicate to the market certain initiatives and goals regarding these matters, we could fail, or be perceived to fail, in our achievement of such initiatives and goals, or we could be criticized for the scope of such initiatives or goals. The expectations and assumptions underlying any such initiatives and goals would be necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and measuring and reporting on these matters.
In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., including in the form of proposed and adopted governmental rules, orders, and regulations opposing ESG-related initiatives in the private sector. Such anti-ESG related policies, legislation, initiatives, orders, and related potential scrutiny of company business practices could result in us becoming the subject of government investigations and enforcement actions, and sustaining reputational harm for the same.
Risks Related to Our Financial Position, Investments and Indebtedness
Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
As of December 31, 2025, we had total goodwill and net intangible assets of $3,928.5 which constituted approximately 32% of our total assets in the aggregate. We assess goodwill and indefinite lived assets for impairment annually, and we conduct an interim evaluation of definite lived and indefinite lived assets whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of goodwill and net intangible assets will depend on the future cash flows of the businesses to which they relate. If we are not able to realize the value of the goodwill and net intangible assets, this could adversely affect our results of operations and financial condition, and also result in an impairment of those assets.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis. As of December 31, 2025 management has concluded that the Company’s internal control over financial reporting was effective. Notwithstanding this conclusion, we have had material weaknesses in the past, and we cannot provide assurance that we will not have additional material weaknesses in our internal control over financial reporting in the future.
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
Our current or future levels of indebtedness could adversely affect our financial condition and prevent us from making payments on our debt obligations.
We have debt, including existing outstanding indebtedness as of December 31, 2025, as detailed elsewhere in this Annual Report. Further, we may be able to incur additional debt in the future and the terms of the credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes will not prohibit us from doing so subject to certain limitations.

Our level of indebtedness could have important consequences, including making it more difficult for us to satisfy our obligations; increasing our vulnerability to adverse economic and industry conditions; limiting our ability to obtain additional financing for future working capital, capital expenditures, raw materials, strategic acquisitions and other general corporate requirements; exposing us to interest rate fluctuations because the interest on the debt under the Senior Secured Credit Facilities is imposed, and debt under any future debt agreements may be imposed, at variable rates, which may affect the yield requirements of investors who invest in our shares, adversely impacting the price of our shares and our ability to issue equity or incur additional debt; requiring us to dedicate a portion of our cash flow from operations to payments on our debt (including interest and scheduled repayments on the outstanding term loan borrowings under the Term Loan Facility, interest payments on the Notes or any future debt agreements with similar requirements), thereby reducing the availability of our cash flow for operations and other purposes; making it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness; limiting our ability to refinance indebtedness or increasing the associated costs; requiring us to sell assets to reduce debt or influencing our decision about whether to do so; limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or preventing us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our business; and placing us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable terms and that, as a result, may be better positioned to withstand economic downturns. In addition, if we add new debt to our current debt levels, the related risks that we now face could intensify and we may not be able to meet all our respective debt obligations.
Restrictive covenants in the credit agreements governing our Senior Secured Credit Facilities, the indenture governing the Notes, and any future debt agreements, could restrict our operating flexibility. Our ability to comply with these covenants and other restrictions contained in such documents is not fully within our control, and breaches could trigger adverse consequences.
The credit agreements governing the Senior Secured Credit Facilities and the indenture governing the Notes contain covenants and other restrictions that limit certain of our subsidiaries’ ability to take certain actions. These restrictions, though subject to exceptions, may limit our ability to operate our businesses, and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. Such restrictions include, among other things, our ability to incur additional indebtedness; pay dividends or other payments on capital stock; guarantee other obligations; grant liens on assets; make loans, acquisitions or other investments; transfer or dispose of assets; make optional payments of, or otherwise modify, certain debt instruments; engage in transactions with affiliates; amend organizational documents; engage in mergers or consolidations; enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its restricted subsidiaries; and designate our subsidiaries as unrestricted subsidiaries. Further, the activities which may be carried out by Holdings (as defined herein) are subject to limitations.
In addition, under the ABL Revolving Credit Facility, if availability goes below a certain threshold, Vertiv Group and its restricted subsidiaries are required to comply with a minimum “Consolidated Fixed Charge Coverage Ratio” (as defined in the ABL Revolving Credit Facility) of 1.00 to 1.00.
Our ability to comply with these covenants and restrictions may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control and future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy, among other factors. The breach of any of these covenants or restrictions could result in a default under the credit agreements governing the Senior Secured Credit Facilities, the indenture governing the Notes or any future debt, including as a result of a cross-default, that would permit the applicable note holders or lenders to terminate any outstanding commitments and declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, the applicable borrowers may be unable to borrow under the Senior Secured Credit Facilities, the Notes, or any future debt, may not be able to repay the amounts due under the Senior Secured Credit Facilities, the Notes, or any future debt, may not be able to make interest payments on the Senior Secured Credit Facilities of the Notes and may not be able make cash available to us, by dividend, debt repayment or otherwise, to enable us to make payments on any future debt, meet other corporate needs or pay dividends. In addition, the lenders under the Senior Secured Credit Facilities, the noteholders of the Notes or any future secured debtholder, could proceed against the collateral securing that indebtedness. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.
Our business plan may be dependent on access to funding through the capital markets.
Our ability to make strategic acquisitions and refinance maturing debt obligations may require access to the capital markets and sufficient bank credit lines to support short-term borrowings. Volatility in the capital markets may increase costs associated with issuing other debt instruments, or may affect our ability to access those markets. Any decline in the ratings of our corporate credit or any indications from the rating agencies that their ratings on our corporate credit are under surveillance or review with possible negative implications could adversely impact our ability to access capital. If we are unable to continue to access the capital markets, our ability to effectively execute strategic acquisitions or refinance maturing debt obligations could be adversely affected, which could have a material adverse effect on our business and financial results. Additionally, if our customers, suppliers or financial institutions are unable to access the capital markets to meet their commitments to us, our business and financial results could be adversely impacted.
Risks Related to our Securities
Resales of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.
The sale or possibility of sale of shares under existing resale registration statements could have the effect of increasing the volatility in our share price or causing the market price of our securities to decline. We cannot predict the size of any such future sales of shares or the effect, if any, that future sales would have on the market price of our shares. Sales of our Class A common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for holders to sell shares of our Class A common stock.
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
Our Certificate of Incorporation includes a forum selection clause, providing that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on behalf of the Company; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees of the Company to the Company or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (d) any action asserting a claims governed by the internal affairs doctrine, except for, as to each of (a) through (d) above, any claim (i) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (ii) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (iii) for which the Court of Chancery does not have subject matter jurisdiction or (iv) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums.
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
We are a holding company and depend on the ability of our subsidiaries to pay dividends.
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
Worldwide economic conditions generally impact demand for our product and service offerings. Macroeconomic weakness and uncertainty in global, regional or local areas may result in decreased orders, revenue, gross margin and earnings. Our business has been impacted from time to time in the past by macroeconomic weakness in the U.S. and various regions outside of the U.S. Continued pressures relating to global supply chain constraints, inflationary or tariff-related impacts on component parts and raw materials, higher overhead costs as a percentage of revenue, higher interest expense, and labor shortages have resulted, and could continue to result in, economic weakness and uncertainty, which could result in:
•capital spending constraints for customers and, as a result, reduced demand for our product and service offerings, including reduced or delayed investments in data center, cloud and artificial intelligence and other high-density compute infrastructure;
•increased price competition for our product and service offerings;
•excess and obsolete inventories;
•restricted access to capital markets and financing, resulting in delayed or missed payments to us and additional bad debt expense;
•excess facilities and manufacturing capacity;
•significant declines in the value of foreign currencies relative to the U.S. dollar, impacting our revenues and results of operations;
•financial difficulty for our customers and suppliers; and
•increased difficulty in forecasting business activity for us, customers, the sales channel and suppliers and vendors.
In order to successfully operate, we must identify, attract, develop, train, motivate and retain key employees, and failure to do so could seriously harm us.
In order to successfully operate as a public company and implement our business plans, we must identify, attract, develop, motivate, train and retain key employees, including qualified executives, management, engineering, sales, marketing, IT support and service personnel. The market for such individuals may be highly competitive. We may not be successful in attracting, integrating or retaining qualified personnel to meet our current growth plans or future needs. Our productivity may be adversely affected if we do not integrate and train our new employees quickly and effectively. Attracting and retaining key employees in a competitive marketplace requires us to provide a competitive compensation package, which often includes cash- and equity-based compensation. If our total compensation package is not viewed as competitive, our ability to attract, motivate and retain key employees could be weakened and failure to successfully hire or retain key employees and executives could adversely impact us.
Changes in our executive management team, including our executive chairman, may also cause disruptions in, and harm to, our business. Failure to have an effective succession plan in place for our key executive officers could significantly delay or prevent us from achieving our business and/or development objectives and could materially harm our business.

We may elect not to purchase insurance for certain business risks and expenses and, for the insurance coverage we have in place, such coverage may not address all of our potential exposures or, in the case of substantial losses, may be inadequate.
We may elect not to purchase insurance for certain business risks and expenses, such as claimed intellectual property infringement, where we believe we can adequately address the anticipated exposure or where insurance coverage is either not available at all or not available on a cost-effective basis. In addition, product liability and product recall insurance coverage is expensive and may not be available on acceptable terms, in sufficient amounts, or at all. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our products, solutions or services have been or are being used. For those policies that we do have, insurance coverage may be inadequate in the case of substantial losses, or our insurers may refuse to cover us on specific claims. Losses not covered by insurance could be substantial and unpredictable and could adversely impact our financial condition and results of operations. If we are unable to maintain our portfolio of insurance coverage, whether at an acceptable cost, acceptable levels of coverage, or at all, or if there is an increase in the frequency or damage amounts claimed against us, our business, results of operations and financial condition may be negatively impacted.
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
As a public company, we are subject to significant legal, accounting, and regulatory requirements, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, rules and regulations of the SEC, and the listing standards of the NYSE. Compliance with these requirements increases our legal and financial compliance costs and makes certain activities more time-consuming and costly.
We are required to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant investment in personnel, systems, and processes. Our management and other personnel must devote substantial time and attention to these compliance obligations, which may divert resources from operational and strategic initiatives. We expect to continue incurring significant expenses and dedicating substantial management effort to maintain compliance with SOX and other public company requirements.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Overview
The Company, its management and its Board understand the critical importance of cybersecurity in maintaining the trust, confidence and support of customers, employees, and other stakeholders. The Company, as a supplier of products of critical digital infrastructure technologies, is reliant on technology and information systems that may comprise part of the products we sell or the services that we provide. As a worldwide business, we have also become increasingly dependent on digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data (including processing customer orders, shipping products, billing our customers, and tracking inventory), communicate with our employees and business partners, and perform other activities related to our businesses. Our evolution into smart products, Internet of Things, business-to-consumer, and e-commerce subjects us to increased cyber and technology risks. The secure operation of our IT systems and networks and ensuring that we have skilled personnel to assist in ensuring their continued security is critical to our business operations and strategy.
Our cybersecurity program aims to provide a robust, dynamic and secure environment that protects the confidentiality, integrity, and availability of this data. Our cybersecurity program has a fully-defined set of documentation aimed at identifying, assessing and responding to cybersecurity risks. Our implementation of various internal and external controls and processes, including appropriate internal risk assessment and internal policy implementation, incorporating a risk-based cyber security framework to monitor and mitigate security threats and other strategies to increase security for our information, facilities and infrastructure, is discussed below. In addition, we provide disclosure and discussion with respect to the following facets relating to the Company’s cybersecurity program: (a) our risk management processes and overall strategy for addressing cybersecurity threats and incidents within the context of our information systems (each as defined in Item 106 of Regulation S-K); (b) the potential impact of cybersecurity threats on our business strategy, results of operations, and financial condition; and (c) the respective roles of the Board in overseeing, and the Company’s management in assessing and managing, cybersecurity threats and cybersecurity incidents.
Risk Management and Strategy
Processes for Assessing, Identifying, and Managing Cybersecurity Threats: The Company maintains a fully-defined set of documentation for assessing, identifying, and managing material risks from cybersecurity threats. We recognize the risk that cybersecurity threats pose to our operations, and cybersecurity is an integral component of our overall enterprise risk management ("ERM") strategy. Our cybersecurity framework is aligned with the National Institute of Standards and Technology’s special publication 800-53 and ISO 27001 and is comprised of the following four main pillars:
Risk Governance: The Company’s cybersecurity program utilizes a cross-functional approach to address cybersecurity risks and engage in discussions with the Board (or a committee thereof) and our management on an as-needed basis. The Company’s cybersecurity processes are implemented to help ensure that the Company’s cybersecurity practices are aligned with the Company’s overall ERM standards and practices. The Company has formed a Cyber Risk Oversight Committee ("CROC") to oversee the Company’s cybersecurity program. Our CROC, in turn, communicates material risks to the Company’s Enterprise Risk Committee ("ERC") and the ERC interacts with the Board, the Audit Committee and executive management on a regular interval, or more frequently (if necessary) in regard to such risks. Currently, the CROC is comprised of representatives of our IT department as well as senior leadership, including a majority of the direct reports to our Chief Executive Officer ("CEO"). The ERC is comprised of our Chief Legal Counsel, Senior Director of Global Risk Oversight and various heads of regional or global business units and corporate functions, including but not limited to, IT, finance, accounting, legal, and human resources.
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
Governance
Board Oversight of Risks from Cybersecurity Threats: The Board is ultimately responsible for the oversight of risks from cybersecurity threats and collaborates with the Audit Committee of the Board and the ERC in these oversight responsibilities. The responsibilities of the ERC include participating and collaboration with the CROC to oversee policies and management systems for cybersecurity matters, overseeing the identification, assessment and response to cybersecurity risks, maintaining and implementing our IRP, and communicating on a regular interval, or more frequently (if necessary) with the Board, the Audit Committee and executive management in regard to such risks. The Company's processes call for prompt and timely notifications and updates to the Board and the Audit Committee, as applicable, depending on the nature and severity of any potential cybersecurity incidents that occur. In addition, the Board, the Audit Committee, and the ERC receive regular presentations and reports on cybersecurity matters that address the full range of cybersecurity topics discussed herein. Further, on a periodic basis, the Board and/or Audit Committee and the ERC also discuss our cybersecurity programs and processes with our CEO, Chief Information Officer ("CIO"), and Chief Information Security Officer ("CISO").
Management’s Role in Assessing and Managing Cybersecurity Threats: Management’s role in assessing and managing our material risks from cybersecurity threats is documented in the Company’s IT and Cybersecurity Risk Management Strategy Plan (our Cybersecurity Plan), and our processes for identifying, assessing, prioritizing, and remediating vulnerabilities are documented via our Cybersecurity Plan (and the documents referenced therein) and our IRP. Our management cybersecurity team consists of a majority of the direct reports to our CEO, including our CIO, as well as dedicated cybersecurity personnel – including without limitation, our CISO, multiple cybersecurity engineers and other business level stakeholders. Although there is overlap between the CROC and our management cybersecurity team, the CROC is intended to function as a proactive group to assess and treat risks prior to an incident occurring and the cybersecurity management team is tasked with responding to threats or incidents. In connection with and pursuant to our ERM plan, our cybersecurity team, the CROC and our ERC work collaboratively across the Company to implement programs and processes designed to protect our information system from cybersecurity threats, assess and manage risks arising from any such threats, and to promptly respond to cybersecurity incidents.
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
Relevant Expertise of Management: Our CISO has more than 20 years of intelligence, information technology and cybersecurity experience, and holds a Masters degree in the area of Cybersecurity and Information Sciences from The Pennsylvania State University as well as a Graduate Certificate from The Pennsylvania State University in Information Systems Cybersecurity and a current Certified Information Security Manager certification from ISACA. His prior roles include senior level positions in Defense, Financial Services and High Technology industries. Our CIO has experience leading technology and digital organizations for 30 years at multiple multi-national, back-to-business, and direct to consumer businesses, including Chief Digital Officer for Molex, a wholly owned subsidiary of Koch Industries, Chief Digital & Technology Officer for Aramark and Chief Information Officer for Royal Caribbean Cruise Lines. He holds an Executive MBA from Saint Joseph’s University and a Bachelors of Art from Seton Hall University.
Item 2. Properties
Our principal executive offices are located at 505 N. Cleveland Ave., Westerville, Ohio 43082. We maintain offices and manufacturing facilities at approximately 300 locations in over 40 countries. We are a lessee under a number of operating leases for certain real properties and equipment, none of which are individually material to our operations. Management believes that the existing manufacturing facilities are adequate for our operations and that the facilities are maintained in good condition. We regularly evaluate manufacturing facilities and may expand capacity to efficiently support operations. We do not anticipate difficulty in renewing leases as they expire or in finding alternative facilities.
Item 3. Legal Proceedings
With the exception of the below, we are not a party to any material, pending legal proceedings or claims at December 31, 2025. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourself. We consider settlement of cases when, in management’s judgment, it is in the best interests of both Vertiv and its shareholders to do so.
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
In November 2023, following the filing of the putative securities class action and the Sullivan Action described above, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) and a parallel request for documents from the U.S. Attorney’s Office for the Southern District of New York, which relate to the allegations made in those actions. The Company responded to these requests. Since 2024, the Company has not received any further requests from the U.S. Attorney’s Office for the Southern District of New York relating to this matter. On December 30, 2025, the SEC’s Division of Enforcement informed the Company that it had concluded its investigation as to the Company and did not intend to recommend any enforcement action against the Company at this time.
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
As of December 31, 2025, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock currently trades on the NYSE under the symbol “VRT”.
Holders of Common Stock
As of February 9, 2026, there were 9 holders of record of the Company's common shares. Such number does not include DTC participants or beneficial owners holding shares through nominee names.
Cash Dividends
On each of November 29, 2023, and November 18, 2024, we increased our quarterly cash dividend by declaring a dividend of $0.025 and $0.0375 per share, respectively. We further increased our quarterly cash dividend to $0.0625 per share on November 14, 2025, which was paid on December 18, 2025 to shareholders of record on November 25, 2025, and we currently expect to continue to pay a quarterly dividend. However, we are a holding company without any direct operations and have no significant assets other than our ownership interest in our subsidiaries. Accordingly, our ability to pay dividends depends upon the financial condition, liquidity and results of operations of, and our receipt of dividends, loans or other funds from, our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to make funds available to us. In addition, there are various statutory, regulatory and contractual limitations and business considerations on the extent, if any, to which our subsidiaries may pay dividends, make loans or otherwise provide funds to us. For example, the ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the Senior Secured Credit Facilities and agreements with respect to any of our other outstanding indebtedness.
The declaration and payment of dividends is at the discretion of our Board, whose determination depends on various factors including our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant. In addition, under Delaware law, our Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal year.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities; Repurchases of Securities
On November 29, 2023, the Board approved a stock repurchase program, which authorizes the repurchase of shares of Company Class A common stock in an aggregate amount of up to $3.0 billion through December 31, 2027. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares of Class A common stock and the Board's authorization of the program may be modified, suspended or discontinued at any time.
During the first quarter of 2024, Vertiv purchased 9,076,444 shares of its common stock, par value $0.0001 per share, and retired the repurchased shares in the second quarter of 2024. The Company did not repurchase any shares under its stock repurchase program in the second half of 2024 or in 2025. As of December 31, 2025, $2.4 billion remains for additional share repurchases under the current approved program. Excess share repurchase price over par value is allocated between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings.

Stock Performance Graph
The following graph provides a comparison of the cumulative total stockholder return on our common stock from December 31, 2020 through December 31, 2025 to the returns of the S&P MidCap 400, Russell 1000, and S&P 500. The graph assumes that $100 was invested on December 31, 2020 in our Class A common stock and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Company / Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Vertiv Holdings Co.	100.0	133.8	73.2	257.7	610.3	871.5
S&P MidCap 400 Index	100.0	124.8	108.5	126.3	143.9	154.7
Russell 1000 Index	100.0	126.5	102.3	129.4	161.1	189.1
S&P 500	100.0	128.7	105.4	133.1	166.4	196.2
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
We have omitted the discussion on our results of operations for the year ended December 31, 2023, which discussion was previously included in Item 7 of our 2024 Annual Report on Form 10-K, filed with the SEC on February 18, 2025.
Overview
We are a global leader in the design, manufacturing and servicing of critical digital infrastructure technology that powers, cools, deploys, secures and maintains electronics that process, store and transmit data. We primarily provide this technology to data centers, communication networks and commercial and industrial environments worldwide. We aim to help create a world where critical technologies always work, and where we empower the vital applications of the digital world.
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•Trade and Economic Uncertainty: The global trade and economic environment continues to evolve rapidly with the imposition of new U.S. tariffs and retaliatory tariffs being imposed by foreign countries. In response to these escalating pressures and the geopolitical and macroeconomic uncertainties surrounding global supply chains and customer demand, we continue to pursue our supply chain strategy of supplier and geographic resilience. This includes, but is not limited to, continuing to add regional sourcing and manufacturing capabilities and capacity to complement our existing global supply chain. We’re strengthening our supply base and manufacturing footprint in the U.S. and other strategic jurisdictions around the world as part of our overall capacity strategy to grow with customer demand in the U.S. and other jurisdictions.
The imposition of U.S. tariffs and foreign country retaliatory tariffs, or the proposed imposition of additional or similar tariffs, in jurisdictions where we have manufacturing facilities or where our customers operate could increase our cost of doing business and could significantly impact our financial performance.
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

We are also continually monitoring the evolving macroeconomic environment, including monitoring inflationary and recessionary pressures resulting from the ongoing tariffs and geopolitical climate. These additional pressures could significantly impact the labor markets, exchange rates, customer demand, supply chain, capital markets and other economic conditions in the jurisdictions we operate throughout 2026 and beyond. As we monitor this ever-changing situation, we have been adjusting, and will continue to adjust, our operational plans in an effort to mitigate the impact of these pressures on our business and financial performance.
•Capacity Expansion: We have strategically invested in expanding our global capacity to meet both current and anticipated customer demand across key infrastructure segments. Since late 2021, Vertiv has more than doubled its manufacturing capacity for switchgear, busbar and integrated power solutions through the opening of new facilities and capacity increases at existing operations worldwide. These expansions support our ability to deliver critical power infrastructure at scale for data centers and other mission-critical applications amid accelerating demand, particularly driven by AI and high-performance computing workloads.
To further support growth in thermal management solutions, we opened a new state-of-the-art manufacturing facility and test laboratory in Pune, India in 2024. This site significantly enhances our ability to produce a broad range of cooling products — from in-row and wall-mount units to large direct expansion and free-cooling systems — while serving both domestic and global customers.

We expanded our domestic infrastructure solutions manufacturing footprint in 2024 with the addition of a 215,000-square-foot facility in Pelzer, South Carolina. This facility accelerates production of modular solutions, integrated power systems and other prefabricated infrastructure, enabling customers to reduce installation time and rapidly scale deployments.
Looking ahead, we anticipate continuing to invest in capacity globally to ensure that we provide the geographic presence and operational resiliency our customers require, with the ability to rapidly scale in response to evolving demand.
In addition to organic capacity growth, we expanded our solution capabilities through strategic acquisitions aligned with demand trends. In August 2025, we acquired the Great Lakes Data Racks & Cabinets family of companies ("Great Lakes") for approximately $200 million, which enhances our rack, cabinet and integrated white-space infrastructure offerings, strengthening our position in delivering comprehensive solutions for AI, high-density computing, edge and hyperscale environments. Great Lakes’ manufacturing operations in the U.S. and Europe broaden our execution capacity and accelerate the availability of pre-engineered rack and integrated infrastructure systems that address market needs for performance, scalability, and faster time to deployment.
•Artificial Intelligence: Increased maturity and adoption of AI and high-performance compute is currently impacting the data center industry and driving technology innovation leading to increased demand. We have invested in developing new product, services, and solutions to serve this growing industry. With this, we are increasing capacity to support additional demand for AI infrastructure as necessary, and we will continue to invest to support additional growth driven by AI.
•Thermal Management Portfolio Expansion: We continue to invest in expansion of our thermal management portfolio and product capabilities to meet customer demand. The complexity of hybrid air and liquid cooling created by AI workloads presents significant opportunities for innovation within, and expansion of, the entire thermal chain to better optimize performance, power utilization, control, and heat re-use. Our investment and expansion efforts are directed at capturing new technologies across the entire thermal chain from chip to heat rejection, re-use, and more to meet growing demands. Further, we are focused on the continued growth and expansion of our portfolio geographically, as we leverage our best-in-class regional products and expand such offerings into other regions and globally.

•Strengthened Services Capabilities: We continue to see attractive opportunities in our services business as customers increasingly prioritize reliability, performance optimization, and lifecycle management across more complex and mission-critical digital infrastructure environments. The growth of AI and high-density computing is further increasing the importance of services that support uptime, efficiency, and long-term system performance.
Our services portfolio spans project-based and lifecycle offerings with an increasing emphasis on software-enabled and data-driven capabilities that allow us to engage earlier in the deployment cycle and remain embedded throughout the operational life of customer infrastructure.
We have continued to enhance these capabilities through targeted investments and acquisitions. These acquisitions strengthen our software and automation capabilities, enabling advanced analytics, orchestration, and AI-driven insights across complex infrastructure environments. For example, our acquisition of Purge Rite Intermediate, LLC ("PurgeRite") in December 2025 expands our thermal services capabilities, supporting system cleanliness, reliability, and performance, particularly in liquid-cooled and hybrid cooling applications. Refer to "Note 2 - Acquisitions" for additional information on this acquisition. Together, these investments support our integrated systems-level approach and strengthen the value proposition of our services offering.
•Strategic Partnerships: We continue to pursue strategic partnerships and investment opportunities that enhance our technology capabilities and support the delivery of scalable, resilient infrastructure solutions as customer requirements evolve. As data center and critical infrastructure environments become more power-dense and complex, collaboration across the ecosystem is increasingly important to meeting performance, efficiency, and reliability needs.
Our partnership with NVIDIA supports the development of advanced power and thermal infrastructure aligned with next-generation AI and high-performance computing architectures, while our collaboration with Oklo reflects exploration of alternative energy solutions that could support future data center power requirements. In addition, our partnership with Caterpillar strengthens our capabilities in distributed power generation and backup solutions for critical infrastructure applications.

Collectively, these partnerships support Vertiv’s systems-level approach and enhance our ability to deliver integrated solutions across power, thermal, and digital infrastructure.
•Need for Speed and Scale: As digital infrastructure requirements continue to accelerate—particularly for AI and high-density computing—customers are increasingly prioritizing speed of deployment and the ability to scale reliably across geographies. Time-to-market, consistency, and execution certainty have become critical decision factors as customers seek to bring capacity online faster while managing growing system complexity.
We continue to invest in prefabricated, factory-integrated, and standardized infrastructure solutions designed to reduce on-site complexity and improve deployment efficiency. Our SmartRun overhead infrastructure portfolio accelerates data center build-outs through pre-engineered and modular power, busway, and integrated infrastructure solutions, enabling faster installation, improved quality, and greater scalability. In addition, Vertiv OneCore provides a standardized, repeatable architecture that integrates power, thermal, racks, software, and services into a unified systems framework, supporting consistent deployment and scalability across customer environments. These solutions shift a greater portion of engineering, assembly, and validation into the factory, reducing on-site installation complexity and reliance on scarce skilled labor, while improving deployment speed, consistency, and execution certainty.
Together, these capabilities support Vertiv’s systems-level approach and enhance our ability to help customers deploy critical infrastructure faster, at scale, and with greater predictability as demand continues to grow.
RESULTS OF OPERATIONS
Year ended December 31, 2025 compared to year ended December 31, 2024

(Dollars in millions)	2025	2024	$ Change	% Change
Net sales	$10,229.9	$8,011.8	$2,218.1	27.7%
Cost of sales	6,514.7	5,077.6	1,437.1	28.3%
Gross profit	3,715.2	2,934.2	781.0	26.6%
Selling, general and administrative expenses	1,617.8	1,374.0	243.8	17.7%
Amortization of intangibles	200.4	184.2	16.2	8.8%
Restructuring costs	54.5	5.3	49.2	928.3%
Foreign currency (gain) loss, net	12.0	9.3	2.7	29.0%
Other operating expense (income)	0.8	(6.0)	6.8	113.3%
Operating profit (loss)	1,829.7	1,367.4	462.3	33.8%
Interest expense, net	86.1	150.4	(64.3)	(42.8)%
Loss on extinguishment of debt	1.7	2.4	(0.7)	(29.2)%
Change in fair value of warrant liabilities	—	449.2	(449.2)	(100.0)%
Income tax expense	409.1	269.6	139.5	51.7%
Net income (loss)	$1,332.8	$495.8	$837.0	168.8%
Net Sales
Net sales were $10,229.9 in 2025, an increase of $2,218.1, or 27.7%, compared with $8,011.8 in 2024. The increase in sales was primarily driven by higher sales volumes and the positive impacts from foreign currency of $49.6. Product sales increased $1,961.8, which included positive impacts from foreign currency of $37.5. Services & spares sales increased $256.3, including the positive impacts from foreign currency of $12.1.
Excluding intercompany sales, net sales were $6,386.3 in the Americas, $2,019.2 in Asia Pacific and $1,824.4 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $6,514.7 in 2025, an increase of $1,437.1, or 28.3% compared to 2024. The increase in cost of sales was primarily driven by the impact of higher volumes. Gross profit was $3,715.2 in 2025, or 36.3% of sales, compared to $2,934.2, or 36.6% of sales in 2024. Margin was relatively flat as benefits from higher sales volume and improved price realization were offset by cost inflation, particularly related to tariffs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (or “SG&A”) were $1,617.8 in 2025, an increase of $243.8, or 17.7% compared to 2024. The increase in SG&A was primarily driven by increased compensation costs. SG&A as a percentage of sales were 15.8% in 2025 compared with 17.1% in 2024.
Other Operating Expenses
The remaining other operating expenses include amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $267.7 for 2025, which was a $74.9 increase from 2024. The increase was due to a $49.2 increase in restructuring costs, increased amortization of intangibles of $16.2, a $6.8 decrease in other operating expense (income) primarily due to mark-to-market losses associated with economic hedges, and a $2.7 increase in foreign currency loss.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the then outstanding private warrants. The change in fair value of the then outstanding private warrants during 2024 resulted in a loss of $449.2. Cote SPAC I LLC elected in December 2024 to exercise the remaining 5,266,667 outstanding private warrants on a cashless basis as permitted under the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock. As of December 31, 2025 and 2024, there were no warrants outstanding.
Interest Expense
Interest expense, net, was $86.1 in 2025 compared to $150.4 in 2024. The $64.3 decrease is primarily driven by a $33.0 increase of interest income and a $26.1 reduction to interest expense as a result of our Term Loan amendments. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be partially mitigated by our interest rate swaps and interest income.
Income Tax Expense
Income tax expense was $409.1 in 2025 compared to $269.6 in 2024. The effective rate in 2025 was primarily influenced by the mix of income between our U.S. and non-U.S. operations and net changes in valuation allowance offset by discrete benefits related to stock compensation. In 2024, income tax expense was primarily influenced by the mix of income between our U.S. and non-U.S. operations, net of changes in valuation allowances and uncertain tax positions, and reflects the impact of non-deductible changes in fair value of warrant liabilities, as well as discrete tax adjustments related to legislation changes enacted in the period.
Income tax expense in 2025 was $139.5 higher than 2024 primarily due to increased financial performance, changes in non-U.S tax holidays and incentives and the change in valuation allowance.
Business Segments
The following are business segment results for the years ended December 31, 2025 and 2024. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 13 — Segment Information”, of our Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	December 31, 2025	December 31, 2024	$ Change	% Change
Net sales	$6,386.3	$4,500.6	$1,885.7	41.9%
Operating profit (loss)	1,714.3	1,097.8	616.5	56.2%
Margin	26.8%	24.4%
Americas net sales of $6,386.3 in 2025 increased $1,885.7, or 41.9%, from 2024. The increase in sales was primarily driven by higher sales volumes due to products increasing by $1,691.0 and sales of service & spares increasing by $194.7. The product growth was driven by broad-based strength across products and customer segments. Americas net sales were negatively impacted by foreign currency of approximately $6.3.
Operating profit (loss) in 2025 was $1,714.3, an increase of $616.5, or 56.2%, compared with 2024. Margin increased primarily due to the mix of product and service sales in addition to operational leverage.

Asia Pacific

(Dollars in millions)	December 31, 2025	December 31, 2024	$ Change	% Change
Net sales	$2,019.2	$1,717.8	$301.4	17.5%
Operating profit (loss)	222.1	175.2	46.9	26.8%
Margin	11.0%	10.2%
Asia Pacific net sales of $2,019.2 in 2025 increased $301.4, or 17.5%, from 2024. The increase in sales was primarily driven by growth throughout the region, partially offset by the negative impact of foreign currency of approximately $11.5. Net sales of products improved by $262.4, and service & spares improved by $39.0.
Operating profit (loss) in 2025 was $222.1, an increase of $46.9, or 26.8%, compared with 2024. Margin increased primarily driven by operational leverage, cost improvement actions, and geographical mix.
Europe, Middle East & Africa

(Dollars in millions)	December 31, 2025	December 31, 2024	$ Change	% Change
Net sales	$1,824.4	$1,793.4	$31.0	1.7%
Operating profit (loss)	377.4	439.4	(62.0)	(14.1)%
Margin	20.7%	24.5%
Europe, Middle East & Africa net sales of $1,824.4 in 2025 increased $31.0, or 1.7%, from 2024. Sales increases were positively impacted by foreign currency of approximately $67.4, with products increasing by $8.4, and service & spares increasing by $22.6.
Operating profit (loss) in 2025 was $377.4, a decrease of $62.0, or 14.1%, compared with 2024. Margin erosion was primarily due to the mix of product and service sales, operational inefficiencies, and increased capacity to support future global demand.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, and global product platform development and offering management. Corporate and other costs were $283.7 and $160.8 in 2025 and 2024, respectively. Corporate and other costs increased $122.9 compared to 2024 primarily due to an increase in restructuring costs and an increase in certain employee related costs.
Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Our capital expenditures are primarily related to the maintenance of our long-term assets, as well as the investment in projects, such as capacity and facility expansion, that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were $226.4 in 2025. We expect to have capital expenditures (including capitalized software) of $425 to $525 in 2026 in order to support capacity expansion across the business.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations, lease obligations, bank guarantees, bonds and other financial instruments. Refer to “Note 6 — Debt”, “Note 7 — Leases”, and “Note 16 — Commitments and Contingencies” of the accompanying consolidated financial statements for more information. In addition, we have uncertain tax positions that are further discussed in “Note 8 — Income Taxes” of the consolidated financial statements. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We, through our subsidiaries, are party to certain indebtedness arrangements, including the Senior Secured Notes due 2028, with an outstanding principal amount of $850.0 as of December 31, 2025 (the “Notes”), the Term Loan due 2032, with an outstanding principal amount of $2,076.1 as of December 31, 2025 (the “Term Loan”), and the ABL Revolving Credit Facility due 2029, providing up to $800.0 of revolving borrowings, with separate sublimits for letters of credit and swingline borrowings and an uncommitted accordion of up to $200.0, for which none was outstanding as of December 31, 2025 (the “ABL Revolving Credit Facility” and collectively with the Term Loan, the “Senior Secured Credit Facilities”). Our Term Loan's maturity was extended from 2027 to 2032 through an amendment which was executed on August 12, 2025.

See “Note 6 — Debt” of the consolidated financial statements for more detailed discussion of the material terms of the Notes and the Senior Secured Credit Facilities.
At December 31, 2025, we had $1,728.4 in cash and cash equivalents and $99.5 in short-term investments, which includes amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At December 31, 2025, Vertiv had $784.0 of availability (subject to customary borrowing base and other conditions) under the ABL Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $16.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility.
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
Summary Statement of Cash Flows
Year ended December 31, 2025 compared to year ended December 31, 2024

(Dollars in millions)	2025	2024	$ Change	% Change
Net cash provided by (used for) operating activities	$2,113.8	$1,319.3	$794.5	60.2%
Net cash provided by (used for) investing activities	(1,500.8)	(201.7)	(1,299.1)	644.1
Net cash provided by (used for) financing activities	(72.3)	(652.1)	579.8	(88.9)
Capital expenditures	(220.0)	(167.0)	(53.0)	31.7
Investments in capitalized software	(6.4)	(17.1)	10.7	(62.6)
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $2,113.8 in 2025, a $794.5 increase in cash generation compared to 2024. Net income from operations of $1,332.8 included $383.0 of net non-cash expense items, consisting of depreciation and amortization of $308.6, deferred taxes of $22.6, non-cash stock based compensation expense of $45.9, and amortization of debt discount and issuance costs of $5.9. Trade working capital provided $339.3 in 2025 compared to $114.1 in 2024.
Net Cash provided by (used for) Investing Activities
Net cash used for investing activities was $1,500.8 in 2025 compared to $201.7 in 2024. The increased use of cash in 2025 over the comparable period was primarily driven by the acquisition of businesses of $1,184.8 and net purchases of short-term investments of $89.6.
Net Cash provided by (used for) Financing Activities
Net cash used by financing activities was $72.3 in 2025 compared to $652.1 of net cash used by financing activities in 2024. The decrease in cash used in 2025 was primarily the result of a $599.9 decrease in repurchases of common shares and a $6.6 decrease in proceeds from the exercise of employee stock options, offset by a $24.4 increase in dividend payments, and a $10.7 decrease in employee taxes paid for shares withheld.
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
•forecasted earnings before interest, taxes, depreciation, and amortization;
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
Goodwill
We account for goodwill acquired in a business combination in conformity with current accounting guidance, which does not allow for goodwill to be amortized. We review goodwill for impairment annually in the fourth quarter or when events and circumstances indicate an impairment may have occurred. The impairment assessment for goodwill is performed at the reporting unit level. The Company’s five reporting units are comprised of the Americas; Greater China; India; Asia; and Europe, Middle East & Africa. For segment reporting Greater China, India and Asia are aggregated into one reportable business segment, refer to “Note 13 — Segment Information” of the accompanying consolidated financial statements for more information.
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
We performed our annual goodwill impairment using the qualitative approach in the fourth quarter for each reporting unit. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of each reporting unit exceeded their carrying value and, therefore, our goodwill was not impaired, and no impairment charges were reported for the year ended December 31, 2025.

Revenue Recognition
We recognize revenue from the sale of manufactured products and services when control of the promised goods or services are transferred to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of our sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. Sales for service contracts, including installation, inventory with no alternative use and an enforceable right of payment upon customer termination and other discrete services, generally are recognized over time as the services are provided. Payments received in advance for service arrangements or product delivery are recorded as deferred revenue and recognized in net sales when the revenue recognition criteria are met. Unbilled revenue is recorded when performance obligations have been satisfied, but we do not have present right to payment.
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
We record reductions to sales for prompt payment discounts, customer and distributor incentives including rebates, and returns at the time of the initial sale. Rebates are estimated based on sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. Returns are estimated at the time of the sale primarily based on historical experience and recorded gross on the consolidated balance sheet.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Judgment in the forecasting of taxable income using historical and projected future operating results is required in determining our provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss and credit carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the U.S. when it is expected that these earnings are indefinitely reinvested. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Consolidated Statements of Earnings (Loss) and Consolidated Balance Sheets.
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
A discussion of our accounting policies for derivative instruments and hedging activities is included in “Note 1 – Description of Business and Summary of Significant Accounting Policies”. Information relating to market risks is presented in “Note 11 – Financial Instruments and Risk Management” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part II of this Annual Report.
Foreign Exchange Rate Risk
We have transactional foreign currency exposures related to buying and selling in currencies other than the local currencies in which we operate. We enter into one-month foreign exchange forwards to mitigate exposures of fluctuations in currencies such as the Euro, Chinese Yuan, British Pound, and Mexican Peso on the carrying amount of foreign currency-denominated assets, liabilities, commitments and, when applicable, we enter into foreign currency exchange forwards for generally less than one year to mitigate the exposure to certain anticipated foreign currency transactions. We have translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars. We hedge portions of the net investment in foreign subsidiaries against fluctuations in the Chinese Yuan through derivative instruments.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates and cash and cash equivalents, which are exposed to floating interest rates and may impact cash flow. The ABL Revolving Credit Facility, Term Loan, and cash and cash equivalents are exposed to floating interest rates and may impact cash flow. At December 31, 2025, there were no borrowings outstanding under the ABL Revolving Credit Facility and there was an outstanding principal amount of $2,076.1 on the Term Loan, due 2032 with a borrowing rate of 5.61%. At December 31, 2024, there were no borrowings outstanding under the ABL Revolving Credit Facility, and there was an outstanding principal amount of $2,097.0 on the Term Loan, due 2032 with a borrowing rate of 6.19%. Cash and cash equivalents were $1,728.4 and $1,227.6 at December 31, 2025 and 2024, respectively. In order to mitigate interest rate risk, we entered into interest rate swap agreements with a notional amount of $1,000.0 that hedge our Term Loan Credit Agreement due 2032 until they mature in March 2027. The swap transactions exchange floating rate interest payments for fixed rate interest payments on the notional amount to reduce interest rate volatility. Based on the outstanding balances of floating rate debt, net of interest rate swap agreements, our annual net interest expense would increase with increases in variable interest rates at December 31, 2025 and 2024 by approximately:

Basis point change scenario	December 31, 2025	December 31, 2024
+100	$10.8	$11.0
+200	21.5	21.9
Commodity Risk
We are subject to commodity risk from fluctuating prices of certain raw materials, steel, copper and aluminum and electronic components. To partially mitigate this exposure, we enter into economic hedges for copper and aluminum. Based on the outstanding economic hedges for a hypothetical 10% increase and decrease in commodity prices, the Company would experience a gain of $15.8 and a loss of $13.2, respectively.

Additional information relating to market risks is presented in “Note 11 – Financial Instruments and Risk Management” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part II of this Annual Report. Our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements are filed as part of this Annual Report under “Item 15. Exhibits, Financial Statement Schedules” and are set forth immediately following the signature pages of this Annual Report.
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025 (the end of the period covered by this Annual Report). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 excluded our PurgeRite and Great Lakes acquisitions, each of which occurred in 2025. Total assets and total sales recorded by the Company related to these acquisitions represented 2.7% (exclusive of acquired intangible assets), and 0.6%, respectively. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. Based on management’s assessment and the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertiv Holdings Co
Opinion on Internal Control Over Financial Reporting
We have audited Vertiv Holdings Co’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vertiv Holdings Co (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 excluded PurgeRite Intermediate, LLC (“PurgeRite”) and Great Lakes Data Racks & Cabinets family of companies (“Great Lakes”) which were acquired by the Company in 2025. Total assets and total sales recorded by the Company related to these acquisitions represented 2.7% (excluding acquired goodwill and intangible assets), and 0.6%, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PurgeRite and Great Lakes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Grandview Heights, Ohio
February 13, 2026

Item 9B. Other Information
During the fourth quarter of 2025, Edward Monser, a member of the Company's Board, adopted a "Rule 10b5-1 trading arrangement" as such each term is defined in Item 408(a) of Regulation S-K. The Rule 10b5-1 trading arrangement, adopted by Mr. Monser on December 5, 2025, is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, provides for the exercise of options and same day sale of up to 77,294 shares of Company Class A common stock and will remain in effect until the earlier of (1) December 20, 2026; (2) the first date on which all trades have been executed or all orders relating to such trades have expired; or (3) upon written notice by Mr. Monser or the broker to terminate or modify the Rule 10b5-1 trading arrangement subject to and in compliance with the Company's insider trading policy and applicable securities laws.
We have adopted an insider trading policy applicable to our directors, officers, employees and certain other persons that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing rules of the NYSE. A copy of the Company’s insider trading policy is included as Exhibit 19 to this Annual Report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Information concerning the Company’s directors as required by this item is incorporated herein by reference to the material appearing under the heading “Election of Directors” in Vertiv’s Proxy Statement for the 2026 Annual Meeting of Stockholders (our “Proxy Statement”), which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee, and its financial expert required by this item is incorporated herein by reference to the material appearing under the heading “Board of Directors and Corporate Governance – Board Committees” in our Proxy Statement. Information regarding the Nominating Committee required by this item is incorporated herein by reference to the material appearing under the heading “Board of Directors and Corporate Governance – Board Committees” in our Proxy Statement. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated herein by reference to the material appearing under the heading “Additional Information – Stockholder Communications with the Board of Directors” in our Proxy Statement. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in our Proxy Statement. Information concerning the executive officers of Vertiv is incorporated herein by reference to the material appearing under the heading “Directors and Executive Officers” in our Proxy Statement. Information concerning the Company’s insider trading policy is incorporated herein by reference to the material appearing under the heading “Insider Trading Policy for Employees, Officers and Directors; Prohibition on Hedging in our Proxy Statement.
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

PART IV.
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
See Index to Consolidated Financial Statements appearing on page 56.
2. Financial Statement Schedules
All financial statement schedules called for under Regulation S-X are omitted because either they are not required under the related instructions, are included in the Consolidated Financial Statements or Notes thereto included elsewhere in this Annual Report, or are not material.
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

2.3
Securities Purchase Agreement between Vertiv Corporation ("Buyer") and Purge Rite Intermediate, LLC, and Purge Rite Holdings, LLC., dated October 31, 2025 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 3, 2025).

2.4*
Amendment, dated as of December 4, 2025, to the Securities Purchase Agreement dated as of October 31, 2025, by and among Vertiv Corporation (“Buyer”), and Purge Rite Intermediate, LLC, and Purge Rite Holdings, LLC (filed herewith).

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

10.27
Amendment No. 2 to Term Loan Credit Agreement, dated as of June 22, 2023, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding II Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 23, 2023).

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

10.31
Amendment No. 6 to Term Loan Credit Agreement, dated as of August 12, 2025, by and among Vertiv Group Corporation, as borrower, Vertiv Intermediate Holding II Corporation and certain other affiliates of Vertiv Group Corporation, as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent.

10.32**
Employment Agreement by and between Vertiv Holdings Co and Stephen Hen I Liang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2021).

10.33**
First Amendment to Employment Agreement dated as of August 5, 2022 by and between Vertiv Holdings Co and Stephen Hen I Liang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2022)

10.34**
Employment Agreement, dated as of November 21, 2022, by and among Giordano Albertazzi, Vertiv Corporation, and Vertiv Holdings Co. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2023).

10.35**	Transition and Consulting Agreement, dated May 28, 2025
10.36**	Offer Letter for Craig Chamberlin
19
Insider Trading Policy, dated as of December 9, 2024, by and between Vertiv Group Corporation and directors, officers, employees, and others (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 18, 2025).

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
101.INS*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH*	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File
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

Date:	February 13, 2026	Vertiv Holdings Co

/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ Craig Chamberlin
Name: Craig Chamberlin
Title: Chief Financial Officer

/s/ Eric M. Johnson
Name: Eric M. Johnson
Title: Chief Accounting Officer and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Giordano Albertazzi	Chief Executive Officer and Director	February 13, 2026
Giordano Albertazzi	(Principal Executive Officer)

/s/ Craig Chamberlin	Chief Financial Officer	February 13, 2026
Craig Chamberlin	(Principal Financial Officer)

/s/ Eric M. Johnson	Chief Accounting Officer	February 13, 2026
Eric M. Johnson	(Principal Accounting Officer)

/s/ David M. Cote	Executive Chairman of the Board	February 13, 2026
David M. Cote

/s/ Joseph van Dokkum	Director	February 13, 2026
Joseph van Dokkum

/s/ Joseph J. DeAngelo	Director	February 13, 2026
Joseph J. DeAngelo

/s/ Jakki L. Haussler	Director	February 13, 2026
Jakki L. Haussler

/s/ Roger Fradin	Director	February 13, 2026
Roger Fradin

/s/ Jacob Kotzubei	Director	February 13, 2026
Jacob Kotzubei

/s/ Matthew Louie	Director	February 13, 2026
Matthew Louie

/s/ Edward L. Monser	Director	February 13, 2026
Edward L. Monser

/s/ Steven S. Reinemund	Director	February 13, 2026
Steven S. Reinemund

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertiv Holdings Co
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vertiv Holdings Co (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Uncertain Tax Positions

Description of the Matter	As described in Note 8 to the Company’s consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. The Company’s tax positions are subject to audit by local taxing authorities across multiple global subsidiaries and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.

Auditing management's accounting for and disclosure of certain of its uncertain tax positions was challenging due to the recognition and measurement being judgmental as they are based on interpretations of statutes, regulations, tax rulings and case law across multiple jurisdictions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for certain of its uncertain tax positions. Our procedures included testing controls over management’s review of the recognition and measurement of certain of its uncertain tax positions as well as management’s controls over the completeness and accuracy of the data used within the Company’s analyses of these uncertain tax positions.

Our audit procedures included, among others, evaluating any changes in the significant assumptions utilized by the Company in the current year to assess certain of its uncertain tax positions by jurisdiction. We also tested the completeness and accuracy of the underlying data used in the Company’s analyses of certain of its uncertain tax positions in the current year. We evaluated current year third-party regulatory studies and other supporting documentation prepared from external advisors and internal legal counsel, examined the Company's communications with the relevant tax authorities and read the minutes of the meetings of the committees of the board of directors. We involved tax professionals with specialized skill and knowledge to assist in our evaluation of the tax technical merits of the Company’s assessment, including the assessment of whether the tax positions are more likely than not to be sustained, the amount of the potential benefits to be realized, and the application of relevant income tax law. We also assessed any changes to the Company’s disclosure of uncertain tax positions.
Valuation of Certain Acquired Intangible Assets

Description of the Matter
As described in Note 2 of the consolidated financial statements, on October 31, 2025, the Company entered into a sale and purchase agreement ("Acquisition Agreement") to acquire Purge Rite Intermediate, LLC ("PurgeRite"). The transaction ("Acquisition") closed on December 4, 2025. Under the terms of the Acquisition Agreement, total consideration transferred was $1,138.3 million. The Company accounted for the acquisition of PurgeRite using the acquisition method of accounting. The Company’s accounting for this acquisition included determining the preliminary fair value of the intangible assets acquired, which included the customer relationship intangible asset.

Auditing the Company’s preliminary accounting for its acquisition of PurgeRite was complex and subjective due to the significant estimation uncertainty in determining the estimated fair value of the customer relationship intangible asset of $372.6 million. The Company used the multi-period excess earnings method to value the customer relationship intangible asset. The significant assumptions used to estimate the fair value of the customer relationships intangible asset included the forecasted earnings before interest, taxes, depreciation and amortization, customer attrition rates and the discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for accounting for the customer relationship intangible asset. For example, we tested controls over management’s review of the valuation methodologies and key assumptions used to estimate fair value, as well as management’s controls over the completeness and accuracy of the information used within the valuation model.

To test the estimated preliminary fair value of the customer relationship intangible asset, our audit procedures included, among others, reading the purchase agreement, assessing the appropriateness of the valuation methodologies used, evaluating the significant assumptions discussed above and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the forecasted earnings before interest, taxes, depreciation and amortization to current industry and economic trends and the historical financial performance of the acquired business. We performed sensitivity analyses to evaluate the changes in the fair value that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the methodologies used to estimate the fair value of the customer relationship intangible asset and to test certain significant assumptions, including the customer attrition and discount rates, which included a comparison of the selected rates to benchmark data. In addition, we evaluated the competency and objectivity of management’s third-party valuation specialist, and we assessed the adequacy of the disclosures in the consolidated financial statements related to the acquired intangible asset.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Grandview Heights, Ohio
February 13, 2026

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales
Net sales - products	$8,390.6	$6,393.5	$5,406.1
Net sales - services	1,839.3	1,618.3	1,457.1
Net sales	10,229.9	8,011.8	6,863.2
Costs and expenses
Cost of sales - products	5,447.2	4,099.4	3,575.7
Cost of sales - services	1,067.5	978.2	887.0
Cost of sales	6,514.7	5,077.6	4,462.7
Operating expenses
Selling, general and administrative expenses	1,617.8	1,374.0	1,312.3
Amortization of intangibles	200.4	184.2	181.3
Restructuring costs	54.5	5.3	28.6
Foreign currency (gain) loss, net	12.0	9.3	16.0
Other operating expense (income)	0.8	(6.0)	(9.9)
Operating profit (loss)	1,829.7	1,367.4	872.2
Interest expense, net	86.1	150.4	180.1
Loss on extinguishment of debt	1.7	2.4	0.5
Change in fair value of warrant liabilities	—	449.2	157.9
Income (loss) before income taxes	1,741.9	765.4	533.7
Income tax expense	409.1	269.6	73.5
Net income (loss)	$1,332.8	$495.8	$460.2

Earnings (loss) per share:
Basic	$3.49	$1.32	$1.21
Diluted	$3.41	$1.28	$1.19
Weighted-average shares outstanding
Basic	381,712,181	376,418,933	380,144,059
Diluted	390,652,824	386,325,058	386,226,267

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$1,332.8	$495.8	$460.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	174.8	(114.1)	67.2
Interest rate swaps	(27.4)	(13.1)	(22.5)
Pension	(3.5)	(4.5)	(3.0)
Foreign currency exchange forwards	23.1	(12.6)	—
Other comprehensive income (loss), net of tax	167.0	(144.3)	41.7
Comprehensive income (loss)	$1,499.8	$351.5	$501.9

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,728.4	$1,227.6
Short-term investments	99.5	—
Accounts receivable, less allowances of $25.6 and $22.4, respectively	3,109.0	2,362.7
Inventories	1,456.5	1,244.4
Other current assets	426.1	267.1
Total current assets	6,819.5	5,101.8
Property, plant and equipment, net	921.8	625.1
Other assets:
Goodwill	2,033.7	1,321.1
Other intangible assets, net	1,894.8	1,487.1
Deferred income taxes	179.6	303.3
Right-of-use assets, net	303.0	202.1
Other	60.0	92.0
Total other assets	4,471.1	3,405.6
Total assets	$12,212.4	$9,132.5
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$20.9	$21.0
Accounts payable	1,756.4	1,316.4
Deferred revenue	1,814.7	1,063.3
Accrued expenses and other liabilities	771.6	612.6
Income taxes	43.4	83.7
Total current liabilities	4,407.0	3,097.0
Long-term debt, net	2,892.1	2,907.2
Deferred income taxes	232.8	240.3
Long-term lease liabilities	245.2	171.4
Other long-term liabilities	494.0	282.3
Total liabilities	8,271.1	6,698.2
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 382,553,680 and 380,703,974 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,895.2	2,821.4
Retained earnings	1,027.9	(238.3)
Accumulated other comprehensive (loss) income	18.2	(148.8)
Total equity	3,941.3	2,434.3
Total liabilities and equity	$12,212.4	$9,132.5

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW
VERTIV HOLDINGS CO
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	1,332.8	495.8	460.2
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	97.1	81.6	74.3
Amortization	211.5	195.4	196.7
Deferred income taxes	22.6	(54.5)	(131.6)
Amortization of debt discount and issuance costs	5.9	7.0	7.9
Change in fair value of warrant liabilities	—	449.2	157.9
Stock-based compensation	45.9	34.6	25.0
Changes in operating working capital	339.3	114.1	66.7
Other	58.7	(3.9)	43.4
Net cash provided by (used for) operating activities	2,113.8	1,319.3	900.5
Cash flows from investing activities:
Capital expenditures	(220.0)	(167.0)	(127.9)
Investments in capitalized software	(6.4)	(17.1)	(6.7)
Purchase of short-term investments	(539.6)	—	—
Proceeds from maturities of short-term investments	450.0	—	—
Proceeds from disposition of property, plant and equipment	—	—	12.4
Acquisition of businesses, net of cash acquired	(1,184.8)	(17.6)	(28.8)
Proceeds from sale of business	—	—	11.9
Net cash provided by (used for) investing activities	(1,500.8)	(201.7)	(139.1)
Cash flows from financing activities:
Borrowings from ABL revolving credit facility and short-term borrowings	—	270.0	224.9
Repayments of ABL revolving credit facility and short-term borrowings	—	(270.0)	(459.9)
Repayment of long-term debt	(20.9)	(21.1)	(27.1)
Dividend payment	(66.6)	(42.2)	(9.5)
Repurchase of common stock	—	(599.9)	—
Exercise of employee stock options	26.4	33.0	27.4
Employee taxes paid from shares withheld	(11.2)	(21.9)	(3.3)
Net cash provided by (used for) financing activities	(72.3)	(652.1)	(247.5)
Effect of exchange rate changes on cash and cash equivalents	16.9	(21.9)	1.5
Increase (decrease) in cash, cash equivalents and restricted cash	557.6	443.6	515.4
Beginning cash, cash equivalents and restricted cash	1,232.2	788.6	273.2
Ending cash, cash equivalents and restricted cash	$1,789.8	$1,232.2	$788.6
Changes in operating working capital
Accounts receivable	$(547.5)	$(280.3)	$(277.2)
Inventories	(164.7)	(369.3)	(54.0)
Other current assets	(72.9)	(63.7)	4.7
Accounts payable	381.2	343.1	(17.7)
Deferred revenue	717.5	434.5	274.2
Accrued expenses and other liabilities	93.1	7.0	91.5
Income taxes	(67.4)	42.8	45.2
Total changes in operating working capital	$339.3	$114.1	$66.7
Supplemental Disclosures
Cash paid during the year for interest	$126.7	$155.5	$176.7

See accompanying Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital		Treasury Share Capital
	Shares	Amount	Treasury Stock	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of December 31, 2022	377,368,837	$—	—	$—	$2,630.7	$(1,142.6)	$(46.2)	$1,441.9
Net income (loss)	—	—	—	—	—	460.2	—	460.2
Exercise of employee stock options	2,122,710	—	—	—	27.4	—	—	27.4
Stock-based compensation activity, net of withholdings for tax(1)	420,170	—	—	—	21.7	—	—	21.7
Employee 401K match with Vertiv stock	508,965	—	—	—	9.9	—	—	9.9
Exercise of warrants(2)	1,368,194	—	—	—	21.6	—	—	21.6
Dividend payment	—	—	—	—	—	(9.5)	—	(9.5)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	41.7	41.7
Balance at December 31, 2023	381,788,876	$—	—	$—	$2,711.3	$(691.9)	$(4.5)	$2,014.9
Net income (loss)	—	—	—	—	—	495.8	—	495.8
Exercise of employee stock options	2,509,946	—	—	—	33.0	—	—	33.0
Stock-based compensation activity, net of withholdings for tax(3)	532,821	—	—	—	22.1	—	—	22.1
Employee 401K match with Vertiv stock	136,254	—	—	—	10.7	—	—	10.7
Dividend payment	—	—	—	—	—	(42.2)	—	(42.2)
Repurchase of common stock(4)	(9,076,444)	—	9,076,444	(605.9)	6.0	—	—	(599.9)
Retirement of common stock	—	—	(9,076,444)	605.9	(605.9)	—	—	—
Exercise of warrants(5)	4,812,521	—	—	—	644.2	—	—	644.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(144.3)	(144.3)
Balance at December 31, 2024	380,703,974	$—	—	—	$2,821.4	$(238.3)	$(148.8)	$2,434.3
Net Income (loss)	—	—	—	—	—	1,332.8	—	1,332.8
Exercise of employee stock options	1,494,424	—	—	—	26.4	—	—	26.4
Stock-based compensation activity, net of withholdings for tax(6)	231,379	—	—	—	34.7	—	—	34.7
Employee 401K match with Vertiv stock	123,903	—	—	—	12.7	—	—	12.7
Dividend payments	—	—	—	—	—	(66.6)	—	(66.6)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	167.0	167.0
Balance at December 31, 2025	382,553,680	$—	—	$—	$2,895.2	$1,027.9	$18.2	$3,941.3
(1)Net stock compensation activity includes 635,663 vested shares offset by 215,493 shares withheld for taxes valued at $3.3 and stock-based compensation of $25.0.
(2)On February 24, 2023, GS Sponsor LLC elected to exercise 5,266,666 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 1,368,194 shares of Class A common stock.
(3)Net stock compensation activity includes 778,510 of vested shares offset by 245,689 shares withheld for taxes valued at $21.9, and stock-based compensation of $34.6 and employee incentive compensation of $9.4 awarded in fully vested shares.
(4)Repurchase of common stock activity includes common stock valued at $599.9 and a 1% excise tax accrual of $6.0. Accrual was subsequently reversed due to fair value of common stock issued in 2024 exceeding the value of common stock repurchased.
(5)On December 6, 2024, Cote SPAC I LLC elected to exercise 5,266,667 warrants on a cashless basis pursuant to the agreement governing the warrants, in exchange for which the Company issued 4,812,521 shares of Class A common stock.
(6)Net stock compensation activity includes 330,510 of vested shared offset by 99,131 shares withheld for taxes valued at $11.2, and stock-based compensation of $45.9.

See accompanying Notes to the Consolidated Financial Statements

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Dollars in millions except for per share data and as otherwise noted)
Description of Business
Vertiv Holdings Co (“Holdings Co”, and together with its majority-owned subsidiaries, “Vertiv”, “we”, “our”, or “the Company”), formerly known as GS Acquisition Holdings Corp (“GSAH”), provides mission-critical digital infrastructure technologies and life cycle services primarily for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include AC and DC power management, thermal management, low/medium voltage switchgear, busbar, air cooled and liquid cooled thermal management products, integrated modular solutions, racks, single phase UPS, rack power distribution, rack thermal systems, configurable integrated solutions, energy storage solutions, hardware, software for managing IT equipment, management systems for monitoring and controlling digital infrastructure, and services. Vertiv manages and reports results of operations for three business segments: Americas; Asia Pacific; and Europe, Middle East & Africa.
Holdings Co was originally incorporated in Delaware on April 25, 2016 as GSAH, a special purpose acquisition company which consummated its initial public offering (the “IPO”) in June of 2018. On February 7, 2020, Vertiv Holdings, LLC, a Delaware limited liability company and predecessor of Vertiv, consummated a business combination pursuant to a merger agreement with GSAH, among other parties (the “Business Combination”).
In connection with the Business Combination, GSAH changed its name to Vertiv Holdings Co and changed the trading symbols for its common stock and units, each unit (other than those separated at the request of a holder) representing one share of Class A common stock and one-third of one redeemable warrant to acquire one share of Class A common stock, that were issued in GSAH’s initial public offering . The Class A common stock listed on the NYSE was changed from “GSAH” to “VRT”. As a result of the Business Combination, Vertiv Holdings Co became the new parent entity, directly and indirectly, of all of the assets and business it now operates.
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
Revenue Recognition
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. The majority of the Company’s sales agreements contain performance obligations satisfied at a point in time when control is transferred to the customer. Sales for service contracts, including installation, inventory with no alternative use and an enforceable right of payment upon customer termination and other discrete services, generally are recognized over time as the services are provided. Payments received in advance for service arrangements or product delivery are recorded as deferred revenue and recognized in net sales when the revenue recognition criteria are met. Unbilled revenue is recorded when performance obligations have been satisfied, but the Company does not have present right to payment.
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
Sales commissions are expensed when the amortization period is less than a year and are generally not capitalized as they are typically earned at the completion of the contract when the customer is invoiced or when the customer pays Vertiv. The Company typically offer warranties that are consistent with standard warranties in the jurisdictions where it sells goods and services. The warranties are generally assurance type warranties for which they promise goods and services meet contract specifications. In limited circumstances, the Company sells warranties that extend the warranty coverage beyond the standard coverage offered on specific products. Sales for these separately-priced warranties are recorded based on their stand-alone selling price and are recognized as revenue over the length of the warranty period.
Foreign Currency Translation
The functional currency for substantially all of the Company’s non-U.S. subsidiaries is the local currency. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive (loss) income. Transactions denominated in currencies other than the subsidiaries’ functional currencies are subject to changes in exchange rates with resulting gains/losses recorded in net earnings (loss).
Cash and Cash Equivalents
Cash and cash equivalents are reflected on the Consolidated Balance Sheets and consist of highly liquid investments with original maturities of three months or less.
The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets. Restricted cash represents cash collateral for bank guarantees and funds held in escrow related to acquisitions. Refer to "Note 2 - Acquisitions" for additional information.

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$1,728.4	$1,227.6	$780.4
Restricted cash included in other current assets	61.4	4.6	8.2
Total cash, cash equivalents, and restricted cash	$1,789.8	$1,232.2	$788.6
Marketable Securities
The Company classifies marketable securities with maturities in excess of three months and less than one year at acquisition as held-to-maturity. These investments primarily consist of U.S. Treasury bills. The Company does not purchase and hold securities principally for the purpose of selling them in the near future, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At December 31, 2025, the Company recorded "Short-term investments" on the Consolidated Balance Sheets at amortized cost of $99.5. At December 31, 2025, the short-term investments had a fair value of $99.6. The Company values these investments by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset, which are classified within level 2. The Company held no short-term investments at December 31, 2024.

Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable are derived from customers located in the U.S. and numerous foreign jurisdictions. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company establishes an allowance for credit losses on receivable based on historical experience, current market conditions, and any specific customer collection issues that the Company has identified. Market conditions as of December 31, 2025 are assumed to continue over the remaining lives of accounts receivables. Write-offs are recorded against the allowance for credit losses when all reasonable efforts for collection have been exhausted.
The change in allowance for credit losses is as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$22.4	$29.1	$18.4
Provision charged to expense	7.8	1.6	11.3
Deductions	(4.6)	(8.3)	(0.6)
Ending balance	$25.6	$22.4	$29.1
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
The following are the components of inventory:

	December 31, 2025	December 31, 2024
Inventories
Finished products	$555.4	$400.8
Raw materials	680.6	564.7
Work in process	220.5	278.9
Total inventories	$1,456.5	$1,244.4
The change in inventory obsolescence is as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$73.8	$59.0	$56.0
Provision charged to expense	68.9	46.7	28.8
Write-offs and other	(48.3)	(31.9)	(25.8)
Ending balance	$94.4	$73.8	$59.0
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

Property, Plant and Equipment and Definite Lived Intangible Assets
The Company records investments in land, buildings, and machinery and equipment at cost, which includes the then fair values of assets acquired in business combinations. Depreciation is computed principally using the straight-line method over estimated service lives, which are 30 to 40 years for buildings and 7 to 10 years for machinery and equipment. The Company’s definite lived identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over their estimated useful lives. Definite lived identifiable intangibles consist of intellectual property such as patented and unpatented technology and trademarks, customer relationships and capitalized software. Definite lived identifiable intangible assets are also subject to evaluation for potential impairment if events or circumstances indicate the carrying value may not be recoverable. Long-lived tangible and intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized based on estimated fair values if the sum of expected future undiscounted cash flows of the related assets is less than the carrying values.
Following are the components of property, plant and equipment:

	December 31, 2025	December 31, 2024
Property, plant and equipment, net(1)
Machinery and equipment	$874.1	$570.1
Buildings	408.7	362.1
Land	42.1	39.4
Construction in progress	123.3	87.5
Property, plant and equipment, at cost	1,448.2	1,059.1
Less: Accumulated depreciation	(526.3)	(434.0)
Property, plant and equipment, net	$921.8	$625.1
(1)    Property, plant and equipment, net in the United States was $176.5 and $148.8 as of December 31, 2025 and 2024, respectively.
Goodwill
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. The Company conducts annual impairment tests of goodwill in the fourth quarter or more frequently if events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. The Company may assess goodwill for impairment initially using a qualitative approach to determine whether it is more likely than not that the fair value of the reporting unit is greater than it’s carrying value. If an initial qualitative assessment indicates it is more likely than not goodwill may be impaired, a quantitative impairment analysis is performed to evaluate the reporting unit’s estimated fair value compared to its carrying value. If its carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying value exceeds the fair value of the reporting unit. Estimated fair values of the reporting unit are Level 3 measures and are developed using a weighting of the discounted cash flow approach, the comparable public company approach and the comparable acquisition approach. The Company performed our annual goodwill impairment using the qualitative approach for each reporting unit for the year ended December 31, 2025 and no impairment charges were reported, see “Note 5 – Goodwill and Other Intangibles” for additional information.
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
Other Indefinite-lived Intangible Asset
Indefinite lived intangible assets consist of a trademark which is also evaluated annually in the fourth quarter for impairment or upon the occurrence of a triggering event. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the asset is written down to its fair value and the amount of the write down is the impairment charge. When a quantitative analysis is performed, the Company tests these assets using a “relief-from-royalty” valuation method to determine the fair value. Significant assumptions inherent in the valuation methodologies include, but are not limited to, future projected business results, growth rates, the discount rate for a market participant, and royalty rates. Similar to its annual assessment for goodwill, the Company performed a qualitative test for impairment in the current year resulting in no impairment charges for the year ended December 31, 2025.
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
The change in product warranty accrual is as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$27.5	$26.1	$25.6
Provision charge to expense	43.4	25.7	22.7
Paid/utilized	(27.7)	(24.3)	(22.2)
Ending balance	$43.2	$27.5	$26.1
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
The Company designated certain interest rate swaps with a notional amount of $1,000.0 as cash flow hedges. These swaps hedge our Term Loan Credit Agreement due 2032 until they mature in March 2027. The Company uses interest rate swaps to manage the interest rate mix of our total debt portfolio and related overall cost of borrowing. The interest rate swaps are valued using the secured overnight financing rate ("SOFR") yield curves at the reporting date and are classified in Level 2. Counterparties to these contracts are highly rated financial institutions. At December 31, 2025 and 2024 interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0, of SOFR based floating rate debt for fixed rate debt. See “Note 11 – Financial Instruments and Risk Management” for additional information.

The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market, as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are deferred through other comprehensive income. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure affects earnings. See “Note 11 – Financial Instruments and Risk Management” for additional information.
The Company enters into derivative instruments designed to hedge anticipated purchases of aluminum and copper. The Company values these instruments using broker quotations, market transactions or option pricing model based on observable market inputs, as such, these derivative instruments are classified in Level 2. See “Note 11 – Financial Instruments and Risk Management” for additional information.
As of December 31, 2025 and 2024 there are some currency hedges not designated in hedge accounting relationships. Accordingly, the Company recognized mark-to-market losses of $2.9, $2.5, and $0.8 for the years ended December 31, 2025, 2024, and 2023, respectively, within “Other operating expense (income)” in the Consolidated Statements of Earnings (Loss). The fair values of the outstanding risk management derivatives were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts.
Income Taxes
The provision for income taxes is determined using the asset and liability approach of ASC 740 by jurisdiction on a legal entity by legal entity basis. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are measured using enacted rates in effect for the year in which the temporary differences are expected to be recovered or settled. The impact of a change in income tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The tax carryforwards reflected in the Company’s Consolidated Financial Statements have been determined using the separate return method. The tax carryforwards include net operating losses and tax credits. The company recognizes interest and penalties related to all income taxes in the provision for income tax expense.
The Company’s extensive operations and the complexity of global tax regulations require assessments of uncertainties in estimating the taxes the Company will ultimately pay. The Company recognizes liabilities for anticipated tax uncertainties in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.
The global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.
As of December 31, 2025 and 2024, the Company has provided for U.S. federal income taxes, foreign withholding and other taxes on outside basis differences in certain foreign subsidiaries that are not indefinitely reinvested.
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

Newly Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740) Improvements to Income Tax Disclosures. This ASU provides amendments by requiring entities to annually disclose specific rate reconciliation categories, additional details for significant reconciling items exceeding 5%, and comprehensive breakdowns of income taxes paid by jurisdiction. The Company adopted this standard in the fourth quarter of 2025 on a prospective basis and it did not have a material effect on the Consolidated Financial Statements. See "Note 8 – Income Taxes" for additional information.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides amendments that provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company adopted this standard in the fourth quarter of 2025 on a prospective basis and it did not have a material effect on the Consolidated Financial Statements.
Recently Issued Accounting Standards
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill & Other—Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU provides amendments that remove all references to prescriptive and sequential software development stages, and require entities to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project, and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective in fiscal years beginning after December 15, 2027 and for interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adoption of this guidance on its Consolidated Financial Statements.
(2) ACQUISITIONS
PurgeRite
On October 31, 2025, the Company entered into a sale and purchase agreement ("Acquisition Agreement") to acquire Purge Rite Intermediate, LLC ("PurgeRite"). The transaction ("Acquisition") closed on December 4, 2025. Under the terms of the Acquisition Agreement, total consideration transferred was $1,138.3, net of cash acquired of $14.4. The gross consideration was $1,152.7, consisting of $1,003.5 in cash, $139.2 of contingent consideration and $10.0 other. The Company is required to pay up to $250.0 of additional cash consideration if PurgeRite achieves certain post-closing performance metrics, pursuant to the terms and conditions of the Acquisition Agreement.
The Company incurred $5.2 of acquisition-related costs related to PurgeRite. Those costs, primarily related to third-party transaction and advisory fees, and are included within "Selling, general and administrative expenses" on the Consolidated Statements of Earnings(Loss).
Headquartered in Houston, Texas, PurgeRite has established itself as an industry leader in mechanical flushing, purging, and filtration for mission-critical data center applications, including strong relationships with hyperscalers and Tier 1 colocation providers. It brings engineering expertise, proprietary technologies and the ability to scale to meet the needs of challenging data center schedules, enabling complex liquid cooling applications across the thermal chain from chillers to coolant distribution units. PurgeRite's services will join forces with Vertiv's existing liquid cooling offerings to deliver end-to-end thermal management solutions from facility to room and row to rack.
The Company accounted for the acquisition of PurgeRite using the acquisition method of accounting. Assets acquired and liabilities assumed have been recorded based on their preliminary fair values, and as a result, the estimates and assumptions are subject to change. The Company is still in the process of finalizing the valuation estimates to determine the final purchase price allocation including the final working capital adjustments and amounts allocated to intangible assets. The Company expects to complete this process no later than twelve months after the closing of the Acquisition.

The following is a preliminary purchase price allocation of assets acquired and liabilities assumed related to the acquisition:

Accounts receivable	$69.5
Other current assets	7.2
Property, plant and equipment	150.0
Goodwill	588.4
Other intangible assets	445.2
Right-of-use assets, net	3.5
Accounts payable	11.3
Deferred revenue	12.0
Accrued expenses and other liabilities	4.7
Deferred income taxes	95.0
Other long-term liabilities	2.5
Net assets acquired and liabilities assumed	$1,138.3
The following table represents the definite lived intangible assets acquired, the preliminary fair values and respective useful lives:

	Useful Life	Preliminary Fair Value
Customer relationships	9.5	$372.6
Trademarks	8.0	39.8
Other	0.5	32.3
Capitalized software	5.0	0.5
Total intangible assets		$445.2
The Company used the multi-period excess earnings method to value the customer relationship intangible assets and the relief from royalty method to value the trademark intangible assets. The significant assumptions used to estimate the fair value of customer relationships included forecasted earnings before interest, taxes, depreciation, and amortization, customer attrition rates and a discount rate. The significant assumptions used to estimate the fair value of trademark included the forecasted revenues, royalty rates and a discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The estimated weighted-average useful lives were 8.71 years for finite lived intangible assets.
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets recognized by PurgeRite, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the consummation of the Acquisition. The goodwill arising from the Acquisition is not expected to be deductible for tax purposes. All of the goodwill has been allocated to the Americas segment, refer to "Note 5 - Goodwill and Other Intangibles" for additional information about goodwill and other intangible assets.

Great Lakes
On July 17, 2025, the Company entered into a sale and purchase agreement to acquire Great Lakes Data Racks & Cabinets family of companies ("Great Lakes"). The transaction closed on August 20, 2025. Great Lake's portfolio includes standard and custom racks, integrated cabinets, seismic cabinets, and enhanced cable management access options for both retrofit and greenfield applications. Total consideration transferred was $203.5. The preliminary valuation of the net assets acquired include $107.6 of finite-lived identifiable intangible assets, $30.7 of all other net assets acquired consisting primarily of accounts receivable and inventory, and $65.2 of tax-deductible goodwill. In the fourth quarter of 2025, the Company adjusted the preliminary valuation of the all other net assets by $(1.1) and goodwill by $1.1. Goodwill was allocated to the America's segment. Identifiable intangible assets have initial useful lives of 5 to 10 years and include customer relationships, developed technology, and trademarks. The estimated weighted-average useful lives was 9.82 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that the asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. The Company is still in the process of finalizing the valuation estimates to determine the final purchase price allocation including the final working capital adjustments and amounts allocated to intangible assets. The Company expects to complete this process no later than twelve months after the closing of this acquisition.
(3) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Products
The Company identifies delivery of products as performance obligations. Such products include AC and DC power management, thermal management, low/medium voltage switchgear, busbar, air cooled and liquid cooled thermal management products, integrated modular solutions, racks, single phase UPS, rack power distribution, rack thermal systems, configurable integrated solutions, energy storage solutions, hardware, and software for managing IT equipment. The Company generally satisfies these performance obligations and recognizes revenue for these products at a point in time when control has transferred to the customer. The transfer of control generally occurs when the product has been shipped or delivery has occurred, depending on shipping terms.
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
Services & spares
Services include preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, specialized fluid management, training, spare parts, and critical digital infrastructure software. Services are generally recognized as the services are provided, or straight-line for stand-ready contracts, because the customer simultaneously receives and consumes the benefit as we perform the services. The Company recognizes revenue for software applications at a point in time upon transfer of the software and monitoring services are recognized over time.

Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Year Ended December 31, 2025
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$5,270.1	$1,510.9	$1,426.0	$8,207.0
Services & spares	1,116.2	508.3	398.4	2,022.9
Total	$6,386.3	$2,019.2	$1,824.4	$10,229.9

Timing of revenue recognition:
Products and services transferred at a point in time	$5,387.8	$1,518.1	$1,135.9	$8,041.8
Products and services transferred over time	998.5	501.1	688.5	2,188.1
Total	$6,386.3	$2,019.2	$1,824.4	$10,229.9

	Year Ended December 31, 2024
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$3,579.1	$1,248.5	$1,417.6	$6,245.2
Services & spares	921.5	469.3	375.8	1,766.6
Total	$4,500.6	$1,717.8	$1,793.4	$8,011.8

Timing of revenue recognition:
Products and services transferred at a point in time	$3,474.6	$1,252.1	$1,021.6	$5,748.3
Products and services transferred over time	1,026.0	465.7	771.8	2,263.5
Total	$4,500.6	$1,717.8	$1,793.4	$8,011.8

	Year Ended December 31, 2023
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$3,021.2	$1,098.1	$1,151.9	$5,271.2
Services & spares	823.3	429.7	339.0	1,592.0
Total	$3,844.5	$1,527.8	$1,490.9	$6,863.2

Timing of revenue recognition:
Products and services transferred at a point in time	$2,932.3	$1,163.9	$942.4	$5,038.6
Products and services transferred over time	912.2	363.9	548.5	1,824.6
Total	$3,844.5	$1,527.8	$1,490.9	$6,863.2
The opening and closing balances of current and long-term deferred revenue are as follows:

	Balances at December 31, 2025	Balances at December 31, 2024
Deferred revenue - current	$1,814.7	$1,063.3
Deferred revenue - noncurrent (1)	107.6	91.3
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Consolidated Balance Sheets.
Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize revenue of $55.2, $27.9 and $24.5 in the years ending December 31, 2027, 2028, and thereafter, respectively.

(4) RESTRUCTURING COSTS

Restructuring costs include expenses associated with the Company’s efforts to continually improve operational efficiency and reposition its assets to remain competitive on a worldwide basis. Severance and benefit costs make up a majority of the restructuring costs. Plant closing and other costs primarily include lease and contract termination costs of moving fixed assets, employee training, relocation, and facility costs. These costs are recorded in “Restructuring costs” on the Consolidated Statements of Earnings (Loss).
Restructuring costs by business segment were as follows:

	December 31, 2025	December 31, 2024(1)	December 31, 2023
Americas	$2.2	$(7.3)	$6.0
Asia Pacific	0.9	1.2	14.1
Europe, Middle East & Africa	1.3	14.1	3.7
Corporate	50.1	(2.7)	4.8
Total	$54.5	$5.3	$28.6
(1)    During the year ended December 31, 2024 restructuring reserves were adjusted due to new restructuring activities in Europe, Middle East & Africa and slightly offset by a change in restructuring plans previously recorded in Americas.

The Company has an on-going multi-year restructuring program in place to align its cost structure to support margin expansion targets. The program includes workforce reductions and footprint optimization across all segments. During the year ended December 31, 2025 the Company initiated an additional global restructuring program to streamline operations, optimize our cost structure and improve operational efficiencies. This program was initiated at the global level, and as such, these costs are captured within the Corporate category above. The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Consolidated Balance Sheets. As of December 31, 2024, the non-current liability for estimated restructuring costs decreased by $6.5 due to a change in restructuring plans.
The change in the current liability for restructuring costs for the year ended December 31, 2025 were as follows:

	December 31, 2024	Paid/Utilized	Expense	December 31, 2025
Severance and benefits	$10.3	$(17.4)	$51.2	$44.1
Plant closing and other	0.1	(3.3)	3.3	0.1
Total	$10.4	$(20.7)	$54.5	$44.2

The change in the current liability for restructuring costs for the year ended December 31, 2024 were as follows:

	December 31, 2023	Paid/Utilized	Expense	December 31, 2024
Severance and benefits	$25.1	$(12.8)	$(2.0)	$10.3
Plant closing and other	0.1	(13.8)	13.8	0.1
Total	$25.2	$(26.6)	$11.8	$10.4
(5) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by segment follows:

	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Balance, December 31, 2023	$635.3	$46.4	$648.6	$1,330.3
Acquisition(1)	—	8.7	—	8.7
Foreign currency translation and other	(1.6)	(1.2)	(15.1)	(17.9)
Balance, December 31, 2024	$633.7	$53.9	$633.5	$1,321.1
Acquisitions(2)	654.8	0.7	10.5	666.0
Foreign currency translation and other	1.1	0.6	44.9	46.6
Balance, December 31, 2025	$1,289.6	$55.2	$688.9	$2,033.7
(1)    Represents the goodwill acquired through an insignificant acquisition during 2024.
(2)    Represents the goodwill acquired through the acquisition of PurgeRite, Great Lakes, and other insignificant acquisitions during 2025.

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

As of December 31, 2025	Gross	Accumulated Amortization	Net
Customer relationships	$2,234.7	$(992.9)	$1,241.8
Developed technology	557.0	(355.1)	201.9
Capitalized software	125.5	(95.1)	30.4
Trademarks	143.3	(50.1)	93.2
Other	78.3	(46.1)	32.2
Total finite-lived identifiable intangible assets	$3,138.8	$(1,539.3)	$1,599.5
Indefinite-lived trademarks	295.3	—	295.3
Total intangible assets	$3,434.1	$(1,539.3)	$1,894.8

As of December 31, 2024	Gross	Accumulated Amortization	Net
Customer relationships	$1,740.1	$(829.6)	$910.5
Developed technology	492.3	(302.9)	189.4
Capitalized software	121.0	(86.9)	34.1
Trademarks	96.9	(41.7)	55.2
Other	43.7	(36.9)	6.8
Total finite-lived identifiable intangible assets	$2,494.0	$(1,298.0)	$1,196.0
Indefinite-lived trademarks	291.1	—	291.1
Total intangible assets	$2,785.1	$(1,298.0)	$1,487.1
Total intangible asset amortization expense for the years ended December 31, 2025, 2024 and 2023 was $211.5, $195.4, and $196.7, respectively.
Based on intangible asset balances as of December 31, 2025, expected amortization expense is as follows:

2026	2027	2028	2029	2030
$277.9	$218.5	$206.1	$154.7	$127.3
Annual Goodwill Impairment Analysis
The Company performed a qualitative impairment test for all of its reporting units during the fourth quarter of 2025. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair value of each reporting unit exceeded their carrying value and, therefore, our goodwill was not impaired as of December 31, 2025.
(6) DEBT
Long-term debt, net of current portion, consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Term Loan due 2032 at 5.61% and 6.19% at December 31, 2025 and 2024, respectively	$2,076.1	$2,097.0
Senior Secured Notes due 2028 at 4.125% at both December 31, 2025 and 2024, respectively	850.0	850.0
Unamortized discount and issuance costs	(13.1)	(18.8)
	2,913.0	2,928.2
Less: Current portion	(20.9)	(21.0)
Total long-term debt, net of current portion	$2,892.1	$2,907.2
Contractual maturities of the Company’s debt obligations as of December 31, 2025 are shown below:

2026	$20.9
2027	20.9
2028	870.9
2029	20.9
2030	20.9
Total	$954.5

Term Loan Due 2032
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
On December 13, 2023, pursuant to Amendment No. 3, among other modifications, the interest rate margin for the Borrower’s outstanding term loans under the Credit Agreement was reduced by 0.25%, to 2.50% in respect of term loans bearing interest based on the Term SOFR rate and to 1.50% in respect of term loans bearing interest based on the base rate described above. The maturity date for such term loans remained March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged. The Company recognized a loss on the extinguishment of debt of $0.5 related to the interest rate decrease for the year ended December 31, 2023.
On June 13, 2024, pursuant to Amendment No. 4, among other modifications, the interest rate margin for the Borrower’s outstanding term loans under the Credit Agreement was reduced by 0.50%, to 2.00% in respect of term loans bearing interest based on the Term SOFR rate and to 1.00% in respect of term loans bearing interest based on the base rate described above. Additionally, pursuant to Amendment No. 4, the Term SOFR adjustments for all interest periods were removed, reducing the interest rate on term loans bearing interest based on the Term SOFR rate (a) for an interest period of one month by 0.11448%, (b) for an interest period of three months by 0.26161%, (c) for an interest period of six months by 0.42826%, and (d) for an interest period of twelve months by 0.71513%. The maturity date for such term loans remained March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged. The Company recognized a loss on the extinguishment of debt of $1.1 related to the interest rate reduction for the year ended December 31, 2024.
On December 13, 2024, pursuant to Amendment No. 5, among other modifications, the interest rate margin for the Borrower’s outstanding term loans under the Credit Agreement was reduced by 0.25%, to 1.75% in respect of term loans bearing interest based on the Term SOFR rate and to 0.75% in respect of term loans bearing interest based on a base rate defined in the Credit Agreement. The maturity date for such term loans remained March 2, 2027, and all other material provisions of the Credit Agreement remain materially unchanged. The Company recognized a loss on the extinguishment of debt of $1.3 related to the interest rate decrease for the year ended December 31, 2024.
On August 12, 2025, pursuant to Amendment No. 6, the Borrower entered into an amendment to the Term Loan credit facility, which, among other things, (i) extended the maturity of the Term Loan by creating a new single 7-year term loan tranche with a maturity date of August 12, 2032 and (ii) increased the size of the debt basket for the ABL Revolving Credit Facility. All other material provisions of the Credit Agreement remain materially unchanged, including but not limited to the pricing. The Company recognized a loss on the extinguishment of debt of $1.7 related to the extension for the year ended December 31, 2025.
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
The ABL Revolving Credit Facility contains customary representations and warranties, affirmative, reporting (including as to borrowing base-related matters) and negative covenants, and events of default. The negative covenants include, among other things, restrictions on (subject to certain exceptions) our ability to incur additional indebtedness; pay dividends or other payments on capital stock; guarantee other obligations; grant liens on assets; make loans, acquisitions or other investments; transfer or dispose of assets; make optional payments of, or otherwise modify, certain debt instruments; engage in transactions with affiliates; amend organizational documents; engage in mergers or consolidations; enter into arrangements that restrict certain of our subsidiaries’ ability to pay dividends; change the nature of the business conducted by Vertiv Group and its restricted subsidiaries; and designate our subsidiaries as unrestricted subsidiaries. Additionally, the activities which may be carried out by Holdings Co are subject to limitations. In addition, the ABL Revolving Credit Facility requires the maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Revolving Credit Facility) on any date when Global Availability (as defined in the ABL Revolving Credit Facility) was, prior to the amendments discussed below which changed the FCCR Dollar Test Amount (as defined below), less than the greater of (a) 10.0% of the aggregate commitments and (b) $30.0 (the "FCCR Dollar Test Amount") of at least 1.00 to 1.00, tested for the four fiscal quarter period ended on the last day of the most recently ended fiscal quarter for which financials have been delivered, and at the end of each succeeding fiscal quarter thereafter until the date on which Global Availability had exceeded the greater of (a) 10.0% of the aggregate commitments and (b) the FCCR Dollar Test Amount for 30 consecutive calendar days.
On February 16, 2024, Holdings Co, the Borrower, and certain subsidiaries entered into Amendment No. 8 (the “Eighth Amendment”), which, among other modifications, extended the maturity date of the ABL Revolving Credit Facility to be five years from the date of the Eighth Amendment (subject to an earlier springing maturity date if certain other indebtedness for borrowed money matures earlier), increased the revolving loan commitments tranche by $30.0 to a total loan commitment of $600.0 under the ABL Revolving Credit Facility, modified certain borrowing base reporting requirements, changed the FCCR Dollar Test Amount to $40.0 and removed the French tranche and the FILO tranches from the ABL Revolving Credit Facility.
On November 12, 2024, Holdings Co, the Borrower, and certain subsidiaries entered into Amendment No. 9 (the “Ninth Amendment”), which, among other modifications, increased the U.S. tranche of the ABL Revolving Credit Facility by $200.0 to a total loan commitment under such tranche of $737.0, and the swingline commitment from $100.0 to $125.0 under the ABL Revolving Credit Agreement (including for borrowing base reporting requirements). The Ninth Amendment also allows for an increase of the ABL revolving commitments under any subfacility in an aggregate amount of up to $200.0, subject to lender commitments and the satisfaction of certain other conditions and changed the FCCR Dollar Test Amount to $54.0. No changes were made to non-U.S. tranches. Additionally, the Ninth Amendment amended the inspection and credit appraisal rights of the Administrative Agent under the ABL Revolving Credit Agreement.
At December 31, 2025, there was $784.0 of availability under the ABL Revolving Credit Facility (subject to customary borrowing base and other conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $16.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At both December 31, 2025 and December 31, 2024, there was no outstanding balance on the ABL Revolving Credit Facility. The Global Availability of the ABL Revolving Credit Facility exceeds the minimum requirements for covenant compliance at December 31, 2025.
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
(7) LEASES
The Company leases office space, warehouses, vehicles, and equipment. Leases have remaining lease terms of 1 year to 20 years, some of which have renewal and termination options. Termination options where applicable are exercisable at the Company’s discretion. Lease terms used to recognize right-of-use assets and lease liabilities include periods covered by options to extend the lease where the Company is reasonably certain to exercise that option and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option. The majority of the Company’s leases are operating leases. Finance leases are immaterial to the Company's Consolidated Financial Statements.
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
Refer to the below table for a summary of operating lease expenses:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease cost	$83.7	$67.1
Short-term and variable lease cost	41.8	35.8
Total lease cost	$125.5	$102.9
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$83.4	$66.4
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$139.8	$82.5
Supplemental balance sheet information related to operating leases is as follows:

	Balance Sheet Location	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	Right-of-use assets, net	$303.0	$202.1

Operating lease liabilities	Accrued expenses and other liabilities	$69.7	$45.7
Operating lease liabilities	Long-term lease liabilities	244.8	166.7
Total lease liabilities		$314.5	$212.4

Weighted average remaining lease terms and discount rates for operating leases are as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	5.8 years	6.4 years
Weighted average discount rate	9.1%	9.2%
Maturities of lease liabilities at December 31, 2025 are as follows:

December 31, 2025
Operating Leases
2026	$92.9
2027	80.6
2028	66.4
2029	50.1
2030	31.2
Thereafter	82.1
Total lease payments	403.3
Less: Imputed interest	(88.8)
Present value of lease liabilities	$314.5

(8) INCOME TAXES
The Company's effective tax rate was 23.5%, 35.2%, and 13.8%, for the years ended December 31, 2025, 2024, and 2023, respectively. The effective rate in 2025 was primarily influenced by the mix of income between our U.S. and non-U.S. operations and net changes in valuation allowance and uncertain tax benefits offset by discrete tax benefits related to stock compensation. The effective rate in 2024 was primarily influenced by changes in tax incentives, offset by the net change in valuation allowance and the non-tax deductibility of the change in fair value of warrant liabilities. The effective rate in 2023 was primarily influenced by the net valuation allowance release offset by the non-tax deductibility of the change in fair value of warrant liabilities.
Provision for (Benefit from) Taxes
Earnings (loss) before income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2025	2024	2023
U.S.	$1,095.1	$189.5	$49.1
Non-U.S.(1)	646.8	575.9	484.6
Total earnings (loss) before income taxes	$1,741.9	$765.4	$533.7
(1)Certain of the Company’s Non-U.S. entities generate losses for which a valuation allowance is provided for and accordingly do not create a tax benefit.
The principal components of income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$160.2	$66.7	$45.5
State and local	35.5	21.8	16.9
Non-U.S.	190.3	235.5	142.5
Deferred:
Federal	18.0	(6.0)	(94.0)
State and local	3.8	(0.4)	(23.5)
Non-U.S.	1.3	(48.0)	(13.9)
Income tax expense (benefit)	$409.1	$269.6	$73.5
Reconciliation of U.S. federal statutory taxes to the Company’s total income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31, 2025
	Amount	Percentage
Taxes at U.S. statutory rate (21%)	$365.8	21.0%
State and local taxes, net of federal tax benefit(1)	31.2	1.8%
Foreign Tax Effects
Switzerland
Changes in Valuation Allowance	42.7	2.5%
Other	(13.7)	(0.8)%
Other Foreign Jurisdictions	(2.0)	(0.1)%
Effect of Cross-Border Tax Laws	(13.9)	(0.8)%
Tax Credits	(1.9)	(0.1)%
Changes in Valuation Allowances	(1.6)	(0.1)%
Nontaxable or Nondeductible Items
Share-based Compensation	(26.1)	(1.5)%
Other	6.7	0.3%
Changes in Unrecognized Tax Benefits	15.2	0.9%
Other Reconciling Items(2)	6.7	0.4%
Income Tax Expense	$409.1	23.5%
(1)    The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, New Jersey, Oregon, and Texas.
(2)    Represents several adjustments, none of which are significant for separate disclosure.

	Year Ended December 31,
	2024	2023
Taxes at U.S. statutory rate (21%)	$160.8	$112.1
State and local taxes, net of federal tax benefit	19.4	13.5
Non-U.S. rate differential	23.6	6.1
Non-U.S. tax holidays and incentives	(682.1)	(13.1)
Uncertain tax positions	13.7	5.7
U.S. tax impact of non-U.S. operations	(2.2)	10.0
Change in valuation allowances	633.4	(100.5)
Taxes on undistributed foreign earnings and withholding/dividend taxes	26.1	13.2
Foreign derived intangible income	(8.9)	(3.0)
Research and development deduction/credit	(9.7)	(15.0)
Impact of non-tax litigation and other settlements	—	5.5
Change in fair value of warrant liabilities	94.3	33.2
Other permanent differences	4.0	1.0
Impact of rate changes in non-U.S. jurisdictions	—	1.4
Capital loss expiration	12.2	—
Equity and non-deductible compensation	(23.2)	1.0
Other(1)	8.2	2.4
Total income tax expense (benefit)	$269.6	$73.5

(1)Represents several adjustments, none of which are significant for separate disclosure.
The Company has tax holiday agreements in place in China, which expire in between 2025 and 2027. It is the Company’s intention to reapply for these holidays as they expire. We anticipate that we will continue to qualify for these holidays, but we will assess based on business conditions at the time of renewal.
Deferred Income Taxes
As of December 31, 2025 and 2024, the Company has recognized $36.2 and $33.2, respectively, of net deferred income tax liabilities for U.S. income taxes, non-U.S. income taxes and foreign withholding taxes on outside basis differences for certain foreign subsidiaries with earnings that are not indefinitely reinvested.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating losses and capital losses	$82.6	$44.7
Capitalized research expenditures	83.1	106.8
Accrued liabilities	71.6	49.2
Employee compensation and benefits	27.2	20.3
Pensions	15.1	13.1
Business interest deduction limitation	67.5	70.1
Inventory	45.5	47.6
Research and development credit carryforward	—	0.3
Lease liability	44.0	26.1
Bad debts	9.3	8.1
Intangibles	103.0	99.4
Foreign tax credit carryforward	25.1	26.2
Non-U.S. tax credits	633.1	636.1
Other	2.0	5.4
Total deferred tax assets, before valuation allowances	$1,209.1	$1,153.4
Valuation allowances	$(756.3)	$(710.9)
Deferred tax assets, net of valuation allowances	$452.8	$442.5
Deferred tax liabilities
Intangibles and goodwill	(273.7)	(179.9)
Undistributed foreign earnings	(36.2)	(33.2)
Property, plant & equipment	(61.1)	(21.2)
Debt issuance costs	(7.2)	(19.1)
Lease right-of-use asset	(40.6)	(24.4)
Deferred gain	(84.6)	(99.6)
Other	(2.6)	(2.1)
Total deferred tax liabilities	$(506.0)	$(379.5)
Net deferred income tax assets	$(53.2)	$63.0
At December 31, 2025, the gross amount of the Company's federal net operating losses was $175.3, acquired through the PurgeRite acquisition. Refer to "Note 2 - Acquisitions" for additional information on this acquisition. At December 31, 2024, the Company had utilized all available federal net operating losses. At December 31, 2025, the gross amount of the Company’s state net operating losses was $296.8, expiring at various times between 2025 and 2042 with some losses having an unlimited carryforward period. At December 31, 2025, the Company had $25.4 other federal tax credit carryforwards expiring between 2027 and 2035. At December 31, 2025, the Company had other immaterial state tax credit carryforwards expiring between 2029 and 2038.
The use of certain U.S. tax attributes as of December 31, 2025 are subject to an annual limitation from acquisitions. Refer to "Note 2 - Acquisitions" for additional information on the Company's acquisitions. There can be no assurance that trading in our shares will not affect another change in ownership under the Internal Revenue Code which could impose an additional limit on the use of our tax attributes.
At December 31, 2025, the Company’s foreign net operating losses that are available to offset future taxable income were $205.9. These foreign loss carryforwards will expire at various times beginning in 2026 with some losses having an unlimited carryforward period.
At December 31, 2025, the Company’s foreign capital loss carryforwards were $12.7. These foreign capital loss carryforwards have an unlimited carryforward period.
At December 31, 2025, the Company has non-U.S. tax credits generated in 2024 as a result of an internal restructuring within the Europe, Middle East & Africa region in the amount of $633.1 that are available until 2034.
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
Uncertain Tax Positions

Following are changes in unrecognized tax benefits before considering recoverability of cross-jurisdictional tax credits (federal, state, and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to significantly increase or decrease within the next 12 months.

	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$149.1	$102.5	$97.0
Additions for the current year tax positions	23.5	83.2	20.6
Additions for prior year tax positions	17.7	0.4	5.8
Reductions for prior year tax positions	(3.0)	(24.4)	(0.5)
Reductions for settlements with tax authorities	—	—	(4.1)
Reductions for expirations of statute of limitations	(8.9)	(12.6)	(16.3)
Ending balance	$178.4	$149.1	$102.5
The total amount of net unrecognized tax benefits that would affect income tax expense, if recognized in the Consolidated Financial Statements, is $128.2. In addition, an adjustment of $7.4 would result to other expense for reversal of the indemnification receivable. The Company accrues interest and penalties related to income taxes in income tax expense. As of December 31, 2025, 2024, and 2023, total accrued interest and penalties were $22.8, $19.2, and $19.0, respectively.
Eligible domestic subsidiaries file a consolidated U.S. Federal income tax return. U.S. Tax Returns through December 31, 2021 are no longer subject to examination. The Internal Revenue Service is currently reviewing the 2022 tax return. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates. As noted above, pursuant to the terms of the transactions, Emerson will indemnify the Company for certain tax assessments for periods prior to closing.
Valuation Allowances
The change in the income tax valuation allowance is as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$710.9	$146.8	$250.4
Additions (reductions) charged to expense	43.3	633.4	(100.4)
Additions (reductions) charged to other accounts	2.1	(69.3)	(3.2)
Ending balance	$756.3	$710.9	$146.8
For the year ended December 31, 2025, the Company recorded a net valuation allowance change primarily related to the establishment of a valuation allowance on certain non-U.S. tax credits and certain non-U.S. tax losses that was partially offset by a valuation allowance release related to certain U.S. federal foreign tax credits. Of the total $45.4 total movement, $41.5 was charged to income tax expense, with the remaining $2.1 reduction related to foreign currency translation recorded through Other Comprehensive Income. For the year ended December 31, 2024, the Company recorded a net valuation allowance change of $564.1 primarily related to the establishment of a valuation allowance on certain non-U.S. tax credits that was partially offset by a valuation allowance release related to certain U.S. federal foreign tax credits and certain non-U.S. tax losses. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

Cash Taxes Paid
We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of the adoption, which presents income taxes paid (net of refunds received):

Year Ended December 31, 2025
Federal taxes	$164.1
State and local taxes	36.3
Foreign taxes:
Italy	46.6
Ireland	33.8
Other foreign jurisdictions	147.4
Total cash taxes paid	$428.2
Below is a summary of income taxes paid for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Cash paid during the year for:
Income taxes, net of refunds	$272.5	$153.0
(9) RELATED PARTY TRANSACTIONS
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
(10) OTHER FINANCIAL INFORMATION
Items reported in earnings include the following:

	Year Ended December 31,
	2025	2024	2023
Engineering, research and development expense	441.7	$367.6	$303.5
Depreciation expense	97.1	81.6	74.3
Advertising expense	16.8	19.4	20.1
Items reported in accrued expenses and other liabilities include the following:

	December 31, 2025	December 31, 2024
Accrued payroll and other employee compensation	$173.2	$147.8
Restructuring (see Note 4)	44.2	10.4
Operating lease liabilities (see Note 7)	69.7	45.7
Product warranty (see Note 1)	43.2	27.5
Other	441.3	381.2
Total	$771.6	$612.6

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
Recurring Fair Value Measurements

A summary of the Company’s financial instruments recognized at fair value, and the fair value measurements used, are as follows:

		As of December 31, 2025
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,728.4	$1,728.4	$—	$—
Interest rate swaps	Other current assets	23.4	—	23.4	—
Foreign currency exchange forwards	Other current assets	9.7	—	9.7	—
Economic hedges	Other current assets	26.1	—	26.1	—
Interest rate swaps	Other noncurrent assets	4.8	—	4.8	—
Total assets		$1,792.4	$1,728.4	$64.0	$—

Liabilities:
Contingent consideration	Other long-term liabilities	$144.1	$—	$—	$144.1
Total liabilities		$144.1	$—	$—	$144.1

		As of December 31, 2024
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,227.6	$1,227.6	$—	$—
Interest rate swaps	Other current assets	30.3	—	30.3	—
Economic hedges	Other current assets	9.8	—	9.8	—
Interest rate swaps	Other noncurrent assets	33.3	—	33.3	—
Total assets		$1,301.0	$1,227.6	$73.4	$—

Liabilities:
Foreign currency exchange forwards	Accrued expenses and other liabilities	$8.8	$—	$8.8	$—
Total liabilities		$8.8	$—	$8.8	$—
Contingent consideration — In conjunction with the PurgeRite acquisition, the Company records contingent consideration at fair value based on the estimated discounted contingent payments expected to be made, and may increase or decrease based on the financial performance of PurgeRite for the year ended December 31, 2026. The Company estimates the fair value of contingent consideration utilizing Monte Carlo simulations in a risk-neutral framework. Key assumptions include certain projected post-closing performance metrics, discount rate and volatility associated with the relevant metric. Contingent consideration is classified as Level 3 due to the reliance on unobservable inputs. For the year ended December 31, 2025, the Company recognized a loss of $4.9 within "Other operating expense (income)" of the Consolidated Statement of Earnings (Loss). Refer to "Note 2 - Acquisitions" for additional information on this acquisition.
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
The Company uses interest rate swaps to manage the interest rate mix of its total debt portfolio and related overall cost of borrowing. At December 31, 2025 and December 31, 2024, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR based floating rate debt for fixed rate debt. Our interest rate swaps mature in March 2027. The Company recognized $32.4, $41.7, and $38.9 in earnings for the years ended December 31, 2025, 2024 and 2023, respectively, within “Interest expense, net” on the Consolidated Statement of Earnings (Loss). At December 31, 2025, the Company expects that approximately $23.4 of pre-tax net gains on cash flow hedges will be reclassified from accumulated other comprehensive (loss) income into earnings during the next twelve months.
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
Foreign currency exchange forwards — The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Consolidated Balance Sheets at their fair value. The duration of the derivatives are generally less than one year. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market; as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure is recognized. At December 31, 2025 and 2024, we had derivative instruments which hedge our exposure to certain foreign currency exchange rates with notional amounts of $149.8 and $129.0. For the years ended December 31, 2025 and 2024, there were $2.0 and $2.8 realized losses associated with the foreign currency exchange swaps within "Cost of sales - products" on the Consolidated Statements of Earnings (Loss).

Economic hedges — At December 31, 2025 and 2024, we had derivative instruments which hedge our purchases of aluminum and copper with notional amounts of 10,310.0, 8,754.8 and 10,730.0, 7,330.0 metric tons, respectively. The Company values these instruments using broker quotations, market transactions or option pricing model based on observable market inputs, as such, these derivative instruments are classified in Level 2. These derivative instruments were treated as economic hedges and for the year ended December 31, 2025 and 2024, the Company recognized a mark-to-market gain of $9.5 and $0.8 within "Other operating expense (income)" on the Consolidated Statement of Earnings (Loss).

Net investment hedge — During the years ended December 31, 2025, 2024, and 2023, the Company designated certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges were $(2.6), $5.1 and $6.8, and are included in “Foreign currency translation” in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2025 and 2024 approximately $104.7 and $24.0 of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Other Fair Value Measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Fair Value	Par Value(1)	Fair Value	Par Value(1)
Term Loan due 2032	$2,089.1	$2,076.1	$2,097.0	$2,097.0
Senior Secured Notes due 2028	840.9	850.0	802.4	850.0
(1)See “Note 6 — Debt” for additional information
(12) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Activity in accumulated other comprehensive (loss) income is as follows:

	Year Ended December 31,
	2025	2024	2023
Foreign currency translation, beginning	$(203.9)	$(89.8)	$(157.0)
Other comprehensive income (loss)(1)	174.8	(114.1)	67.2
Foreign currency translation, ending	(29.1)	(203.9)	(89.8)
Interest rate swaps, beginning	74.6	87.7	110.2
Unrealized gain (loss) deferred during the period(2)(3)	(27.4)	(13.1)	(22.5)
Interest rate swaps, ending	47.2	74.6	87.7
Pension, beginning	(6.9)	(2.4)	0.6
Actuarial gain (loss), net of income taxes(4)	(3.5)	(4.5)	(3.0)
Pension, ending	(10.4)	(6.9)	(2.4)
Foreign currency exchange forwards, beginning	(12.6)	—	—
Unrealized gain (loss) deferred during the period(5)	23.1	(12.6)	—
Foreign currency exchange forwards, ending	10.5	(12.6)	—
Accumulated other comprehensive (loss) income	$18.2	$(148.8)	$(4.5)
(1)For the year ended December 31, 2025 and 2024 foreign currency translation included tax effects of $2.0 and $2.0, respectively, refer to "Note 8 - Income Taxes" for additional information.
(2)During the year ended December 31, 2025, 2024, and 2023, $32.4, $41.7, and $38.9 respectively, was reclassified into earnings.
(3)For the year ended December 31, 2025 and 2024 interest rate swaps included tax effects of $8.2 and $4.0, respectively.
(4)For the year ended December 31, 2025 and 2024 pension included tax effects of $0.9 and $0.3, respectively.
(5)For the year ended December 31, 2025 and 2024 foreign currency exchange forwards included tax effects of $3.8 and $3.8, respectively.
(13) SEGMENT INFORMATION
Operating profit (loss) is the primary income measure used by the chief operating decision maker (“CODM”), our Chief Executive Officer, to assess segment performance and make operating decisions. Segment performance is assessed exclusive of Corporate and other costs, foreign currency gain (loss), and amortization of intangibles. Corporate and other costs primarily include headquarter management costs, asset impairments and costs that support centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, Legal, and global product platform development and offering management.

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
Americas includes products and services sold for applications within the data center, communication networks and commercial and industrial markets in North America and Latin America. This segment’s principal product and service offerings include:
•Products: AC and DC power management, thermal management, low/medium voltage switchgear, busbar, air cooled and liquid cooled thermal management products, integrated modular solutions, racks, single phase UPS, rack power distribution, rack thermal systems, configurable integrated solutions, energy storage solutions, hardware, software for managing IT equipment.
•Services & spares: Preventative maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, specialized fluid management, and critical digital infrastructure software.
Asia Pacific includes products and services sold for applications within the data center, communication networks and commercial and industrial markets throughout Greater China, Asia, and India. Due to the similarities of economic characteristics and other qualitative factors, we aggregate Greater China, India and Asia operating segments and we report this as our Asia Pacific reportable segment. Products and services offered are similar to the Americas segment.
Europe, Middle East & Africa includes products and services sold for applications within the data center, communication networks and commercial and industrial markets in Europe, Middle East & Africa. Products and services offered are similar to the Americas segment.
Reportable Business Segments

	Year Ended December 31, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$6,423.9	$2,274.7	$2,382.2	$11,080.8
Intersegment sales	37.6	255.5	557.8	850.9
Net Sales	6,386.3	2,019.2	1,824.4	10,229.9
Significant segment expenses
Cost of sales(1)	3,838.7	1,465.1	1,165.2	6,469.0
Marketing, sales and service costs	356.9	128.9	99.6	585.4
Engineering, research and development costs	229.3	112.2	100.2	441.7
Information technology costs	88.7	60.3	37.3	186.3
Restructuring costs	2.2	0.9	1.3	4.4
Other segment items(2)	156.2	29.7	43.4	229.3
Operating profit (loss)	1,714.3	222.1	377.4	2,313.8
Foreign currency gain (loss)				(12.0)
Corporate and other				(271.7)
Total corporate, other and eliminations				(283.7)
Amortization of intangibles				(200.4)
Operating profit (loss)				$1,829.7
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consists of general and administrative expenses such as Finance, HR, Treasury and Legal costs.

	Year Ended December 31, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$4,561.8	$1,878.0	$2,317.3	$8,757.1
Intersegment sales	61.2	160.2	523.9	745.3
Net Sales	4,500.6	1,717.8	1,793.4	8,011.8
Significant segment expenses
Cost of sales(1)	2,726.5	1,216.1	1,092.4	5,035.0
Marketing, sales and service costs	294.2	120.9	95.7	510.8
Engineering, research and development costs	188.9	97.7	81.0	367.6
Information technology costs	79.8	58.3	35.7	173.8
Restructuring costs	(7.3)	1.2	14.1	8.0
Other segment items(2)	120.7	48.4	35.1	204.2
Operating profit (loss)	1,097.8	175.2	439.4	1,712.4
Foreign currency gain (loss)				(9.3)
Corporate and other				(151.5)
Total corporate, other and eliminations				(160.8)
Amortization of intangibles				(184.2)
Operating profit (loss)				$1,367.4
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consists of general and administrative expenses such as Finance, HR, Treasury and Legal costs.

	Year Ended December 31, 2023
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$3,885.2	$1,615.6	$1,732.3	$7,233.1
Intersegment sales	40.7	87.8	241.4	369.9
Net Sales	3,844.5	1,527.8	1,490.9	6,863.2
Significant segment expenses
Cost of sales(1)	2,435.7	1,078.6	914.8	4,429.1
Marketing, sales and service costs	320.1	117.3	95.3	532.7
Engineering, research and development costs	138.1	89.4	76.0	303.5
Information technology costs	74.5	57.2	34.5	166.2
Restructuring costs	6.0	14.1	3.7	23.8
Other segment items(2)	107.7	23.8	68.9	200.4
Operating profit (loss)	762.4	147.4	297.7	1,207.5
Foreign currency gain (loss)				(16.0)
Corporate and other				(138.0)
Total corporate, other and eliminations				(154.0)
Amortization of intangibles				(181.3)
Operating profit (loss)				$872.2
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consists of general and administrative expenses such as Finance, HR, Treasury and Legal costs.

Total Assets	December 31, 2025	December 31, 2024
Americas	$5,864.3	$3,728.9
Asia Pacific	1,810.7	1,631.6
Europe, Middle East & Africa	2,918.0	2,654.8
	10,593.0	8,015.3
Corporate and other	1,619.4	1,117.2
Total	$12,212.4	$9,132.5

	Year Ended December 31,
Depreciation and Amortization	2025	2024	2023
Americas	$146.5	$125.9	$121.1
Asia Pacific	37.2	34.3	34.7
Europe, Middle East & Africa	88.4	83.7	80.9
Corporate and other	36.5	33.1	34.3
Total	$308.6	$277.0	$271.0

	Year Ended December 31,
Capital Expenditures	2025	2024	2023
Americas	$110.9	$71.9	$65.7
Asia Pacific	40.2	39.0	25.2
Europe, Middle East & Africa	54.2	48.8	25.7
Corporate and other	14.7	7.3	11.3
Total	$220.0	$167.0	$127.9

	Year Ended December 31,
Sales by Destination	2025	2024	2023
United States	$6,013.6	$4,085.8	$3,430.3
Europe	1,474.6	1,523.5	1,307.1
Asia Pacific	2,020.3	1,701.5	1,480.3
Latin America and Canada	436.9	426.9	448.9
Middle East/Africa	284.5	274.1	196.6
	$10,229.9	$8,011.8	$6,863.2
(14) EMPLOYEE BENEFIT PLANS
Most of the Company’s employees participate in defined contribution plans, including 401(k), profit sharing, and other savings plans that provide retirement benefits.
Pension Plans
Certain U.S. and non-U.S. employees participate in company-specific or statutorily required defined benefit plans. In general, the Company’s policy is to fund these plans based on legal requirements, required benefit payments, and other factors. The accumulated benefit obligation for all plans was $78.8 and $63.0 at December 31, 2025 and 2024, respectively. The projected benefit obligation for all plans was $93.4 and $74.0 at December 31, 2025 and 2024, respectively, and the net liability recognized to the balance sheet was $76.5 and $62.3 at December 31, 2025 and 2024, respectively. The net periodic pension expense for the Company’s defined benefit plans for the years ended December 31, 2025, 2024, and 2023 are not significant.
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
Stock Options - Stock options are generally granted to certain employees and directors to purchase common shares at an exercise price equal to the market price of the Company’s stock at the date of the grant. Option awards generally vest 25% per year over 4 years of continuous service and have 10-year contractual terms.
The Company uses a Black-Scholes-Merton option pricing model to estimate the fair value of stock options. The principal significant assumptions utilized in valuing stock options include the expected stock price volatility (based on the most recent historical period equal to the expected life of the option); the expected option life (an estimate based on historical experience); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon with a maturity equal to the expected life of the option). The Company does not have sufficient historical information on which to base expected volatility. As such, our volatility assumption is based on the historical and implied volatility of similar public companies, which were identified considering factors such as industry, stage of life cycle, size, and financial leverage. Because the Company does not have sufficient historical option exercise experience upon which we can estimate the expected term we estimate the expected term using the average of the vesting period and the contractual period of the award.
A summary of the weighted average assumptions used in determining the fair value of stock options follows:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	30.65%	30.19%	37.09%
Expected option life in years	6.25	6.25	6.25
Expected dividend yield	0.18%	0.14%	0.06%
Risk-free interest rate	4.15%	4.08%	4.23%
Weighted-average fair value of stock options	$32.95	$27.29	$7.26
A summary of the 2025 stock option activity follows:

	Options	Weighted-average exercise price per option	Weighted-average remaining contractual life in years	Aggregate intrinsic value (1)
Outstanding at January 1, 2025	9,699,430	$22.20
Granted	1,472,299	85.96
Exercised	(1,501,222)	18.06
Forfeited and canceled	(292,254)	38.67
Outstanding at December 31, 2025	9,378,253	$32.36	6.23	$1,215.9
Exercisable at December 31, 2025	4,720,520	$17.20	5.27	$683.6
(1)The aggregate intrinsic value in the table above represents the difference between the Company’s stock price on the last trading day of 2025 and the exercise price of each in-the-money option on the last day of the period presented.
For the years ended December 31, 2025, 2024, and 2023 total compensation expense relating to stock options was $26.5, $19.6, and $14.3, respectively. As of December 31, 2025, there was $63.3 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of 1.93 years.

Restricted Stock Units - RSUs have been issued to certain employees and directors as of December 31, 2025 and entitle the holder to receive one common share for each RSU upon vesting. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, generally over seven years. A summary of the 2025 RSU activity follows:

	Restricted stock units	Weighted-average fair value per unit
Outstanding at January 1, 2025	2,206,641	$25.24
Granted	402,494	112.54
Vested	(329,968)	17.05
Forfeited and canceled	(196,444)	37.22
Outstanding at December 31, 2025	2,082,723	$42.23
For the year ended December 31, 2025, 2024 and 2023 total compensation expense relating to RSUs was $10.6 and $7.3, and $7.8, respectively. As of December 31, 2025, there was $74.1 of total unrecognized compensation cost related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 4.14 years.
Performance Awards - On November 18, 2022, the Company granted long-term performance awards as a part of its 2020 stock incentive plan to certain executive officers. The performance awards are contingent upon the Company meeting internal company-based metrics, and to the extent earned will be settled in RSUs that must be held until January 1, 2027 to vest into shares of the Company’s common stock.
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
The fair value for all internal company-based metric performance awards is monitored quarterly and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the year ended December 31, 2025, 2024 and 2023, total compensation expense relating to the performance awards was $8.8, $7.7, and $2.9 respectively. For the year ended December 31, 2025, 2024, 2023 and the company-based metrics were achieved.

(15) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive equity-based compensation and warrants.
The details of the earnings (loss) per share calculations for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
(in millions, except per share and per share amounts)	2025	2024	2023
Net income (loss)	$1,332.8	$495.8	$460.2

Weighted-average number of shares outstanding - basic	381,712,181	376,418,933	380,144,059
Dilutive effect of equity-based compensation	$8,940,643	$9,906,125	$6,082,208
Weighted-average number of shares outstanding - diluted	390,652,824	386,325,058	386,226,267

Earnings (loss) per share
Basic	3.49	1.32	1.21
Diluted	3.41	1.28	1.19

The dilutive effect of stock awards was 8.9 million for the year ended December 31, 2025. Anti-dilutive outstanding stock awards were insignificant for the year ended December 31, 2025.
The dilutive effect of stock awards was 9.9 million shares for the year ended December 31, 2024. Additionally, 1.1 million stock awards and 4.3 million warrants were also outstanding during the year ended December 31, 2024, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
The dilutive effect of stock awards was 6.1 million for the year ended December 31, 2023. Additionally, 0.3 million stock awards and 3.2 million warrants were also outstanding during the year ended December 31, 2023, but were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
(16) COMMITMENTS AND CONTINGENCIES
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
In November 2023, following the filing of the putative securities class action and the Sullivan Action described above, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) and a parallel request for documents from the U.S. Attorney’s Office for the Southern District of New York, which relate to the allegations made in those actions. The Company responded to these requests. Since 2024, the Company has not received any further requests from the U.S. Attorney’s Office for the Southern District of New York relating to this matter. On December 30, 2025, the SEC’s Division of Enforcement informed the Company that it had concluded its investigation as to the Company and did not intend to recommend any enforcement action against the Company at this time.

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
Bank Guarantees and Bonds
In the ordinary course of business, we are required to commit to bank guarantees and bonds that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in progress. As of December 31, 2025 the outstanding value of bank guarantees and bonds totaled $184.0.
As of December 31, 2025, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.