Form 10-Q
period 2026-03-31
Vertiv Holdings Co
filed 2026-04-22
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2026

or

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
Yes ☐ No ☒
As of April 20, 2026, there were 384,108,816 shares of the Company’s Class A common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Net sales
Net sales - products	$2,135.8	$1,649.7
Net sales - services	513.7	386.3
Net sales	2,649.5	2,036.0
Costs and expenses
Cost of sales - products	1,348.4	1,112.1
Cost of sales - services	301.4	237.4
Cost of sales	1,649.8	1,349.5
Operating expenses
Selling, general and administrative expenses	456.7	346.3
Amortization of intangibles	77.6	46.0
Restructuring costs	(4.9)	1.1
Foreign currency (gain) loss, net	(1.6)	2.6
Other operating expense (income)	31.8	(0.2)
Operating profit (loss)	440.1	290.7
Interest expense (income), net	(4.4)	25.3
Loss on extinguishment of debt	6.2	—
Income (loss) before income taxes	438.3	265.4
Income tax expense (benefit)	48.2	100.9
Net income (loss)	$390.1	$164.5

Earnings (loss) per share:
Basic	$1.02	$0.43
Diluted	$0.99	$0.42
Weighted-average shares outstanding:
Basic	382,921,496	380,845,511
Diluted	392,128,170	390,109,650

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Net income (loss)	$390.1	$164.5
Other comprehensive income (loss), net of tax:
Foreign currency translation	(40.3)	77.1
Interest rate swaps	(47.2)	(9.7)
Pension	(0.3)	—
Foreign currency exchange forwards	(6.6)	6.2
Other comprehensive income (loss), net of tax:	(94.4)	73.6
Comprehensive income (loss)	$295.7	$238.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,150.6	$1,728.4
Short-term investments	349.9	99.5
Accounts receivable, less allowances of $26.6 and $25.6, respectively	3,148.7	3,109.0
Inventories	1,834.6	1,456.5
Other current assets	500.8	426.1
Total current assets	7,984.6	6,819.5
Property, plant and equipment, net	997.5	921.8
Other assets:
Goodwill	2,023.7	2,033.7
Other intangible assets, net	1,806.0	1,894.8
Deferred income taxes	177.8	179.6
Right-of-use assets, net	330.8	303.0
Other	79.7	60.0
Total other assets	4,418.0	4,471.1
Total assets	$13,400.1	$12,212.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$20.9
Accounts payable	1,951.7	1,756.4
Deferred revenue	2,461.8	1,814.7
Accrued expenses and other liabilities	856.2	771.6
Income taxes	73.5	43.4
Total current liabilities	5,343.2	4,407.0
Long-term debt, net	2,922.2	2,892.1
Deferred income taxes	221.2	232.8
Long-term lease liabilities	270.4	245.2
Other long-term liabilities	398.2	494.0
Total liabilities	9,155.2	8,271.1
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 383,954,111 and 382,553,680 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,927.0	2,895.2
Retained earnings	1,394.1	1,027.9
Accumulated other comprehensive income (loss)	(76.2)	18.2
Total equity	4,244.9	3,941.3
Total liabilities and equity	$13,400.1	$12,212.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash flows from operating activities:
Net income (loss)	$390.1	$164.5
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	27.5	22.9
Amortization	80.2	48.7
Deferred income taxes	(28.2)	33.3
Amortization of debt discount and issuance costs	1.6	2.2
Stock-based compensation	17.0	11.2
Changes in operating working capital	227.8	(4.8)
Change in fair value of contingent consideration	33.2	—
Other	17.6	25.3
Net cash provided by (used for) operating activities	766.8	303.3
Cash flows from investing activities:
Capital expenditures	(112.6)	(36.5)
Investments in capitalized software	(1.4)	(2.3)
Purchase of short-term investments	(348.4)	—
Proceeds from maturities of short-term investments	100.0	—
Investments in affiliates	(13.9)	—
Acquisition of businesses, net of cash acquired	(0.4)	—
Net cash provided by (used for) investing activities	(376.7)	(38.8)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,100.0	—
Repayment of long-term debt	(2,076.1)	(5.3)
Dividend payment	(23.9)	(14.2)
Exercise of employee stock options	23.5	1.3
Employee taxes paid from shares withheld	(11.6)	(6.7)
Net cash provided by (used for) financing activities	11.9	(24.9)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	4.3
Increase (decrease) in cash, cash equivalents and restricted cash	401.4	243.9
Beginning cash, cash equivalents and restricted cash	1,789.8	1,232.2
Ending cash, cash equivalents and restricted cash	$2,191.2	$1,476.1
Changes in operating working capital
Accounts receivable	$(57.7)	$81.6
Inventories	(384.2)	(128.6)
Other current assets	(88.5)	(29.5)
Accounts payable	202.8	86.5
Deferred revenue	651.2	23.4
Accrued expenses and other liabilities	(95.4)	(79.6)
Income taxes	(0.4)	41.4
Total changes in operating working capital	$227.8	$(4.8)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	380,703,974	$—	$2,821.4	$(238.3)	$(148.8)	$2,434.3
Net income (loss)	—	—		164.5	—	164.5
Exercise of employee stock options	109,017	—	1.3	—	—	1.3
Stock-based compensation activity, net of shares withheld for tax(1)	169,340	—	4.5	—	—	4.5
Employee 401K match with Vertiv stock	18,813	—	2.4	—	—	2.4
Dividend	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	73.6	73.6
Balance at March 31, 2025	381,001,144	$—	$2,829.6	$(88.0)	$(75.2)	$2,666.4

Balance at December 31, 2025	382,553,680	$—	$2,895.2	$1,027.9	$18.2	$3,941.3
Net income (loss)	—	—	—	390.1	—	390.1
Exercise of employee stock options	1,268,993	—	23.5	—	—	23.5
Stock-based compensation activity, net of withholding for tax(2)	114,813	—	5.4	—	—	5.4
Employee 401K match with Vertiv stock	16,625	—	2.9	—	—	2.9
Dividend	—	—	—	(23.9)	—	(23.9)
Other comprehensive income (loss), net of tax	—	—	—	—	(94.4)	(94.4)
Balance at March 31, 2026	383,954,111	$—	$2,927.0	$1,394.1	$(76.2)	$4,244.9
(1)Net stock compensation activity includes 239,098 vested shares offset by 69,758 shares withheld for taxes valued at $6.7 and stock-based compensation of $11.2.
(2)Net stock compensation activity includes 159,335 vested shares offset by 44,522 shares withheld for taxes valued at $11.6 and stock-based compensation of $17.0.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Vertiv Holdings Co
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share amounts)
(1) DESCRIPTION OF BUSINESS
Vertiv Holdings Co (“Holdings Co”, and together with its majority-owned subsidiaries, “Vertiv”, “we”, “our”, or “the Company”), provides mission-critical digital infrastructure technologies and life cycle services primarily for data centers, communication networks, and commercial and industrial environments. Vertiv’s offerings include AC and DC power management, thermal management, low/medium voltage switchgear, busbar, air cooled and liquid cooled thermal management products, integrated modular solutions, racks, single phase UPS, rack power distribution, rack thermal systems, configurable integrated solutions, energy storage solutions, hardware, software for managing IT equipment, management systems for monitoring and controlling digital infrastructure, and services. Vertiv manages and reports results of operations for three business segments: Americas; Asia Pacific; and Europe, Middle East & Africa.
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
The notes included herein should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU provides amendments that require entities to disclose additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The amendments are effective in fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.
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

(3) ACQUISITIONS
PurgeRite
On October 31, 2025, the Company entered into a membership interest purchase agreement ("Acquisition Agreement") to acquire Purge Rite Intermediate, LLC ("PurgeRite"). The transaction ("Acquisition") closed on December 4, 2025. Under the terms of the Acquisition Agreement, total consideration transferred was $1,138.3, net of cash acquired of $14.4. The gross consideration was $1,152.7, consisting of $1,003.5 in cash, $139.2 of contingent consideration and $10.0 other. The Company is required to pay up to $250.0 of additional cash consideration if PurgeRite achieves certain post-closing performance metrics, pursuant to the terms and conditions of the Acquisition Agreement.
As of March 31, 2026 in conjunction with the PurgeRite Acquisition, there is $177.3 of contingent earnout related to their projected future results recorded in "Accrued expenses and other liabilities" in the Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2026, the Company recognized a loss of $33.2 within "Other operating expense (income)" of the Unaudited Consolidated Statement of Earnings (Loss).
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
During the three months ended March 31, 2026 there was one change to the purchase price allocation related to a working capital adjustment to the purchase price. The measurement period adjustment did not have a material impact on the Unaudited Condensed Consolidated Statements of Earnings (loss). The following is the preliminary purchase price allocation of assets acquired and liabilities assumed as of the Acquisition date and related adjustments thereafter:

	Preliminary Allocation	Adjustments	Adjusted Preliminary Allocation
Accounts receivable	$69.5	$—	$69.5
Other current assets	7.2	—	7.2
Property, plant and equipment	150.0	—	150.0
Goodwill	588.4	0.9	589.3
Other intangible assets	445.2	—	445.2
Right-of-use assets, net	3.5	—	3.5
Accounts payable	11.3	—	11.3
Deferred revenue	12.0	—	12.0
Accrued expenses and other liabilities	4.7	—	4.7
Deferred income taxes	95.0	—	95.0
Other long-term liabilities	2.5	—	2.5
Net assets acquired and liabilities assumed	$1,138.3	$0.9	$1,139.2
The following table represents the definite lived intangible assets acquired, the preliminary fair values and respective useful lives:

	Useful Life	Preliminary Fair Value
Customer relationships	9.5	$372.6
Trademarks	8.0	39.8
Other	0.5	32.3
Capitalized software	5.0	0.5
Total intangible assets		$445.2

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
Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets recognized by PurgeRite, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the consummation of the Acquisition. The goodwill arising from the Acquisition is not expected to be deductible for tax purposes. All of the goodwill has been allocated to the Americas segment.
Great Lakes
On July 17, 2025, the Company entered into a purchase agreement to acquire Great Lakes Data Racks & Cabinets family of companies ("Great Lakes"). The transaction closed on August 20, 2025. Total consideration transferred was $203.5. The preliminary valuation of the net assets acquired include $107.6 of finite-lived identifiable intangible assets, $30.7 of all other net assets acquired, consisting primarily of accounts receivable and inventory, and $65.2 of tax-deductible goodwill. In the fourth quarter of 2025, the Company adjusted the preliminary valuation of all other net assets by $(1.1) and goodwill by $1.1. In the first quarter of 2026, the Company adjusted the preliminary valuation of the goodwill by $0.5.
Goodwill was allocated to the America's segment. Identifiable intangible assets have initial useful lives of 5 to 10 years and include customer relationships, developed technology, and trademarks. The estimated weighted-average useful lives was 9.82 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that the asset will generate over the remaining useful life, discounted to present value using an appropriate discount rate. The Company is still in the process of finalizing the valuation estimates to determine the final purchase price allocation, including the final working capital adjustments and amounts allocated to intangible assets. The Company expects to complete this process no later than twelve months after the closing of this acquisition.
(4) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.
Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended March 31, 2026
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$1,475.9	$381.1	$234.2	$2,091.2
Services & spares	338.5	132.6	87.2	558.3
Total	$1,814.4	$513.7	$321.4	$2,649.5

Timing of Revenue Recognition:
Products and services transferred at a point in time	$1,511.9	$382.4	$196.9	$2,091.2
Products and services transferred over time	302.5	131.3	124.5	558.3
Total	$1,814.4	$513.7	$321.4	$2,649.5

	Three months ended March 31, 2025
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$958.3	$333.8	$319.0	$1,611.1
Services & spares	227.0	113.4	84.5	424.9
Total	$1,185.3	$447.2	$403.5	$2,036.0

Timing of Revenue Recognition:
Products and services transferred at a point in time	$973.7	$336.1	$240.5	$1,550.3
Products and services transferred over time	211.6	111.1	163.0	485.7
Total	$1,185.3	$447.2	$403.5	$2,036.0
The opening and closing balances of current and long-term deferred revenue as of March 31, 2026 and December 31, 2025 were as follows:

	Balances at March 31, 2026	Balances at December 31, 2025
Deferred revenue - current	$2,461.8	$1,814.7
Deferred revenue - noncurrent(1)	145.3	107.6
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
The amount of deferred revenue - current recognized for the three months ended March 31, 2026 was $672.5. Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $64.8, $41.4 and $39.1 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
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
Restructuring costs by business segment were as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Americas	$0.1	$0.1
Asia Pacific	—	—
Europe, Middle East & Africa(1)	(5.0)	0.6
Corporate	—	0.4
Total	$(4.9)	$1.1
(1)    During the three months ended March 31, 2026, restructuring reserves were adjusted due change in restructuring plans previously recorded in Europe, Middle East & Africa.
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
The change in the current liability for the restructuring costs during the three months ended March 31, 2026 were as follows:

	December 31, 2025	Paid/Utilized	Expense	March 31, 2026
Severance and benefits	$44.1	$(3.8)	$(5.0)	$35.3
Plant closing and other	0.1	(0.2)	0.1	—
Total	$44.2	$(4.0)	$(4.9)	$35.3

The change in the current liability for the restructuring costs during the three months ended March 31, 2025 were as follows:

	December 31, 2024	Paid/Utilized	Expense	March 31, 2025
Severance and benefits	$10.3	$(2.0)	$0.4	$8.7
Plant closing and other	0.1	(0.7)	0.7	0.1
Total	$10.4	$(2.7)	$1.1	$8.8
(6) DEBT
Long-term debt, net, consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Term Loan due 2032 at 5.61% at December 31, 2025	$—	$2,076.1
Senior Secured Notes due 2028 at 4.125% at both March 31, 2026 and December 31, 2025	850.0	850.0
Senior Notes due 2036 at 4.850% at March 31, 2026	600.0	—
Senior Notes due 2046 at 5.650% at March 31, 2026	500.0	—
Senior Notes due 2056 at 5.800% at March 31, 2026	500.0	—
Senior Notes due 2066 at 5.950% at March 31, 2026	500.0	—
Unamortized discount and issuance costs	(27.8)	(13.1)
	2,922.2	2,913.0
Less: current portion	—	(20.9)
Total long-term debt, net of current portion	$2,922.2	$2,892.1
Senior Notes
On March 3, 2026, Vertiv Holdings Co (the “Issuer”) issued $2,100.0 in aggregate principal amount of senior unsecured notes consisting of $600.0 aggregate principal amount of 4.850% Senior Notes due 2036 (the “2036 Notes”), $500.0 aggregate principal amount of 5.650% Senior Notes due 2046 (the “2046 Notes”), $500.0 aggregate principal amount of 5.800% Senior Notes due 2056 (the “2056 Notes”) and $500.0 aggregate principal amount of 5.950% Senior Notes due 2066 (the “2066 Notes” and, together with the 2036 Notes, the 2046 Notes and the 2056 Notes, the “Senior Notes”). The Company used the net proceeds from the sale of the Senior Notes, together with cash on hand, to repay in full all outstanding indebtedness under its Term Loan Credit Agreement, dated as of March 2, 2020 (as amended, the “Term Loan Credit Agreement”), among Vertiv Group Corporation, as borrower, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent and collateral agent and to pay related fees and expenses.
The Senior Notes were issued under an Indenture, dated as of March 3, 2026 (the “Base Indenture”), as amended and supplemented by a First Supplemental Indenture, dated as of March 3, 2026 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Senior Notes Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee. Interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2026. Each tranche of the Senior Notes mature on March 15 in their respective year of maturity.
The Senior Notes are senior unsecured obligations of the Issuer and rank equally in right of payment with all of the Issuer’s other senior unsecured indebtedness from time to time outstanding, senior in right of payment to all of the Issuer’s subordinated indebtedness from time to time outstanding, and structurally junior to all of the indebtedness and other liabilities of the Issuer’s subsidiaries from time to time outstanding and effectively junior to all of the Issuer’s secured indebtedness from time to time outstanding to the extent of the value of the assets securing such secured indebtedness.
Prior to (i) December 15, 2035, in the case of the 2036 Notes, (ii) September 15, 2045, in the case of the 2046 Notes, (iii) September 15, 2055, in the case of the 2056 Notes and (iv) September 15, 2065, in the case of the 2066 Notes (each such date as it relates to a particular series, the applicable “Par Call Date”), the Issuer may redeem the Senior Notes of a series at its option, in whole or in part, at any time from time to time, at a “make-whole” premium, plus accrued and unpaid interest thereon to, but not including, the redemption date. On or after the applicable Par Call Date relating to a series of Senior Notes, the Issuer may redeem the Senior Notes of such series at its option, in whole or in part, at any time from time to time, at a price equal to 100% of the principal amount of the Senior Notes of such series to be redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. Each series of the Senior Notes contains a change-of-control provision that, under certain circumstances, may require the Issuer to offer to purchase such series of Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of repurchase.

The Senior Notes Indenture contains covenants that, among other things and subject to certain exceptions, restrict our ability and in certain cases the ability of our subsidiaries to incur certain liens, engage in certain sale and leaseback transactions or consolidate or merge.
Senior Unsecured Revolving Credit Facility
On March 3, 2026, Vertiv Holdings Co, as borrower (the “Borrower”), entered into a credit agreement (the “Senior Unsecured Revolving Credit Facility”), with certain financial institutions as lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Senior Unsecured Revolving Credit Facility provides for a senior unsecured revolving facility in an aggregate committed amount of $2,500.0, available in U.S. Dollars, Euros, Canadian Dollars, Sterling Pounds and Australian Dollars, a portion of which is available for the issuance of letters of credit.
The Senior Unsecured Revolving Credit Facility will mature five years from March 3, 2026, subject to up to two additional one-year extensions pursuant to the terms of the Senior Unsecured Revolving Credit Facility.
U.S. Dollar borrowings under the Senior Unsecured Revolving Credit Facility bear interest at a rate determined, at the Borrower’s option, based on either (i) a Term SOFR rate or (ii) an alternate base rate, plus, in each case, an applicable margin that is subject to the Borrower’s credit rating. Borrowings in Euros bear interest at EURIBOR rate, borrowings in Canadian Dollars bear interest at a Term CORRA rate or Canadian Prime Rate, borrowings in Sterling bear interest at a Daily Simple RFR (SONIA) rate, and borrowings in Australian Dollars bear interest at a BBSY rate, in each case plus an applicable margin that is subject to the Borrower’s credit rating. The Senior Unsecured Revolving Credit Facility requires the Borrower to pay a commitment fee equal to a percentage of the aggregate daily amount of unused commitments under the Senior Unsecured Revolving Credit Facility based on the Borrower’s credit rating at such time.
A financial covenant in the Senior Unsecured Revolving Credit Facility requires the Borrower to maintain, as of the last day of each fiscal quarter (beginning with the fiscal quarter ending June 30, 2026), a ratio of consolidated net debt to consolidated earnings before interest, tax, depreciation and amortization of not more than 4.00 to 1.00, provided that, subject to certain conditions, the Borrower may elect to increase such ratio to 4.50 to 1.00 following a qualified acquisition, for a period of four fiscal quarters beginning with the quarter during which such qualified acquisition is consummated. In addition, the Senior Unsecured Revolving Credit Facility contains covenants that, among other things and subject to certain exceptions, restrict our ability and in certain cases the ability of our subsidiaries to incur liens, consolidate or merge, incur additional indebtedness (only applicable to non-guarantor subsidiaries), and pay dividends and distribution in respect of the Borrower’s equity interests when a default or event of default has occurred and is continuing.
The Borrower is permitted to increase the commitments under the Senior Unsecured Revolving Credit Facility in an aggregate principal amount of up to $1,000.0, subject to certain conditions (including finding lenders willing to provide the additional commitments). The Senior Unsecured Revolving Credit Facility refinanced and replaced our existing $800.0 Asset Based Revolving Credit Facility, due 2029 (the “ABL Revolving Credit Facility”). At March 31, 2026, Vertiv had $2,483.3 of availability (subject to customary conditions) under the Senior Unsecured Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $16.7.
Former Financing Arrangements
On March 3, 2026, the Company repaid in full all outstanding indebtedness under its Term Loan Credit Agreement and refinanced and replaced the ABL Revolving Credit Facility. Upon such repayment, all commitments under the Term Loan Credit Agreement and ABL Revolving Credit Facility were terminated and all guarantees and liens securing obligations under the Term Loan Credit Agreement and the ABL Revolving Credit Facility were released. The Company recognized a loss on the extinguishment of debt of $6.2 related to the repayment of the Term Loan Credit Agreement for the three months ended March 31, 2026.
At December 31, 2025, Vertiv Group Corporation as Borrower and the Co-Borrowers had $784.0 of availability under the ABL Revolving Credit Facility (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. Co-Borrowers), net of letters of credit outstanding in the aggregate principal amount of $16.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At December 31, 2025, there was no outstanding balance on the ABL Revolving Credit Facility.

(7) INCOME TAXES
The Company’s effective tax rate was 11.0% and 38.0% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate in the three months ended March 31, 2026 was primarily influenced by the discrete tax benefits related to stock compensation and the interest rate swap settlement. Refer to "Note 9 - Financial Instruments and Risk Management" for additional information about the interest rate swap settlement. The effective rate for the comparative three months ended March 31, 2025 was primarily influenced by the negative impact of a valuation allowance established to account for legislative changes effective in the first quarter of 2025 partially offset by discrete tax benefits related to changes in deferred tax liabilities and stock compensation.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of March 31, 2026, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(8) OTHER FINANCIAL INFORMATION

	March 31, 2026	December 31, 2025
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$2,150.6	$1,728.4
Restricted cash included in other current assets	40.6	61.4
Total cash, cash equivalents, and restricted cash	$2,191.2	$1,789.8

	March 31, 2026	December 31, 2025
Inventories
Finished products	$681.5	$555.4
Raw materials	883.6	680.6
Work in process	269.5	220.5
Total inventories	$1,834.6	$1,456.5

	March 31, 2026	December 31, 2025
Property, plant and equipment, net(1)
Machinery and equipment	$915.5	$874.1
Buildings	412.0	408.7
Land	41.3	42.1
Construction in progress	176.6	123.3
Property, plant and equipment, at cost	1,545.4	1,448.2
Less: Accumulated depreciation	(547.9)	(526.4)
Property, plant and equipment, net	$997.5	$921.8
(1)    Property, plant and equipment, net in the United States was $193.5 and $176.5 as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026	December 31, 2025
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$122.3	$173.2
Contingent consideration liability (see Note 3)	177.3	144.1
Restructuring (see Note 5)	35.3	44.2
Operating lease liabilities	72.3	69.7
Product warranty	42.8	43.2
Other	406.2	297.2
Total	$856.2	$771.6

	Three months ended March 31, 2026	Three months ended March 31, 2025
Change in product warranty accrual
Balance at the beginning of the period	$43.2	$27.5
Provision charge to expense	5.9	7.9
Paid/utilized	(6.3)	(7.0)
Balance at the end of the period	$42.8	$28.4
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
Recurring fair value measurements
A summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		As of March 31, 2026
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$2,150.6	$2,150.6	$—	$—
Foreign currency exchange forwards	Other current assets	2.4	—	2.4	—
Economic hedges	Other current assets	14.4	—	14.4	—
Total assets		$2,167.4	$2,150.6	$16.8	$—

Liabilities:
Contingent consideration	Accrued expenses and other liabilities	$177.3	$—	$—	$177.3
Total liabilities		$177.3	$—	$—	$177.3

		As of December 31, 2025
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,728.4	$1,728.4	$—	$—
Interest rate swaps	Other current assets	23.4	—	23.4	—
Foreign currency exchange forwards	Other current assets	9.7	—	9.7	—
Economic hedges	Other current assets	26.1	—	26.1	—
Interest rate swaps	Other noncurrent assets	4.8	—	4.8	—
Total assets		$1,792.4	$1,728.4	$64.0	$—

Liabilities:
Contingent consideration	Other long-term liabilities	$144.1	$—	$—	$144.1
Total liabilities		$144.1	$—	$—	$144.1
Contingent consideration — In conjunction with the PurgeRite Acquisition, the Company records contingent consideration at fair value based on the estimated discounted contingent payments expected to be made, and may increase or decrease based on the financial performance of PurgeRite for the year ended December 31, 2026. The Company estimates the fair value of contingent consideration utilizing Monte Carlo simulations in a risk-neutral framework. Key assumptions include certain projected post-closing performance metrics, discount rate and volatility associated with the relevant metric. Contingent consideration is classified as Level 3 due to the reliance on unobservable inputs. For the three months ended March 31, 2026, the Company recognized a loss of $33.2 within "Other operating expense (income)" of the Unaudited Consolidated Statement of Earnings (Loss). Refer to "Note 3 - Acquisitions" for additional information on this Acquisition.
Interest rate swaps — From time to time the Company may enter into derivative financial instruments designed to hedge the variability in interest expense on floating rate debt. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income, depending on the effectiveness of the offset.
The Company uses interest rate swaps to manage the interest rate risk of the Company’s total debt portfolio and related overall cost of borrowing. At December 31, 2025, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps mature in March 2027. On March 3, 2026, in connection with the repayment of the Term Loan Credit Agreement, the hedged forecasted transactions became probable of not occurring, and therefore the Company settled all outstanding interest rate swaps. Refer to "Note 10 - Accumulated Other Comprehensive Income (Loss)" for additional information on the settlement. During the three months ended March 31, 2026, and 2025 the Company recognized $29.6, $8.3, respectively, within “Interest expense (income), net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss).
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

Foreign currency exchange forwards — The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. The duration of the derivatives are generally less than one year. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market; as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure is recognized. At March 31, 2026 and December 31, 2025, we had derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $309.0 and $149.8, respectively. For the three months ended March 31, 2026, and 2025 there was $3.5, and $(4.7) in realized gains (losses) associated with the foreign currency exchange swaps within "Cost of sales - products" on the Unaudited Condensed Consolidated Statements of Earnings (Loss).
Economic hedges — At March 31, 2026 and December 31, 2025 we had derivative instruments which hedge our purchases of aluminum with notional amounts of 10,789.0 and 10,310.0 metric tons, respectively, and copper with notional amounts of 17,971.0 and 8,754.8 metric tons, respectively. The Company values these instruments using broker quotations, market transactions or option pricing model based on observable market inputs, as such, these derivative instruments are classified in Level 2. These derivative instruments are treated as economic hedges and for the three months ended March 31, 2026 and 2025 the Company recognized mark-to-market gains of $0.8 and $(0.3), respectively, within "Other operating expense (income)" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $(1.1) and, $0.1 respectively, for the three months ended March 31, 2026 and 2025, respectively, and is included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). As of March 31, 2026 and 2025, $42.9 and $24.1, respectively, of the Company’s intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Fair Value	Par Value(1)	Fair Value	Par Value(1)
Term Loan due 2032	$—	$—	$2,089.1	$2,076.1
Senior Secured Notes due 2028	834.8	850.0	840.9	850.0
Senior Notes due 2036 at 4.850% at March 31, 2026	583.8	600.0	—	—
Senior Notes due 2046 at 5.650% at March 31, 2026	477.1	500.0	—	—
Senior Notes due 2056 at 5.800% at March 31, 2026	481.0	500.0	—	—
Senior Notes due 2066 at 5.950% at March 31, 2026	478.7	500.0	—	—
(1)See “Note 6 — Debt” for additional information.
Marketable securities — The Company classifies marketable securities with maturities in excess of three months and less than one year at acquisition as held-to-maturity. These investments primarily consist of U.S. Treasury bills and bank deposits. The Company does not purchase and hold securities principally for the purpose of selling them in the near future, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At March 31, 2026 and December 31, 2025, the Company recorded "Short-term investments" on the Condensed Consolidated Balance Sheets at amortized cost of $349.9 and $99.5, respectively. At March 31, 2026 and December 31, 2025, the short-term investments had a fair value of $349.9 and $99.6. The Company values these investments by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset, which are classified within level 2.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Foreign currency translation, beginning	$(29.1)	$(203.9)
Other comprehensive income (loss)(1)	(40.3)	77.1
Foreign currency translation, ending	(69.4)	(126.8)
Interest rate swaps, beginning	47.2	74.6
Realized gain (loss) recognized during the period(2)	(48.5)	—
Unrealized gain (loss) deferred during the period(3)	1.3	(9.7)
Interest rate swaps, ending	—	64.9
Pension, beginning	(10.4)	(6.9)
Actuarial gain (losses) recognized during the period, net of income taxes	(0.3)	—
Pension, ending	(10.7)	(6.9)
Foreign currency exchange forwards, beginning	10.5	(12.6)
Unrealized gains deferred during the period(4)	(6.6)	6.2
Foreign currency exchange forwards, ending	3.9	(6.4)
Accumulated other comprehensive income (loss)	$(76.2)	$(75.2)
(1)For the three months ended March 31, 2026 and 2025 foreign currency translation included tax effects of $0.0 and $0.3, respectively.
(2)For the three months ended March 31, 2026, the gain recognized in "Interest expense (income), net" of $22.9 and the tax effects of $25.6 recognized in "Income tax expense, benefit" was associated with the interest rate swaps being settled.
(3)During the three months ended March 31, 2025, $8.3 were reclassified into earnings. And, for the three months ended March 31, 2025, interest rate swaps included tax effects of $2.9.
(4)For the three months ended March 31, 2026 and 2025, foreign currency exchange forwards included tax effects of $1.2 and $1.8, respectively.
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
Americas includes products and services sold for applications within the data center, communication networks and commercial and industrial markets in North America and Latin America. This segment’s principal product and service offerings include:
•Products: AC and DC power management, thermal management, low/medium voltage switchgear, busbar, air cooled and liquid cooled thermal management products, integrated and prefabricated modular infrastructure solutions, racks, single phase UPS, rack power distribution, rack thermal systems, configurable integrated solutions, energy storage solutions, hardware, software for managing IT equipment.
•Services & spares: Preventative and predictive maintenance, acceptance testing, engineering and consulting, performance assessments, remote monitoring, training, spare parts, specialized fluid management, and critical digital infrastructure software.
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
Reportable Business Segments

	Three months ended March 31, 2026
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$1,822.4	$630.7	$494.9	$2,948.0
Intersegment sales	8.0	117.0	173.5	298.5
Net Sales	1,814.4	513.7	321.4	2,649.5
Significant segment expenses
Cost of sales(1)	1,078.4	362.5	196.3	1,637.2
Marketing, sales and service costs	94.7	32.3	27.5	154.5
Engineering, research and development costs	75.6	27.2	23.0	125.8
Information technology costs	26.8	14.6	8.6	50.0
Restructuring costs	0.1	—	(5.0)	(4.9)
Other segment items(2)	48.6	9.7	17.5	75.8
Operating profit (loss)	490.2	67.4	53.5	611.1
Foreign currency gain (loss)				1.6
Corporate				(95.0)
Total corporate and other				(93.4)
Amortization of intangibles				(77.6)
Operating profit (loss)				440.1
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Three months ended March 31, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$1,197.2	$486.1	$528.3	$2,211.6
Intersegment sales	11.9	38.9	124.8	175.6
Net Sales	1,185.3	447.2	403.5	2,036.0
Significant segment expenses
Cost of sales(1)	762.1	324.8	252.0	1,338.9
Marketing, sales and service costs	65.2	28.8	24.2	118.2
Engineering, research and development costs	50.3	25.0	23.3	98.6
Information technology costs	21.9	16.5	10.2	48.6
Restructuring costs	0.1	—	0.6	0.7
Other segment items(2)	26.0	6.4	14.5	46.9
Operating profit (loss)	259.7	45.7	78.7	384.1
Foreign currency gain (loss)				(2.6)
Corporate				(44.8)
Total corporate and other				(47.4)
Amortization of intangibles				(46.0)
Operating profit (loss)				$290.7
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

Total Assets	March 31, 2026	December 31, 2025
Americas	$6,327.9	$5,864.3
Asia Pacific	1,960.3	1,810.7
Europe, Middle East & Africa	2,715.2	2,918.0
	11,003.4	10,593.0
Corporate and other	2,396.7	1,619.4
Total	$13,400.1	$12,212.4

Depreciation and Amortization	Three months ended March 31, 2026	Three months ended March 31, 2025
Americas	$65.8	$32.8
Asia Pacific	10.0	9.1
Europe, Middle East & Africa	22.3	21.0
Corporate and other	9.6	8.7
Total	$107.7	$71.6

Capital Expenditures	Three months ended March 31, 2026	Three months ended March 31, 2025
Americas	$66.8	$16.2
Asia Pacific	20.7	9.4
Europe, Middle East & Africa	17.6	6.3
Corporate and other	7.5	4.6
Total	$112.6	$36.5
(12) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive equity-based compensation.
The details of the earnings per share calculations for the three months ended March 31, 2026 and 2025 are as follows:

(In millions, except share and per share amounts)	Three months ended March 31, 2026	Three months ended March 31, 2025
Net income (loss)	$390.1	$164.5

Weighted-average number of shares outstanding - basic	382,921,496	380,845,511
Dilutive effect of equity-based compensation	9,206,674	9,264,139
Weighted-average number of shares outstanding - diluted	392,128,170	390,109,650

Earnings (loss) per share
Basic	$1.02	$0.43
Diluted	$0.99	$0.42
Additional equity-based compensation awards of 0.3 million and 0.5 million shares, respectively, were also outstanding during the three months ended March 31, 2026 and 2025, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.

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
Bank Guarantees and Bonds
In the ordinary course of business, we are required to commit to bank guarantees and bonds that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in progress. As of March 31, 2026 the outstanding value of bank guarantees and bonds totaled $239.3.
As of March 31, 2026 other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise indicates or requires, references to “the Company,” “Vertiv,” “we,” “us” and “our” refer to Vertiv Holdings Co, a Delaware corporation, and its consolidated subsidiaries. In addition, dollar amounts are stated in millions, except for per share amounts. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in the Annual Report.
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
These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Vertiv’s control) or other assumptions, which may change over time, and that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in its Form 10-K for the year ended December 31, 2025 filed on February 13, 2026 (the "2025 Form 10-K"). These risk factors and those identified elsewhere in this Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of our customers’ markets; long sales cycles for certain Vertiv products and solutions as well as unpredictable placing or cancelling of customer orders; failure to realize sales expected from our backlog of orders and contracts, disruption of or consolidation in our customer’s markets or categorical shifts in customer technology spending; less leverage with large customer contract terms; failure to mitigate risks associated with long-term fixed price contracts; competition in the industry in which we operate; failure to obtain performance and other guarantees from financial institutions; risks associated with governmental contracts; failure to properly manage production cost changes and supply chain; failure to anticipate market change and competition in the infrastructure technologies; risks associated with information technology disruption or cyber-security incidents; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; increase of variability in our effective tax rate costs or liabilities associated with product liability due to global operations subjecting us to income and other taxes in the United States ("U.S.") and numerous foreign entities; costs or liabilities associated with product liability and damage to our reputation and brands; the global scope of Vertiv’s operations, especially in emerging markets; failure to benefit from future significant corporate transactions; risks associated with Vertiv’s sales and operations and expanding global production facilities; risks associated with future legislation and regulation of Vertiv’s customers’ markets; our ability to comply with various laws and regulations including but not limited to, laws and regulations relating to data protection and data privacy; failure to properly address legal compliance issues, particularly those related to imports/exports, anti-corruption laws, and foreign operations; risks associated with foreign trade policy, including tariffs and global trade conflict; risks associated with litigation or claims against the Company, including the risk of adverse outcomes to any legal claims and proceedings; our ability to protect or enforce our proprietary rights on which our business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters; failure to achieve environmental, social and governance goals; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; failure to remediate material weaknesses in our internal controls over financial reporting; our level of indebtedness and our ability to comply with the covenants and restrictions contained in our credit agreements; our ability to access funding through capital markets; resales of Vertiv securities may cause volatility in the market price of our securities; our organizational documents contain provisions that may discourage unsolicited takeover proposals; our certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of our subsidiaries to pay dividends; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; our ability to attract, train and retain key members of our leadership team and other qualified personnel; the adequacy of our insurance coverage; fluctuations in interest rates materially affecting our financial results and increasing the risk our counterparties default in our interest rate hedges; our incurrence of significant costs and devotion of substantial management time as a result of operating as a public company; expected expenses related to integration of our acquisitions; the possible diversion of management time on issues related to integration of our acquired businesses; the ability of Vertiv to maintain relationships with customers and suppliers of our acquired businesses; and the ability of Vertiv to retain management and key employees of our acquired businesses; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.
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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•Trade, Macroeconomic and Geopolitical Environment: The global trade and macroeconomic environment remains dynamic, including the impact of U.S. tariffs and foreign retaliatory measures, the impact of the US-Israel and Iran war, as well as broader geopolitical and foreign policy developments. These factors may affect supply chains, input costs, fuel and transportation costs, customer demand, capital markets and foreign exchange rates.
We continue to actively manage these risks through supply chain diversification, regional sourcing strategies, pricing actions, financial hedging, and ongoing evaluation of alternative manufacturing, financial and procurement approaches.
•Growth and Capacity Expansion: We continue to see very robust growth in demand for data centers supporting artificial intelligence ("AI") and high-performance compute applications and have strategically invested in expanding our global capacity in response to current and anticipated customer demand across key infrastructure segments. For the quarter, our capital investments were significantly higher than the spend in the same quarter of 2025. Looking ahead, we anticipate further investment in global capacity to further bolster operational resiliency and to capture additional demand. These investments build upon prior capacity expansion efforts and are aimed at supporting our global ability to scale our business, with the byproduct of addressing inherent complexities and challenges associated with very robust market growth.
•Artificial Intelligence and High-Performance Compute Demand: The continued adoption of AI and high-performance computing is driving increased demand for data center infrastructure, including power, thermal, and infrastructure management solutions. We continue to invest in product and technology innovation, as well as capacity and capability expansions to support this growth and evolving customer requirements.
•Technology and Portfolio Expansion: Customer requirements are evolving toward higher-density, more complex infrastructure environments, including, but not limited to, hybrid air and liquid cooling architectures, converged physical infrastructure systems, and high voltage direct current power architectures. We continue to invest in expanding our advanced research engineering and technology capabilities across the power and thermal chain to support performance, efficiency and scalability requirements.

•Execution, Speed and Development Efficiency: Customers are increasingly prioritizing speed of deployment, scalability and execution certainty. We continue to invest in prefabricated, modular and factory-integrated solutions designed to reduce on-site complexity and accelerate time-to-deployment.
Together, these capabilities support Vertiv’s systems-level approach and enhance our ability to help customers deploy critical digital infrastructure faster, at scale, and with greater predictability as demand continues to grow.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2026 and Three Months Ended March 31, 2025

(Dollars in millions)	Three months ended March 31, 2026	Three months ended March 31, 2025	$ Change	% Change
Net sales	$2,649.5	$2,036.0	$613.5	30.1%
Cost of sales	1,649.8	1,349.5	300.3	22.3
Gross profit	999.7	686.5	313.2	45.6
Selling, general and administrative expenses	456.7	346.3	110.4	31.9
Amortization of intangibles	77.6	46.0	31.6	68.7
Restructuring costs	(4.9)	1.1	(6.0)	(545.5)
Foreign currency (gain) loss, net	(1.6)	2.6	(4.2)	(161.5)
Other operating expense (income)	31.8	(0.2)	32.0	16,000.0
Operating profit (loss)	440.1	290.7	149.4	51.4
Interest expense (income), net	(4.4)	25.3	(29.7)	(117.4)
Loss on extinguishment of debt	6.2	—	6.2	—
Income tax expense	48.2	100.9	(52.7)	(52.2)
Net income (loss)	$390.1	$164.5	$225.6	137.1%
Net Sales
Net sales were $2,649.5 in the first quarter of 2026, an increase of $613.5, or 30.1%, compared with $2,036.0 in the first quarter of 2025. The increase in sales was primarily driven by higher sales volumes including the positive impacts from foreign currency of $56.6. Product sales increased $480.1, which included the positive impacts from foreign currency of $43.6. Services & spares sales increased $133.4, which included positive impacts from foreign currency of $13.0.
Excluding intercompany sales, net sales were $1,814.4 in the Americas, $513.7 in Asia Pacific and $321.4 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $1,649.8 in the first quarter of 2026, an increase of $300.3, or 22.3% compared to the first quarter of 2025. The increase in cost of sales was primarily driven by the impact of higher volumes. Gross profit was $999.7 in the first quarter of 2026, or 37.7% of sales, compared to $686.5, or 33.7% of sales in the first quarter of 2025. Margin increased in the first quarter of 2026 due primarily to the mix of product and service sales in addition to operational leverage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $456.7 in the first quarter of 2026, an increase of $110.4, or 31.9% compared to the first quarter of 2025. The increase in SG&A was primarily driven by increased compensation costs. SG&A as a percentage of sales were 17.2% in the first quarter of 2026 compared with 17.0% in the first quarter of 2025.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $102.9 for the first quarter of 2026, which was a $53.4 increase from the first quarter of 2025. The increase was primarily due to a $32.0 increase in other operating expense (income) primarily due to the contingent consideration and a $31.6 increase in amortization of intangibles related to our recent acquisitions. Refer to "Note 3 - Acquisitions" for additional information on these acquisitions. Other operating expenses were slightly offset by a $6.0 decrease in restructuring costs.

Interest Expense
Interest expense (income), net, was $(4.4) in the first quarter of 2026 compared to $25.3 in the first quarter of 2025. The $29.7 decrease in expense is primarily driven by $21.2 of interest income related to the interest rate swap settlement and $4.5 of incremental interest income compared the first quarter of 2025. To the extent interest rates continue to fluctuate our interest expense will change, although we expect these changes to be mitigated by our interest rate swaps and interest income.
Income Taxes
Income tax expense was $48.2 in the first quarter of 2026 compared to $100.9 in the first quarter of 2025. The $52.7 decrease from the first quarter of 2025 and the effective rate in the first quarter of 2026 is primarily due to increased business performance, offset by discrete tax benefits for stock compensation and the interest rate swap settlement. Refer to "Note 9 - Financial Instruments and Risk Management" for additional information about the interest rate swap settlement. The effective rate in the first quarter of 2025 was primarily influenced by the negative impact a valuation allowance established to account for legislative changes effective in the first quarter of 2025 partially offset by the favorable impact of other discrete items such as stock compensation and changes in deferred tax liabilities.
Business Segments
The following is detail of business segment results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended March 31, 2026	Three months ended March 31, 2025	$ Change	% Change
Net sales	$1,814.4	$1,185.3	$629.1	53.1%
Operating profit (loss)	490.2	259.7	230.5	88.8
Margin	27.0%	21.9%
Americas net sales were $1,814.4 in the first quarter of 2026, an increase of $629.1, or 53.1%, from the first quarter of 2025. The increase in sales was primarily driven by higher sales volumes due to products increasing by $517.6 and sales of service & spares increasing by $111.5. Americas net sales were positively impacted by foreign currency of approximately $7.5.
Operating profit (loss) in the first quarter of 2026 was $490.2, an increase of $230.5, or 88.8%, compared with the first quarter of 2025. Margin increased primarily due to the mix of product and service sales in addition to operational leverage.
Asia Pacific

(Dollars in millions)	Three months ended March 31, 2026	Three months ended March 31, 2025	$ Change	% Change
Net sales	$513.7	$447.2	$66.5	14.9%
Operating profit (loss)	67.4	45.7	21.7	47.5
Margin	13.1%	10.2%
Asia Pacific net sales were $513.7 in the first quarter of 2026, an increase of $66.5, or 14.9%, from the first quarter of 2025. The increase in sales were primarily driven by products increasing by $47.3, and service & spares increasing by $19.2, and the positive impact of foreign currency of approximately $13.0.
Operating profit (loss) in the first quarter of 2026 was $67.4, an increase of $21.7, or 47.5%, compared with the first quarter of 2025. Margin increased primarily driven by operational leverage and continued cost improvement actions.

Europe, Middle East & Africa

(Dollars in millions)	Three months ended March 31, 2026	Three months ended March 31, 2025	$ Change	% Change
Net sales	$321.4	$403.5	$(82.1)	(20.3)%
Operating profit (loss)	53.5	78.7	(25.2)	(32.0)
Margin	16.6%	19.5%
Europe, Middle East & Africa net sales of $321.4 in the first quarter of 2026, decreased by $82.1, or (20.3)%, from the first quarter of 2025 due to softer market demands from prior periods. Sales were positively impacted by foreign currency by approximately $36.1. Net sales of products decreased by $84.8 and services & spares increased by $2.7 compared to the first quarter of 2025.
Operating profit (loss) in the first quarter of 2026 was $53.5, a decrease of $25.2, or 32.0%, compared with the first quarter of 2025. Margin decreased primarily due to operating leverage.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, Legal, Human Resources, and global product platform development and offering management. Total corporate and other costs were $93.4 and $47.4 in the first quarter of 2026 and 2025, respectively. Total corporate and other costs increased by $46.0 compared to the first quarter of 2025 primarily due to the $33.2 of contingent consideration associated with the PurgeRite acquisition, an increase in certain employee-related costs, and a decrease in the foreign currency loss.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures primarily relate to the maintenance of our long-term assets, as well as the investment in projects, such as capacity and facility expansion, that support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $114.0 during the first quarter of 2026. We expect to have capital expenditures (including capitalized software) of $425.0 to $525.0 for the full year 2026 in order to support capacity expansion across the business.
We have additional obligations in the ordinary course of our business, beyond those committed for capital expenditures, which consist of debt obligations and other financial instruments. Refer below, as well as to “Note 6 — Debt” and “Note 13 — Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements for more information. In addition, we have uncertain tax positions that are further discussed in “Note 7 — Income Taxes” of the Unaudited Condensed Consolidated Financial Statements. We anticipate lease payment obligations of approximately $93.0 for the full year 2026. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We and our subsidiaries are party to certain indebtedness arrangements, including the Senior Secured Notes due 2028, with an outstanding principal amount of $850.0 as of March 31, 2026 (the “Senior Secured Notes”), the Senior Notes in aggregate principal amount $2,100.0, consisting of $600.0 aggregate principal amount of 4.850% Senior Notes due 2036 (the “2036 Notes”), $500.0 aggregate principal amount of 5.650% Senior Notes due 2046 (the “2046 Notes”), $500.0 aggregate principal amount of 5.800% Senior Notes due 2056 (the “2056 Notes”) and $500.0 aggregate principal amount of 5.950% Senior Notes due 2066 (the “2066 Notes” and, together with the 2036 Notes, the 2046 Notes and the 2056 Notes, the “Senior Notes”), and the Senior Unsecured Revolving Credit Facility in an aggregate committed amount of $2,500.0 (the “Senior Unsecured Revolving Credit Facility”), a portion of which is available for the issuance of letters of credit.
At March 31, 2026, we had $2,150.6 in cash and cash equivalents and $349.9 in short-term investments, which include amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At March 31, 2026, Vertiv had $2,483.3 of availability (subject to customary conditions) under the Senior Unsecured Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $16.7.
We believe our current cash, cash equivalent, and short-term investment levels, augmented by availability under the Senior Unsecured Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, allow us to invest for growth in existing businesses, and manage our capital structure on a short- and long-term basis. We expect to continue to opportunistically access the capital and financing markets from time to time. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. There can be no assurance that we will continue to have access to the capital and financing markets on acceptable terms.

Summary Statement of Cash Flows
Three Months Ended March 31, 2026 and 2025

(Dollars in millions)	2026	2025	$ Change	% Change
Net cash provided by (used for) operating activities	$766.8	$303.3	$463.5	152.8%
Net cash provided by (used for) investing activities	(376.7)	(38.8)	(337.9)	(870.9)
Net cash provided by (used for) financing activities	11.9	(24.9)	36.8	147.8
Capital expenditures	(112.6)	(36.5)	(76.1)	(208.5)
Investments in capitalized software	(1.4)	(2.3)	0.9	39.1
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $766.8 in the first quarter of 2026, a $463.5 increase in cash generation compared to the first quarter of 2025. Net income from operations of $390.1 included $131.3 of net non-cash expense items, consisting of depreciation and amortization of $107.7, deferred taxes of $28.2, change in fair value of contingent consideration of $33.2, non-cash stock-based compensation expense of $17.0, and amortization of debt discount and issuance costs of $1.6. Trade working capital provided $227.8 in the first quarter of 2026 compared to $4.8 used in the first quarter of 2025.

Net Cash provided by (used for) Investing Activities
Net cash used for investing activities was $376.7 in the first quarter of 2026 compared to net cash used for investing activities of $38.8 in the first quarter of 2025. The increased use of cash over the comparable period was primarily driven by a $76.1 increase in capital expenditures in order to support capacity expansion across the business and net purchases of short-term investments of $248.4.
Net Cash provided by (used for) Financing Activities
Net cash provided by financing activities was $11.9 in the first quarter of 2026 compared to $24.9 used for financing activities in the first quarter of 2025. The increase in cash provided in 2026 was primarily the result of a $29.2 increase in proceeds from the issuance of long-term debt, and a $22.2 increase in exercise of employee stock options, offset by a $9.7 increase in dividend payments.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The 2025 financial statements, as part of the 2025 Form 10-K, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in “Note 1 - Description of Business and Summary of Significant Accounting Policies” of the 2025 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risk disclosures from those described in our 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
The Company completed the acquisition of Great Lakes as of August 20, 2025, and PurgeRite as of December 4, 2025. As such, Great Lakes and PurgeRite have been excluded from the Company's assessment of internal control over financial reporting. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, we are not a party to any material, pending legal proceedings or claims at March 31, 2026. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourself. We consider settlement of cases when, in management’s judgment, it is in the best interests of both Vertiv and its shareholders to do so.
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
As of March 31, 2026, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
Other than as noted below, the Company's risk factors, as of March 31, 2026, have not materially changed from those described in Part 1, Item 1A of our 2025 Form 10-K for the fiscal year ended December 31, 2025.
Restrictive covenants in the credit agreement governing our Senior Unsecured Revolving Credit Facility and the indentures governing our Senior Secured Notes and Senior Notes, and any future debt agreements, could restrict our operating flexibility. Our ability to comply with these covenants and other restrictions contained in such documents is not fully within our control, and breaches could trigger adverse consequences.
The credit agreement governing our Senior Unsecured Revolving Credit Facility and the indentures governing our Senior Secured Notes and Senior Notes contain covenants and other restrictions that limit certain of our and certain of subsidiaries’ ability to take certain actions. These restrictions, though subject to exceptions, may limit our ability to operate our businesses, and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise.
Such restrictions include, among other: (a) in the case of our Senior Unsecured Revolving Credit Facility, our ability and in certain cases the ability of our subsidiaries to incur liens, consolidate or merge, incur additional indebtedness and pay dividends and distributions when a default or event of default has occurred and is continuing, in each case, subject to certain thresholds and exceptions, (b) in the case of the Senior Secured Notes, the ability of certain of our subsidiaries to grant liens, undertake mergers and consolidations, dispose of assets, pay dividends or make other restricted payments, incur indebtedness, make certain investments, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, in each case, subject to certain thresholds and exceptions, and (c) in the case of our Senior Notes, among other things and subject to certain exceptions, our ability and in certain cases the ability of our subsidiaries to incur certain liens, engage in certain sale and leaseback transactions or consolidate or merge.
In addition, under our Senior Unsecured Revolving Credit Facility, we are required to comply with a maximum “Consolidated Leverage Ratio” (as defined in the credit agreement that governs our Senior Unsecured Revolving Credit Facility) of 4.00:1.00, calculated on a quarterly basis, as determined on the last day of the most recent fiscal quarter end, with a step-up, at our option, to 4.50:1.00 for the four consecutive fiscal quarters ending after the consummation of an acquisition that involves cash consideration of at least $750 million, subject to certain conditions and limitations contained in the credit agreement governing our Senior Unsecured Revolving Credit Facility.
Our ability to comply with these covenants and restrictions may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control and future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy, among other factors. The breach of any of these covenants or restrictions could result in a default under the credit agreement governing the Senior Unsecured Revolving Credit Facility, the indentures governing the Senior Secured Notes and the Senior Notes or any future debt, including as a result of a cross-default, that would permit the applicable note holders or lenders to terminate any outstanding commitments and declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to borrow under the Senior Unsecured Revolving Credit Facility, or any future debt, may not be able to repay the amounts due under the Senior Unsecured Revolving Credit Facility, the Senior Secured Notes, the Senior Notes, or any future debt, may not be able to make interest payments on the Senior Unsecured Revolving Credit Facility, the Senior Secured Notes or the Senior Notes and our subsidiaries may not be able make cash available to us, by dividend, debt repayment or otherwise, to enable us to make payments on any future debt, meet other corporate needs or pay dividends. In addition, the noteholders of the Senior Secured Notes or any future secured debtholder, could proceed against the collateral securing that indebtedness. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.
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
As of March 31, 2026, $2.4 billion shares were available for repurchase. Vertiv did not undertake any share repurchases in the first quarter of 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Item 5A. Other Information
None.
Item 5C. Plan 10b5-1 Plan Adoptions and Modification
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, a Rule 10b5-1 trading arrangement previously adopted on December 5, 2025 for Edward Monser, a member of the Company's board of directors, (the "Monser 10b5-1 Plan") terminated pursuant to its terms. The Monser 10b5-1 Plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and provided for the sale of up to 77,294 shares of Company Class A common stock.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
4.3	Form of 4.850% Senior Notes due 2036 (included in Exhibit A-1 incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 3, 2026)
4.4	Form of 5.650% Senior Notes due 2046 (included in Exhibit A-2 incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 3, 2026)
4.5	Form of 5.800% Senior Notes due 2056 (included by Exhibit A-3 incorporated by reference to Exhibit 4.2 to the the Company's Current Report on Form 8-K, filed with the SEC on March 3, 2026)
4.6	Form of 5.950% Senior Notes due 2066 (included by Exhibit A-4 incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 3, 2026)
10.1
Credit Agreement, dated as of March 3, 2026, among Vertiv Holdings Co. the lenders and issuing banks party thereto and JPMorgan Chase Bank. N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 3, 2026)

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2026	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ Craig Chamberlin
Name: Craig Chamberlin
Title: Chief Financial Officer