Form 10-Q
period 2026-06-30
Vertiv Holdings Co
filed 2026-07-29
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2026

or

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
Yes ☐ No ☒
As of July 27, 2026, there were 384,988,173 shares of the Company’s Class A common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net sales
Net sales - products	$2,646.7	$2,166.0	$4,782.5	$3,815.7
Net sales - services	627.6	472.1	1,141.3	858.4
Net sales	3,274.3	2,638.1	5,923.8	4,674.1
Costs and expenses
Cost of sales - products	1,667.8	1,470.3	3,016.2	2,582.4
Cost of sales - services	371.6	271.2	673.0	508.6
Cost of sales	2,039.4	1,741.5	3,689.2	3,091.0
Operating expenses
Selling, general and administrative expenses	494.4	395.6	951.1	741.9
Amortization of intangibles	73.7	46.9	151.3	92.9
Restructuring costs	(3.9)	1.9	(8.8)	3.0
Foreign currency (gain) loss, net	3.9	2.3	2.3	4.9
Other operating expense (income)	28.9	7.5	60.7	7.3
Operating profit (loss)	637.9	442.4	1,078.0	733.1
Interest expense (income), net	17.4	21.3	13.0	46.6
Loss on extinguishment of debt	—	—	6.2	—
Other non-operating expense (income)	0.5	—	0.5	—
Income (loss) before income taxes	620.0	421.1	1,058.3	686.5
Income tax expense (benefit)	122.2	96.9	170.4	197.8
Net income (loss)	$497.8	$324.2	$887.9	$488.7

Earnings (loss) per share:
Basic	$1.29	$0.85	$2.31	$1.28
Diluted	$1.27	$0.83	$2.26	$1.25
Weighted-average shares outstanding:
Basic	384,555,346	381,482,996	383,742,935	381,166,015
Diluted	392,746,991	389,846,827	392,511,287	389,977,516

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net income (loss)	$497.8	$324.2	$887.9	$488.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	8.2	116.8	(32.1)	193.9
Interest rate swaps	—	(6.6)	(47.2)	(16.3)
Pension	(0.2)	0.2	(0.5)	0.2
Foreign currency exchange forwards	3.0	10.0	(3.6)	16.2
Other comprehensive income (loss), net of tax:	11.0	120.4	(83.4)	194.0
Comprehensive income (loss)	$508.8	$444.6	$804.5	$682.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,810.6	$1,728.4
Short-term investments	300.0	99.5
Accounts receivable, less allowances of $29.1 and $25.6, respectively	3,750.3	3,109.0
Inventories	2,522.7	1,456.5
Other current assets	601.3	426.1
Total current assets	9,984.9	6,819.5
Property, plant and equipment, net	1,184.2	921.8
Other assets:
Goodwill	2,283.3	2,033.7
Other intangible assets, net	1,800.8	1,894.8
Deferred income taxes	170.1	179.6
Right-of-use assets, net	387.2	303.0
Other	90.4	60.0
Total other assets	4,731.8	4,471.1
Total assets	$15,900.9	$12,212.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$20.9
Accounts payable	2,473.1	1,756.4
Deferred revenue	3,633.7	1,814.7
Accrued expenses and other liabilities	1,061.4	771.6
Income taxes	74.8	43.4
Total current liabilities	7,243.0	4,407.0
Long-term debt, net	2,939.8	2,892.1
Deferred income taxes	234.1	232.8
Long-term lease liabilities	316.4	245.2
Other long-term liabilities	410.0	494.0
Total liabilities	11,143.3	8,271.1
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 384,936,985 and 382,553,680 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,954.8	2,895.2
Retained earnings	1,868.0	1,027.9
Accumulated other comprehensive income (loss)	(65.2)	18.2
Total equity	4,757.6	3,941.3
Total liabilities and equity	$15,900.9	$12,212.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash flows from operating activities:
Net income (loss)	$887.9	$488.7
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	66.9	46.4
Amortization	156.6	98.5
Deferred income taxes	(26.1)	23.1
Amortization of debt discount and issuance costs	2.2	4.3
Stock-based compensation	30.8	24.5
Changes in operating working capital	678.8	(95.2)
Change in fair value of contingent consideration	62.0	—
Other	7.5	35.9
Net cash provided by (used for) operating activities	1,866.6	626.2
Cash flows from investing activities:
Capital expenditures	(285.9)	(81.5)
Investments in capitalized software	(2.6)	(3.2)
Purchase of short-term investments	(546.6)	(98.1)
Proceeds from maturities of short-term investments	351.5	—
Investments in affiliates	(19.0)	—
Acquisition of businesses, net of cash acquired	(278.1)	—
Net cash provided by (used for) investing activities	(780.7)	(182.8)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	2,100.0	—
Repayment of long-term debt	(2,076.1)	(10.5)
Dividend payment	(47.8)	(28.4)
Exercise of employee stock options	44.1	13.0
Employee taxes paid from shares withheld	(23.2)	(7.0)
Net cash provided by (used for) financing activities	(3.0)	(32.9)
Effect of exchange rate changes on cash and cash equivalents	2.9	13.3
Increase (decrease) in cash, cash equivalents and restricted cash	1,085.8	423.8
Beginning cash, cash equivalents and restricted cash	1,789.8	1,232.2
Ending cash, cash equivalents and restricted cash	$2,875.6	$1,656.0
Changes in operating working capital
Accounts receivable	$(644.2)	$(380.8)
Inventories	(1,048.0)	(137.5)
Other current assets	(145.3)	(23.9)
Accounts payable	685.3	269.5
Deferred revenue	1,822.7	171.5
Accrued expenses and other liabilities	22.2	(43.3)
Income taxes	(13.9)	49.3
Total changes in operating working capital	$678.8	$(95.2)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	380,703,974	$—	$2,821.4	$(238.3)	$(148.8)	$2,434.3
Net income (loss)	—	—		164.5	—	164.5
Exercise of employee stock options	109,017	—	1.3	—	—	1.3
Stock-based compensation activity, net of shares withheld for tax(1)	169,340	—	4.5	—	—	4.5
Employee 401K match with Vertiv stock	18,813	—	2.4	—	—	2.4
Dividend	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	73.6	73.6
Balance at March 31, 2025	381,001,144	$—	$2,829.6	$(88.0)	$(75.2)	$2,666.4
Net income (loss)	—	—		324.2	—	324.2
Exercise of employee stock options	733,437	—	11.7	—	—	11.7
Stock-based compensation activity, net of shares withheld for tax(2)	7,784	—	13.0	—	—	13.0
Employee 401K match with Vertiv stock	61,463	—	3.9	—	—	3.9
Dividend	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	120.4	120.4
Balance at June 30, 2025	381,803,828	$—	$2,858.2	$222.0	$45.2	$3,125.4

Balance at December 31, 2025	382,553,680	$—	$2,895.2	$1,027.9	$18.2	$3,941.3
Net income (loss)	—	—	—	390.1	—	390.1
Exercise of employee stock options	1,268,993	—	23.5	—	—	23.5
Stock-based compensation activity, net of withholding for tax(3)	114,813	—	5.4	—	—	5.4
Employee 401K match with Vertiv stock	16,625	—	2.9	—	—	2.9
Dividend	—	—	—	(23.9)	—	(23.9)
Other comprehensive income (loss), net of tax	—	—	—	—	(94.4)	(94.4)
Balance at March 31, 2026	383,954,111	$—	$2,927.0	$1,394.1	$(76.2)	$4,244.9
Net income (loss)	—	—	—	497.8	—	497.8
Exercise of employee stock options	874,850	—	20.6	—	—	20.6
Stock-based compensation, net of shares withheld for tax(4)	91,824	—	2.2	—	—	2.2
Employee 401K match with Vertiv stock	16,200	—	5.0	—	—	5.0
Dividend	—	—	—	(23.9)	—	(23.9)
Other comprehensive income (loss), net of tax	—	—	—	—	11.0	11.0
Balance at June 30, 2026	384,936,985	$—	$2,954.8	$1,868.0	$(65.2)	$4,757.6
(1)Net stock compensation activity includes 239,098 vested shares offset by 69,758 shares withheld for taxes valued at $6.7 and stock-based compensation of $11.2.
(2)Net stock compensation activity includes 12,562 vested shares offset by 4,778 shares withheld for taxes valued at $0.3 and stock-based compensation of $13.3.
(3)Net stock compensation activity includes 159,335 vested shares offset by 44,522 shares withheld for taxes valued at $11.6 and stock-based compensation of $17.0.
(4)Net stock compensation activity includes 124,165 vested shares offset by 32,341 shares withheld for taxes valued at $11.6 and stock-based compensation of $13.8.

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
As of June 30, 2026 in conjunction with the PurgeRite Acquisition, there is $206.1 of contingent earnout related to their projected future results recorded in "Accrued expenses and other liabilities" in the Unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2026, the Company recognized a loss of $28.8 and $62.0 within "Other operating expense (income)" of the Unaudited Consolidated Statement of Earnings (Loss).
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
Goodwill was allocated to the America's segment. Identifiable intangible assets have initial useful lives of 5 to 10 years and include customer relationships, developed technology, and trademarks. The estimated weighted-average useful lives was 9.82 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that the asset will generate over the remaining useful life, discounted to present value using an appropriate discount rate. The Company has finalized the valuation to determine the final purchase price allocation, including the final working capital adjustments and amounts allocated to intangible assets.
Other Acquisitions
During the three months ended June 30, 2026, the Company completed three acquisitions with an aggregate total consideration transferred of $331.8, net of cash acquired of $4.7. The gross consideration was $336.5, consisting of $278.1 in cash, $28.5 of contingent consideration and $29.9 other. The acquired businesses are solution providers in liquid cooling technologies, heat-exchange and heat rejection technologies, and custom-engineered structural fabrication. The preliminary valuation of net assets acquired include $67.4 of finite-lived identifiable intangible assets, $9.0 of all other net assets acquired, consisting primarily of accounts receivable and inventory, and $260.1 of goodwill. The Company is required to pay up to $35.0 of additional cash consideration related to one of the acquisitions if specified future events occur or conditions are met, pursuant to the terms and conditions of the acquisition agreement.

Goodwill of $93.1 is expected to be tax-deductible and goodwill of $167.0 is not expected to be tax-deductible. Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of net assets recognized by the acquired businesses, and represents the future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the consummation of the acquisitions.
Goodwill of $133.7 was allocated to the Americas segment and goodwill of $126.4 was allocated to the Europe, Middle East & Africa segment. Identifiable intangible assets have initial useful lives of 1 to 10 years and include customer relationships, developed technology, trademarks, and order backlog. The estimated weighted-average useful lives was 7.46 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that the asset will generate over the remaining useful life, discounted to present value using an appropriate discount rate. The Company is still in the process of finalizing the valuation estimates to determine the final purchase price allocation, including the final working capital adjustments and amounts allocated to intangible assets. The Company expects to complete this process no later than twelve months after the closing of these acquisitions.
(4) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended June 30, 2026
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$1,666.1	$562.4	$377.9	$2,606.4
Services & spares	404.7	157.5	105.7	667.9
Total	$2,070.8	$719.9	$483.6	$3,274.3

Timing of Revenue Recognition:
Products and services transferred at a point in time	$1,697.4	$564.5	$260.6	$2,522.5
Products and services transferred over time	373.4	155.4	223.0	751.8
Total	$2,070.8	$719.9	$483.6	$3,274.3

	Three months ended June 30, 2025
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$1,320.8	$424.0	$374.1	$2,118.9
Services & spares	281.5	136.2	101.5	519.2
Total	$1,602.3	$560.2	$475.6	$2,638.1

Timing of Revenue Recognition:
Products and services transferred at a point in time	$1,356.4	$425.2	$294.3	$2,075.9
Products and services transferred over time	245.9	135.0	181.3	562.2
Total	$1,602.3	$560.2	$475.6	$2,638.1

	Six months ended June 30, 2026
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$3,142.0	$943.5	$612.1	$4,697.6
Services & spares	743.2	290.1	192.9	1,226.2
Total	$3,885.2	$1,233.6	$805.0	$5,923.8

Timing of Revenue Recognition:
Products and services transferred at a point in time	$3,209.3	$946.9	$457.5	$4,613.7
Products and services transferred over time	675.9	286.7	347.5	1,310.1
Total	$3,885.2	$1,233.6	$805.0	$5,923.8

	Six months ended June 30, 2025
	Americas	Asia Pacific	Europe, Middle East, & Africa	Total
Sales by Product and Service Offering:
Products	$2,279.1	$757.8	$693.1	$3,730.0
Services & spares	508.5	249.6	186.0	944.1
Total	$2,787.6	$1,007.4	$879.1	$4,674.1

Timing of Revenue Recognition:
Products and services transferred at a point in time	$2,330.1	$761.3	$534.8	$3,626.2
Products and services transferred over time	457.5	246.1	344.3	1,047.9
Total	$2,787.6	$1,007.4	$879.1	$4,674.1
The opening and closing balances of current and long-term deferred revenue as of June 30, 2026 and December 31, 2025 were as follows:

	Balances at June 30, 2026	Balances at December 31, 2025
Deferred revenue - current	$3,633.7	$1,814.7
Deferred revenue - noncurrent(1)	122.6	107.6
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
The amount of deferred revenue - current recognized for the three and six months ended June 30, 2026 was $604.8 and $1,277.3. Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $61.6, $34.9 and $26.1 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.
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
Restructuring costs by business segment were as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Americas	$—	$0.6	$0.1	$0.7
Asia Pacific	—	0.9	—	0.9
Europe, Middle East & Africa(1)	—	0.3	(5.0)	0.9
Corporate(2)	(3.9)	0.1	(3.9)	0.5
Total	$(3.9)	$1.9	$(8.8)	$3.0
(1)    During the six months ended June 30, 2026, restructuring reserves were adjusted due to a change in restructuring plans previously recorded in Europe, Middle East & Africa.
(2)    During the three and six months ended June 30, 2026, restructuring reserves were adjusted related to the global restructuring program. This program was initiated at the global level to streamline operations, optimize our cost structure and improve operational efficiencies, and as such, these costs are captured within the Corporate category above.
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
The change in the current liability for the restructuring costs during the six months ended June 30, 2026 were as follows:

	December 31, 2025	Paid/Utilized	Expense	June 30, 2026
Severance and benefits	$44.1	$(13.6)	$(8.9)	$21.6
Plant closing and other	0.1	(0.2)	0.1	—
Total	$44.2	$(13.8)	$(8.8)	$21.6

The change in the current liability for the restructuring costs during the six months ended June 30, 2025 were as follows:

	December 31, 2024	Paid/Utilized	Expense	June 30, 2025
Severance and benefits	$10.3	$(6.4)	$2.0	$5.9
Plant closing and other	0.1	(1.0)	1.0	0.1
Total	$10.4	$(7.4)	$3.0	$6.0
(6) DEBT
Long-term debt, net, consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Term Loan due 2032 at 5.61% at December 31, 2025	$—	$2,076.1
Senior Secured Notes due 2028 at 4.125% at both June 30, 2026 and December 31, 2025	850.0	850.0
Senior Notes due 2036 at 4.850% at June 30, 2026	600.0	—
Senior Notes due 2046 at 5.650% at June 30, 2026	500.0	—
Senior Notes due 2056 at 5.800% at June 30, 2026	500.0	—
Senior Notes due 2066 at 5.950% at June 30, 2026	500.0	—
0.55% to 5.12% notes (maturities ranging from 2027 to 2036)	17.2	—
Unamortized discount and issuance costs	(27.4)	(13.1)
	2,939.8	2,913.0
Less: current portion	—	(20.9)
Total long-term debt, net of current portion	$2,939.8	$2,892.1
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
A financial covenant in the Senior Unsecured Revolving Credit Facility requires the Borrower to maintain, as of the last day of each fiscal quarter, a ratio of consolidated net debt to consolidated earnings before interest, tax, depreciation and amortization of not more than 4.00 to 1.00, provided that, subject to certain conditions, the Borrower may elect to increase such ratio to 4.50 to 1.00 following a qualified acquisition, for a period of four fiscal quarters beginning with the quarter during which such qualified acquisition is consummated. In addition, the Senior Unsecured Revolving Credit Facility contains covenants that, among other things and subject to certain exceptions, restrict our ability and in certain cases the ability of our subsidiaries to incur liens, consolidate or merge, incur additional indebtedness (only applicable to non-guarantor subsidiaries), and pay dividends and distribution in respect of the Borrower’s equity interests when a default or event of default has occurred and is continuing. As of June 30, 2026, the Borrower was in compliance with the financial covenant required by the Senior Unsecured Revolving Credit Facility.
The Borrower is permitted to increase the commitments under the Senior Unsecured Revolving Credit Facility in an aggregate principal amount of up to $1,000.0, subject to certain conditions (including finding lenders willing to provide the additional commitments). The Senior Unsecured Revolving Credit Facility refinanced and replaced our existing $800.0 Asset Based Revolving Credit Facility, due 2029 (the “ABL Revolving Credit Facility”). At June 30, 2026, Vertiv had $2,483.6 of availability (subject to customary conditions) under the Senior Unsecured Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $16.4.
Former Financing Arrangements
On March 3, 2026, the Company repaid in full all outstanding indebtedness under its Term Loan Credit Agreement and refinanced and replaced the ABL Revolving Credit Facility. Upon such repayment, all commitments under the Term Loan Credit Agreement and ABL Revolving Credit Facility were terminated and all guarantees and liens securing obligations under the Term Loan Credit Agreement and the ABL Revolving Credit Facility were released. The Company recognized a loss on the extinguishment of debt of $6.2 related to the repayment of the Term Loan Credit Agreement for the six months ended June 30, 2026.
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

(7) INCOME TAXES
The Company’s effective tax rate was 19.7%, 16.1%, 23.0%, and 28.8% for the three and six months ended June 30, 2026 and 2025, respectively. The effective tax rate in the three months ended June 30, 2026 was primarily influenced by the discrete tax benefits related to stock compensation. The effective tax rate in the six months ended June 30, 2026 was primarily influenced by the discrete tax benefits related to stock compensation and the interest rate swap settlement. Refer to "Note 9 - Financial Instruments and Risk Management" for additional information about the interest rate swap settlement. The effective rate for the comparative three months ended June 30, 2025 was primarily influenced by the discrete tax benefits related to changes in deferred tax liabilities and stock compensation. The effective rate for the comparative six months ended June 30, 2025 was primarily influenced by the negative impact of a valuation allowance established to account for legislative changes effective in the first quarter of 2025 partially offset by discrete tax benefits related to changes in deferred tax liabilities and stock compensation.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of June 30, 2026, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(8) OTHER FINANCIAL INFORMATION

	June 30, 2026	December 31, 2025
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$2,810.6	$1,728.4
Restricted cash included in other current assets	65.0	61.4
Total cash, cash equivalents, and restricted cash	$2,875.6	$1,789.8

	June 30, 2026	December 31, 2025
Inventories
Finished products	$941.0	$555.4
Raw materials	1,259.2	680.6
Work in process	322.5	220.5
Total inventories	$2,522.7	$1,456.5

	June 30, 2026	December 31, 2025
Property, plant and equipment, net(1)
Machinery and equipment	$1,056.2	$874.1
Buildings	428.2	408.7
Land	44.3	42.1
Construction in progress	239.3	123.3
Property, plant and equipment, at cost	1,768.0	1,448.2
Less: Accumulated depreciation	(583.8)	(526.4)
Property, plant and equipment, net	$1,184.2	$921.8
(1)    Property, plant and equipment, net in the United States was $492.9 and $340.7 as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026	December 31, 2025
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$182.8	$173.2
Contingent consideration liability (see Note 3)	222.5	—
Restructuring (see Note 5)	21.6	44.2
Operating lease liabilities	82.0	69.7
Product warranty	52.7	43.2
Other	499.8	441.3
Total	$1,061.4	$771.6

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
Recurring fair value measurements
A summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		As of June 30, 2026
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$2,810.6	$2,810.6	$—	$—
Foreign currency exchange forwards	Other current assets	8.0	—	8.0	—
Economic hedges	Other current assets	18.5	—	18.5	—
Total assets		$2,837.1	$2,810.6	$26.5	$—

Liabilities:
Contingent consideration	Accrued expenses and other liabilities	$222.5	$—	$—	$222.5
Contingent consideration	Other long-term liabilities	12.1	—	—	12.1
Total liabilities		$234.6	$—	$—	$234.6

		As of December 31, 2025
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,728.4	$1,728.4	$—	$—
Interest rate swaps	Other current assets	23.4	—	23.4	—
Foreign currency exchange forwards	Other current assets	9.7	—	9.7	—
Economic hedges	Other current assets	26.1	—	26.1	—
Interest rate swaps	Other noncurrent assets	4.8	—	4.8	—
Total assets		$1,792.4	$1,728.4	$64.0	$—

Liabilities:
Contingent consideration	Other long-term liabilities	$144.1	$—	$—	$144.1
Total liabilities		$144.1	$—	$—	$144.1

Contingent consideration — In conjunction with the PurgeRite Acquisition, the Company records contingent consideration at fair value based on the estimated discounted contingent payments expected to be made, and may increase or decrease based on the financial performance of PurgeRite for the year ended December 31, 2026. The Company estimates the fair value of contingent consideration utilizing Monte Carlo simulations in a risk-neutral framework. Key assumptions include certain projected post-closing performance metrics, discount rate and volatility associated with the relevant metric. Contingent consideration is classified as Level 3 due to the reliance on unobservable inputs. For the three and six months ended June 30, 2026, the Company recognized a loss of $28.8 and $62.0 within "Other operating expense (income)" of the Unaudited Consolidated Statement of Earnings (Loss).
In conjunction with the other acquisitions, the Company records contingent consideration at fair value based on management's estimates of certain future events occurring and conditions being met pursuant to the terms and conditions of the acquisition agreement, and may increase or decrease based on management's assumptions. Contingent consideration is classified as Level 3 due to the reliance on unobservable inputs. Refer to "Note 3 - Acquisitions" for additional information on these acquisitions.
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
The Company has utilized interest rate swaps to manage the interest rate risk of the Company’s total debt portfolio and related overall cost of borrowing. At December 31, 2025, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps would have matured in March of 2027, but on March 3, 2026, in connection with the repayment of the Term Loan Credit Agreement, the hedged forecasted transactions became probable of not occurring, and therefore the Company settled all outstanding interest rate swaps. Refer to "Note 10 - Accumulated Other Comprehensive Income (Loss)" for additional information on the settlement. During the three and six months ended June 30, 2026 and 2025 the Company recognized income of $0, $29.6, $8.2, and $16.5 respectively, within “Interest expense (income), net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss).
The interest rate swaps were valued using the SOFR yield curves at the reporting date and were classified in Level 2. Counterparties to these contracts were highly rated financial institutions. The fair values of the Company’s interest rate swaps were adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA was calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages.
Foreign currency exchange forwards — The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. The duration of the derivatives are generally less than one year. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market; as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure is recognized. At June 30, 2026 and December 31, 2025, we had derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $386.3 and $149.8, respectively. For the three and six months ended June 30, 2026 there was $6.1, and $9.5 in realized gains associated with the foreign currency exchange swaps within "Cost of sales - products" on the Unaudited Condensed Consolidated Statements of Earnings (Loss). For the three and six months ended June 30, 2025, there were $1.2 and $5.9 in realized losses associated with the foreign currency exchange swaps.
Economic hedges — At June 30, 2026 and December 31, 2025 the Company had derivative instruments which hedge our purchases of aluminum with notional amounts of 15,240.0 and 10,310.0 metric tons, respectively, and copper with notional amounts of 18,374.3 and 8,754.8 metric tons, respectively. At June 30, 2026, the Company had derivative instruments which hedge our purchases of steel with a notional amount of 14,995.8 metric tons. The Company values these instruments using broker quotations, market transactions or option pricing model based on observable market inputs, as such, these derivative instruments are classified in Level 2. These derivative instruments are treated as economic hedges and for the three and six months ended June 30, 2026 and 2025 the Company recognized mark-to-market losses of $1.9, $2.8, $8.2 and $7.8, respectively, within "Other operating expense (income)" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).

Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $(0.5), $(1.7), $(0.8), and $(0.9) respectively, for the three and six months ended June 30, 2026 and 2025, respectively, and is included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). As of June 30, 2026, the Company's intercompany debt designated to hedge investments in certain foreign subsidiaries and affiliates loans outstanding have been repaid.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Fair Value	Par Value(1)	Fair Value	Par Value(1)
Term Loan due 2032	$—	$—	$2,089.1	$2,076.1
Senior Secured Notes due 2028	841.3	850.0	840.9	850.0
Senior Notes due 2036 at 4.850% at June 30, 2026	582.0	600.0	—	—
Senior Notes due 2046 at 5.650% at June 30, 2026	487.9	500.0	—	—
Senior Notes due 2056 at 5.800% at June 30, 2026	490.6	500.0	—	—
Senior Notes due 2066 at 5.950% at June 30, 2026	493.2	500.0	—	—
(1)See “Note 6 — Debt” for additional information.
Marketable securities — The Company classifies marketable securities with maturities in excess of three months and less than one year at acquisition as held-to-maturity. These investments primarily consist of U.S. Treasury bills and bank deposits. The Company does not purchase and hold securities principally for the purpose of selling them in the near future, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At June 30, 2026 and December 31, 2025, the Company recorded "Short-term investments" on the Condensed Consolidated Balance Sheets at amortized cost of $300.0 and $99.5, respectively. At June 30, 2026 and December 31, 2025, the short-term investments had a fair value of $300.0 and $99.6. The Company values these investments by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset, which are classified within Level 2.
(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Foreign currency translation, beginning	$(69.4)	$(126.8)	$(29.1)	$(203.9)
Other comprehensive income (loss)(1)	8.2	116.8	(32.1)	193.9
Foreign currency translation, ending	(61.2)	(10.0)	(61.2)	(10.0)
Interest rate swaps, beginning	—	64.9	47.2	74.6
Realized gain (loss) recognized during the period(2)	—	—	(48.5)	—
Unrealized gain (loss) deferred during the period(3)(4)	—	(6.6)	1.3	(16.3)
Interest rate swaps, ending	—	58.3	—	58.3
Pension, beginning	(10.7)	(6.9)	(10.4)	(6.9)
Actuarial gain (losses) recognized during the period, net of income taxes	(0.2)	0.2	(0.5)	0.2
Pension, ending	(10.9)	(6.7)	(10.9)	(6.7)
Foreign currency exchange forwards, beginning	3.9	(6.4)	10.5	(12.6)
Unrealized gains deferred during the period(5)	3.0	10.0	(3.6)	16.2
Foreign currency exchange forwards, ending	6.9	3.6	6.9	3.6
Accumulated other comprehensive income (loss)	$(65.2)	$45.2	$(65.2)	$45.2
(1)For the three and six months ended June 30, 2026 and 2025 foreign currency translation included tax effects of $0.0, $0.0, $0.0, and $0.3, respectively.
(2)For the six months ended June 30, 2026 the amount recognized in "Interest expense (income), net" of $22.9 and the tax effects of $25.6 recognized in "Income tax expense, benefit" was associated with the interest rate swaps being settled.
(3)During the three and six months ended June 30, 2025, $8.2, and $16.5 respectively, were reclassified into earnings.
(4)During the three and six months ended June 30, 2025, interest rate swaps included tax effects of $2.0, and $4.9 respectively.

(5)For the three and six months ended June 30, 2026 and 2025, foreign currency exchange forwards included tax effects of $0.9, $2.1, $3.1, and $4.9 respectively.
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
Reportable Business Segments

	Three months ended June 30, 2026
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$2,078.4	$935.4	$710.5	$3,724.3
Intersegment sales	7.6	215.5	226.9	450.0
Net Sales	2,070.8	719.9	483.6	3,274.3
Significant segment expenses
Cost of sales(1)	1,208.1	539.0	277.3	2,024.4
Marketing, sales and service costs	126.7	33.7	30.8	191.2
Engineering, research and development costs	86.4	29.1	24.4	139.9
Information technology costs	30.7	17.0	10.1	57.8
Other segment items(2)	47.5	5.5	16.8	69.8
Operating profit (loss)	571.4	95.6	124.2	791.2
Foreign currency gain (loss)				(3.9)
Corporate				(75.7)
Total corporate and other				(79.6)
Amortization of intangibles				(73.7)
Operating profit (loss)				637.9
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Three months ended June 30, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$1,609.9	$615.5	$615.2	$2,840.6
Intersegment sales	7.6	55.3	139.6	202.5
Net Sales	1,602.3	560.2	475.6	2,638.1
Significant segment expenses
Cost of sales(1)	1,021.1	413.7	294.9	1,729.7
Marketing, sales and service costs	88.8	34.7	22.6	146.1
Engineering, research and development costs	55.3	29.0	26.8	111.1
Information technology costs	20.6	12.3	7.6	40.5
Restructuring costs	0.6	0.9	0.3	1.8
Other segment items(2)	31.3	10.4	19.2	60.9
Operating profit (loss)	384.6	59.2	104.2	548.0
Foreign currency gain (loss)				(2.3)
Corporate				(56.4)
Total corporate and other				(58.7)
Amortization of intangibles				(46.9)
Operating profit (loss)				$442.4
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Six months ended June 30, 2026
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$3,900.8	$1,566.1	$1,205.4	$6,672.3
Intersegment sales	15.6	332.5	400.4	748.5
Net Sales	3,885.2	1,233.6	805.0	5,923.8
Significant segment expenses
Cost of sales(1)	2,286.5	901.5	473.6	3,661.6
Marketing, sales and service costs	221.4	66.0	58.3	345.7
Engineering, research and development costs	162.0	56.3	47.4	265.7
Information technology costs	57.5	31.6	18.7	107.8
Restructuring costs	0.1	—	(5.0)	(4.9)
Other segment items(2)	96.1	15.2	34.3	145.6
Operating profit (loss)	1,061.6	163.0	177.7	1,402.3
Foreign currency gain (loss)				(2.3)
Corporate				(170.7)
Total corporate and other				(173.0)
Amortization of intangibles				(151.3)
Operating profit (loss)				1,078.0
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Six months ended June 30, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$2,807.1	$1,101.6	$1,143.5	$5,052.2
Intersegment sales	19.5	94.2	264.4	378.1
Net Sales	2,787.6	1,007.4	879.1	4,674.1
Significant segment expenses
Cost of sales(1)	1,783.2	738.5	546.9	3,068.6
Marketing, sales and service costs	154.0	63.5	46.8	264.3
Engineering, research and development costs	105.6	54.0	50.1	209.7
Information technology costs	42.5	28.8	17.8	89.1
Restructuring costs	0.7	0.9	0.9	2.5
Other segment items(2)	57.3	16.8	33.7	107.8
Operating profit (loss)	644.3	104.9	182.9	932.1
Foreign currency gain (loss)				(4.9)
Corporate				(101.2)
Total corporate and other				(106.1)
Amortization of intangibles				(92.9)
Operating profit (loss)				$733.1
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

Total Assets	June 30, 2026	December 31, 2025
Americas	$7,617.0	$5,864.3
Asia Pacific	2,266.8	1,810.7
Europe, Middle East & Africa	3,054.2	2,918.0
	12,938.0	10,593.0
Corporate and other	2,962.9	1,619.4
Total	$15,900.9	$12,212.4

Depreciation and Amortization	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Americas	$72.4	$32.9	$138.2	$65.7
Asia Pacific	10.5	9.1	20.5	18.2
Europe, Middle East & Africa	22.8	22.1	45.1	43.1
Corporate and other	10.1	9.2	19.7	17.9
Total	$115.8	$73.3	$223.5	$144.9

Capital Expenditures	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Americas	$123.4	$21.9	$190.2	$38.1
Asia Pacific	19.5	11.5	40.2	20.9
Europe, Middle East & Africa	19.2	9.8	36.8	16.1
Corporate and other	11.2	1.8	18.7	6.4
Total	$173.3	$45.0	$285.9	$81.5
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

The details of the earnings per share calculations for the three and six months ended June 30, 2026 and 2025 are as follows:

(In millions, except share and per share amounts)	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net income (loss)	$497.8	$324.2	$887.9	$488.7

Weighted-average number of shares outstanding - basic	384,555,346	381,482,996	383,742,935	381,166,015
Dilutive effect of equity-based compensation	8,191,645	8,363,831	8,768,352	8,811,501
Weighted-average number of shares outstanding - diluted	392,746,991	389,846,827	392,511,287	389,977,516

Earnings (loss) per share
Basic	$1.29	$0.85	$2.31	$1.28
Diluted	$1.27	$0.83	$2.26	$1.25
The dilutive effect of equity-based compensation awards was 8.2 million and 8.8 million shares, respectively, during the three and six months ended June 30, 2026. Additional equity-based compensation awards of 0.6 million and 0.5 million shares were also outstanding during the three and six months ended June 30, 2026, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.
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
Bank Guarantees and Bonds
In the ordinary course of business, we are required to commit to bank guarantees and bonds that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in progress. As of June 30, 2026 the outstanding value of bank guarantees and bonds totaled $304.8.
As of June 30, 2026 other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
International Emergency Economic Power Act ("IEEPA")
In February 2026, the Supreme Court issued a decision invalidating tariffs imposed under IEEPA. The U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to refund such tariffs. In April 2026, CBP established a phased administrative process for submitting refund claims for certain IEEPA tariffs. Phase 1 of the Consolidated Administration and Processing of Entries (“CAPE”) portal and refund process was launched in April 2026, and Phase 2 was launched in June 2026. The Company has initiated the process of submitting refund claims, however, the amount, timing and likelihood of any refund recovery remain uncertain. The amount of any refunds, if received, may not equal the full amount of IEEPA related tariffs paid, and any refunds remain subject to further legal, regulatory or administrative developments. In accordance with ASC 450-30, Gain Contingencies, gains will only be recognized once the gain becomes realized or realizable.

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
These forward-looking statements involve a number of risks, uncertainties or other assumptions, some of which are beyond Vertiv's control, and may change over time, and may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in its Form 10-K for the year ended December 31, 2025 filed on February 13, 2026 (the "2025 Form 10-K"). These risk factors and those included elsewhere in this Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of our customers’ markets; long sales cycles for certain Vertiv products and solutions as well as unpredictable placing or cancelling of customer orders; failure to realize sales expected from our backlog of orders and contracts, disruption of or consolidation in our customer’s markets or categorical shifts in customer technology spending; less leverage with large customer contract terms; failure to mitigate risks associated with long-term fixed price contracts; competition in the industry in which we operate; failure to obtain performance and other guarantees from financial institutions; risks associated with governmental contracts; failure to properly manage production cost changes and supply chain; failure to anticipate market change and competition in the infrastructure technologies; risks associated with information technology disruption or cyber-security incidents; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; increase of variability in our effective tax rate costs or liabilities associated with product liability due to global operations subjecting us to income and other taxes in the United States ("U.S.") and numerous foreign entities; costs or liabilities associated with product liability and damage to our reputation and brands; the global scope of Vertiv’s operations, especially in emerging markets; failure to benefit from future significant corporate transactions; risks associated with Vertiv’s sales and operations and expanding global production facilities; risks associated with future legislation and regulation of Vertiv’s customers’ markets; our ability to comply with various laws and regulations including but not limited to, laws and regulations relating to data protection and data privacy; failure to properly address legal compliance issues, particularly those related to imports/exports, anti-corruption laws, and foreign operations; risks associated with foreign trade policy, including tariffs and global trade conflict; risks associated with litigation or claims against the Company, including the risk of adverse outcomes to any legal claims and proceedings; our ability to protect or enforce our proprietary rights on which our business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters; failure to achieve environmental, social and governance goals; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; failure to remediate material weaknesses in our internal controls over financial reporting; our level of indebtedness and our ability to comply with the covenants and restrictions contained in our credit agreements; our ability to access funding through capital markets; resales of Vertiv securities may cause volatility in the market price of our securities; our organizational documents contain provisions that may discourage unsolicited takeover proposals; our certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of our subsidiaries to pay dividends; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; our ability to attract, train and retain key members of our leadership team and other qualified personnel; the adequacy of our insurance coverage; fluctuations in interest rates materially affecting our financial results and increasing the risk our counterparties default in our interest rate hedges; our incurrence of significant costs and devotion of substantial management time as a result of operating as a public company; expected expenses related to integration of our acquisitions; the possible diversion of management time on issues related to integration of our acquired businesses; the ability of Vertiv to maintain relationships with customers and suppliers of our acquired businesses; and the ability of Vertiv to retain management and key employees of our acquired businesses; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.
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
Outlook and Trends
Below is a summary of trends and events that are currently affecting, or may in the future affect, our business, operations and short-term outlook:
•Trade, Macroeconomic and Geopolitical Environment: The global trade and macroeconomic environment remains dynamic, including the impact of U.S. tariffs and foreign retaliatory measures, the impact of the US-Israel and Iran war, as well as broader geopolitical and foreign policy developments. These factors have affected, and are likely to continue to impact, supply chains, input costs, fuel and transportation costs, customer demand, capital markets and foreign exchange rates.
We continue to actively manage these risks through supply chain diversification, regional sourcing strategies, pricing actions, financial hedging, and ongoing evaluation of alternative manufacturing, financial and procurement approaches.
Additionally, in February 2026, the Supreme Court issued a decision invalidating tariffs imposed under IEEPA. U.S. Customs and Border Patrol has established a phased administrative process for submitting refund claims for certain IEEPA tariffs. We have initiated a process of submitting refund claims, however, the amount, timing and likelihood of any refund recovery remain uncertain.
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

•Technology and Portfolio Expansion: Customer requirements are evolving toward higher-density, more complex infrastructure environments, including, but not limited to, hybrid air and liquid cooling architectures, converged physical infrastructure systems, and high voltage direct current power architectures. As the pace of innovation continues to accelerate, we continue to invest in engineering, research and development, further enabling our technology capabilities across the portfolio to support performance, efficiency and scalability requirements. Through close collaboration with leading industry participants, we are aligning our technology roadmap with evolving customer requirements to deliver scalable, efficient and future-ready solutions.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2026 and Three Months Ended June 30, 2025

(Dollars in millions)	Three months ended June 30, 2026	Three months ended June 30, 2025	$ Change	% Change
Net sales	$3,274.3	$2,638.1	$636.2	24.1%
Cost of sales	2,039.4	1,741.5	297.9	17.1
Gross profit	1,234.9	896.6	338.3	37.7
Selling, general and administrative expenses	494.4	395.6	98.8	25.0
Amortization of intangibles	73.7	46.9	26.8	57.1
Restructuring costs	(3.9)	1.9	(5.8)	(305.3)
Foreign currency (gain) loss, net	3.9	2.3	1.6	69.6
Other operating expense (income)	28.9	7.5	21.4	285.3
Operating profit (loss)	637.9	442.4	195.5	44.2
Interest expense (income), net	17.4	21.3	(3.9)	(18.3)
Other non-operating expense (income)	0.5	—	0.5	—
Income tax expense	122.2	96.9	25.3	26.1
Net income (loss)	$497.8	$324.2	$173.6	53.5%
Net Sales
Net sales were $3,274.3 in the second quarter of 2026, an increase of $636.2, or 24.1%, compared with $2,638.1 in the second quarter of 2025. The increase in sales was primarily driven by higher sales volumes, acquisition related sales of $129.7, positive impacts from foreign currency of $35.9, which were slightly offset by temporary supply chain congestion and multi-phased project execution. Product sales increased $487.5, which included positive impacts from foreign currency of $28.7. Services & Spares sales increased $148.7, which included positive impacts from foreign currency of $7.2.
Excluding intercompany sales, net sales were $2,070.8 in the Americas, $719.9 in Asia Pacific, and $483.6 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segment section below.
Cost of Sales
Cost of sales were $2,039.4 in the second quarter of 2026, an increase of $297.9, or 17.1% compared to the second quarter of 2025. The increase in cost of sales was primarily driven by the impact of higher sales volumes and acquisition related cost of sales. Gross profit was $1,234.9 in the second quarter of 2026, or 37.7% of sales, compared to $896.6, or 34.0% of sales in the second quarter of 2025. Margin expansion in the second quarter of 2026 was primarily driven by the mix of product and service sales.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $494.4 in the second quarter of 2026, an increase of $98.8 compared to the second quarter of 2025. The increase in SG&A was primarily driven by acquisition related SG&A costs and increased compensation costs. SG&A as a percentage of sales were 15.1% in the second quarter of 2026 compared with 15.0% in the second quarter of 2025.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $102.6 for the second quarter of 2026, which was a $44.0 increase from the second quarter of 2025. The increase was primarily due to a $26.8 increase in amortization of intangibles and a $21.4 increase in other operating expense (income), primarily due to the contingent consideration related to our recent acquisitions. Refer to "Note 3 - Acquisitions" for additional information on these acquisitions.
Interest Expense Net
Interest expense (income), net, was $17.4 in the second quarter of 2026 compared to $21.3 in the second quarter of 2025. The $3.9 decrease was primarily driven by a $9.2 increase in interest income offset by the gain related to interest rate swaps in the prior period. To the extent interest rates continue to fluctuate our interest expense will continue to change, although we expect these changes to be mitigated by our interest rate swaps and interest income.
Income Tax Expense
Income tax expense was $122.2 in the second quarter of 2026 compared to $96.9 in the second quarter of 2025. The $25.3 increase is primarily due to increased business performance partially offset by discrete tax benefits for stock compensation. The effective rate in the second quarter of 2026 was primarily influenced by favorable impact discrete tax benefits for stock compensation. The effective rate in the second quarter of 2025 was primarily influenced by the discrete tax benefits related to stock compensation.
Business Segments
The following is detail of business segment results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended June 30, 2026	Three months ended June 30, 2025	$ Change	% Change
Net sales	$2,070.8	$1,602.3	$468.5	29.2%
Operating profit (loss)	571.4	384.6	186.8	48.6
Margin	27.6%	24.0%
Americas net sales were $2,070.8 in the second quarter of 2026, an increase of $468.5, or 29.2%, from the second quarter of 2025. The increase in sales was primarily driven by higher sales volume due to products increasing by $345.3 and sales of service & spares increasing by $123.2, which were slightly offset by temporary supply chain congestion and multi-phased project execution. Americas net sales were positively impacted by foreign currency of approximately $6.4.
Operating profit (loss) in the second quarter of 2026 was $571.4, an increase of $186.8, or 48.6%, compared with the second quarter of 2025. Margin increased primarily due to the mix of product and service sales in addition to operational leverage.

Asia Pacific

(Dollars in millions)	Three months ended June 30, 2026	Three months ended June 30, 2025	$ Change	% Change
Net sales	$719.9	$560.2	$159.7	28.5%
Operating profit (loss)	95.6	59.2	36.4	61.5
Margin	13.3%	10.6%
Asia Pacific net sales were $719.9 in the second quarter of 2026, an increase of $159.7, or 28.5%, from the second quarter of 2025. The increase in sales was primarily driven by products increasing by $138.4, sales of service & spares increasing by $21.3, and the positive impact of foreign currency of approximately $15.8.
Operating profit (loss) in the second quarter of 2026 was $95.6, an increase of $36.4, or 61.5%, compared with the second quarter of 2025, primarily driven by operational leverage and continued cost improvement actions.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended June 30, 2026	Three months ended June 30, 2025	$ Change	% Change
Net sales	$483.6	$475.6	$8.0	1.7%
Operating profit (loss)	124.2	104.2	20.0	19.2
Margin	25.7%	21.9%
Europe, Middle East & Africa net sales were $483.6 in the second quarter of 2026, an increase of $8.0, or 1.7%, from the second quarter of 2025. The increase in sales was primarily driven by the positive impact of foreign currency of approximately $13.7 compared to the second quarter of 2025. Net sales of products increased by $3.8 and service & spares increased by $4.2.
Operating profit (loss) in the second quarter of 2026 was $124.2, an increase of $20.0, or 19.2%, compared with the second quarter of 2025. Margin improved primarily due to project execution improvements.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, Human Resources, and global product platform development and offering management. Total corporate and other costs were $79.6 and $58.7 in the second quarter of 2026 and 2025, respectively. Total corporate and other costs increased $20.9 compared to the second quarter of 2025 primarily due to the $28.8 loss on the change in fair value of contingent consideration associated with the PurgeRite acquisition and offset by a $4.0 decrease in restructuring costs.

Comparison of the Six Months Ended June 30, 2026 and Six Months Ended June 30, 2025

(Dollars in millions)	Six months ended June 30, 2026	Six months ended June 30, 2025	$ Change	% Change
Net sales	$5,923.8	$4,674.1	$1,249.7	26.7%
Cost of sales	3,689.2	3,091.0	598.2	19.4
Gross profit	2,234.6	1,583.1	651.5	41.2
Selling, general and administrative expenses	951.1	741.9	209.2	28.2
Amortization of intangibles	151.3	92.9	58.4	62.9
Restructuring costs	(8.8)	3.0	(11.8)	(393.3)
Foreign currency (gain) loss, net	2.3	4.9	(2.6)	(53.1)
Other operating expense (income)	60.7	7.3	53.4	731.5
Operating profit (loss)	1,078.0	733.1	344.9	47.0
Interest expense (income), net	13.0	46.6	(33.6)	(72.1)
Loss on extinguishment of debt	6.2	—	6.2	—
Other non-operating expense (income)	0.5	—	0.5	—
Income tax expense	170.4	197.8	(27.4)	(13.9)
Net income (loss)	$887.9	$488.7	$399.2	81.7%
Net Sales
Net sales were $5,923.8 in the first six months of 2026, an increase of $1,249.7, or 26.7%, compared with $4,674.1 in the first six months of 2025. The increase in sales was primarily driven by higher sales volumes, acquisition related sales of $226.3, and positive impacts from foreign currency of $92.6. Product sales increased $967.6, which included the positive impacts from foreign currency of $72.3. Services & spares sales increased $282.1, which included positive impacts from foreign currency of $20.3.
Excluding intercompany sales, net sales were $3,885.2 in the Americas, $1,233.6 in Asia Pacific and $805.0 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $3,689.2 in the first six months of 2026, an increase of $598.2, or 19.4%, compared to the first six months of 2025. The increase in cost of sales was primarily driven by the impact of higher sales volumes and acquisition related cost of sales. Gross profit was $2,234.6 in the first six months of 2026, or 37.7% of sales, compared to $1,583.1, or 33.9% of sales, in the first six months of 2025. Margin increased in the first six months of 2026 due primarily to the mix of product and service sales in addition to operational leverage and improved project execution.
Selling, General and Administrative Expenses
SG&A expenses were $951.1 in the first six months of 2026, an increase of $209.2, or 28.2% compared to the first six months of 2025. The increase was primarily driven by increased compensation costs and acquisition related SG&A costs. SG&A as a percentage of sales were 16.1% in the first six months of 2026 compared with 15.9% in the first six months of 2025.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $205.5 for the first six months of 2026, which was a $97.4 increase from the first six months of 2025. The increase was primarily due to a $58.4 increase in amortization of intangibles and a $53.4 increase in other operating expense (income), primarily due to the contingent consideration related to our recent acquisitions. Refer to "Note 3 - Acquisitions" for additional information on these acquisitions. Other operating expenses were slightly offset by a $11.8 decrease in restructuring costs.

Interest Expense
Interest expense (income), net, was $13.0 in the first six months of 2026 compared to $46.6 in the first six months of 2025. The $33.6 decrease in expense is primarily driven by a $13.0 increase of interest income related to the interest rate swap settlement, refer to "Note 10 - Accumulated Other Comprehensive Income (Loss)" for additional information on the settlement, and $13.7 of incremental interest income compared the first six months of 2025. To the extent interest rates continue to fluctuate our interest expense will continue to change, although we expect these changes to be mitigated by our interest rate swaps and interest income.
Income Taxes
Income tax expense was $170.4 in the first six months of 2026 compared to $197.8 in the first six months of 2025. The $27.4 decrease from the first six months of 2025 and the effective rate in the first six months of 2026 were primarily due to increased business performance, offset by discrete tax benefits for stock compensation and the interest rate swap settlement. Refer to "Note 9 - Financial Instruments and Risk Management" for additional information about the interest rate swap settlement. The effective rate in the first six months of 2025 was primarily influenced by the negative impact a valuation allowance established to account for legislative changes effective in the first quarter of 2025, partially offset by the favorable impact of other discrete items such as stock compensation and changes in deferred tax liabilities.
Business Segments
The following is detail of business segment results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Six months ended June 30, 2026	Six months ended June 30, 2025	$ Change	% Change
Net sales	$3,885.2	$2,787.6	$1,097.6	39.4%
Operating profit (loss)	1,061.6	644.3	417.3	64.8
Margin	27.3%	23.1%
Americas net sales were $3,885.2 in the first six months of 2026, an increase of $1,097.6, or 39.4%, from the first six months of 2025. The increase in sales was primarily driven by higher sales volumes due to products increasing by $862.9 and sales of service & spares increasing by $234.7. Americas net sales were positively impacted by foreign currency of approximately $13.8.
Operating profit (loss) in the first six months of 2026 was $1,061.6, an increase of $417.3, or 64.8%, compared with the first six months of 2025. Margin increased primarily due to the mix of product and service sales in addition to operational leverage.
Asia Pacific

(Dollars in millions)	Six months ended June 30, 2026	Six months ended June 30, 2025	$ Change	% Change
Net sales	$1,233.6	$1,007.4	$226.2	22.5%
Operating profit (loss)	163.0	104.9	58.1	55.4
Margin	13.2%	10.4%
Asia Pacific net sales were $1,233.6 in the first six months of 2026, an increase of $226.2, or 22.5%, from the first six months of 2025. The increase in sales were primarily driven by products increasing by $185.7, service & spares increasing by $40.5, and the positive impact of foreign currency of approximately $28.9.
Operating profit (loss) in the first six months of 2026 was $163.0, an increase of $58.1, or 55.4%, compared with the first six months of 2025. Margin increased primarily driven by operational leverage and continued cost improvement actions.

Europe, Middle East & Africa

(Dollars in millions)	Six months ended June 30, 2026	Six months ended June 30, 2025	$ Change	% Change
Net sales	$805.0	$879.1	$(74.1)	(8.4)%
Operating profit (loss)	177.7	182.9	(5.2)	(2.8)
Margin	22.1%	20.8%
Europe, Middle East & Africa net sales of $805.0 in the first six months of 2026 decreased by $74.1, or 8.4%, from the first six months of 2025 due to softer market demands from prior periods, specifically in the first quarter of 2026. Sales were positively impacted by foreign currency by approximately $49.9. Net sales of products decreased by $81.0 and services & spares increased by $6.9 compared to the first six months of 2025.
Operating profit (loss) in the first six months of 2026 was $177.7, a decrease of $5.2, or 2.8%, compared with the first six months of 2025. Margin increased primarily due to improved project execution.
Vertiv Corporate and Other
Corporate and other costs were $173.0 and $106.1 in the first six months of 2026 and 2025, respectively. Total corporate and other costs increased by $66.9 compared to the first six months of 2025 primarily due to the $62.0 loss on the change in fair value of contingent consideration associated with the PurgeRite acquisition, an increase in certain employee-related costs, and a decrease in the foreign currency loss.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures primarily relate to the maintenance of our long-term assets, as well as investments in projects such as capacity and facility expansion, which support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $288.5 during the first six months of 2026. We expect to have capital expenditures (including capitalized software) of $550.0 to $570.0 for the full year 2026 in order to support capacity expansion across the business.
We have additional obligations in the ordinary course of our business, beyond those committed for capital expenditures, which consist of debt obligations and other financial instruments. Refer below, as well as to “Note 6 — Debt” and “Note 13 — Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements for more information. In addition, we have uncertain tax positions that are further discussed in “Note 7 — Income Taxes” of the Unaudited Condensed Consolidated Financial Statements. We anticipate lease payment obligations of approximately $110.0 for the full year 2026. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We and our subsidiaries are party to certain indebtedness arrangements, which include the Senior Secured Notes due 2028, with an outstanding principal amount of $850.0 as of June 30, 2026 (the “Senior Secured Notes”), the Senior Notes in aggregate principal amount $2,100.0, consisting of $600.0 aggregate principal amount of 4.850% Senior Notes due 2036 (the “2036 Notes”), $500.0 aggregate principal amount of 5.650% Senior Notes due 2046 (the “2046 Notes”), $500.0 aggregate principal amount of 5.800% Senior Notes due 2056 (the “2056 Notes”) and $500.0 aggregate principal amount of 5.950% Senior Notes due 2066 (the “2066 Notes” and, together with the 2036 Notes, the 2046 Notes and the 2056 Notes, the “Senior Notes”), and the Senior Unsecured Revolving Credit Facility in an aggregate committed amount of $2,500.0 (the “Senior Unsecured Revolving Credit Facility”), a portion of which is available for the issuance of letters of credit.
At June 30, 2026, we had $2,810.6 in cash and cash equivalents and $300.0 in short-term investments, which include amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At June 30, 2026, Vertiv had $2,483.6 of availability (subject to customary conditions) under the Senior Unsecured Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $16.4.
We believe our current cash, cash equivalent, and short-term investment levels, augmented by availability under our Senior Unsecured Revolving Credit Facility, will provide adequate near-term liquidity for the next 12 months of independent operations, allow us to invest for growth in existing businesses, and manage our capital structure on both a short- and long-term basis. We expect to continue to opportunistically access the capital and financing markets from time to time. Access to capital and the availability of financing on acceptable terms in the future will be affected by many factors, including our credit rating, economic conditions, and the overall liquidity of capital markets. However, there can be no assurance that we will continue to have access to the capital and financing markets on acceptable terms.

Summary Statement of Cash Flows
Six Months Ended June 30, 2026 and 2025

(Dollars in millions)	2026	2025	$ Change	% Change
Net cash provided by (used for) operating activities	$1,866.6	$626.2	$1,240.4	198.1%
Net cash provided by (used for) investing activities	(780.7)	(182.8)	(597.9)	(327.1)
Net cash provided by (used for) financing activities	(3.0)	(32.9)	29.9	90.9
Capital expenditures	(285.9)	(81.5)	(204.4)	(250.8)
Investments in capitalized software	(2.6)	(3.2)	0.6	18.8
Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $1,866.6 in the first six months of 2026, a $1,240.4 increase in cash generation compared to the first six months of 2025. Net income from operations of $887.9 included $292.4 of net non-cash expense items, consisting of depreciation and amortization of $223.5, change in fair value of contingent consideration of $62.0, non-cash stock-based compensation expense of $30.8, amortization of debt discount and issuance costs of $2.2, and partially offset by deferred taxes of $26.1. Trade working capital provided $678.8 in the first six months of 2026 compared to $95.2 utilized in the first six months of 2025 primarily driven by deferred revenue.

Net Cash provided by (used for) Investing Activities
Net cash used for investing activities was $780.7 in the first six months of 2026 compared to net cash used for investing activities of $182.8 in the first six months of 2025. The increased use of cash over the comparable period was primarily driven by an increase in acquisition of businesses of $278.1, a $204.4 increase in capital expenditures in order to support capacity expansion across the business, and an increase in net purchases of short-term investments of $97.0.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $3.0 in the first six months of 2026 compared to $32.9 used for financing activities in the first six months of 2025. The decrease in cash used in 2026 was primarily the result of a $34.4 increase in net proceeds from the issuance and repayment of long-term debt, and a $14.9 net increase related to the exercise of employee stock options, offset by a $19.4 increase in dividend payments.
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
The Company completed the acquisition of Great Lakes as of August 20, 2025, PurgeRite as of December 4, 2025, BMarko Structures, LLC as of April 10, 2026, Strategic Thermal Labs, LLC as of April 24, 2026, and ThermoKey S.p.A as of June 11, 2026. As such: Great Lakes; PurgeRite; BMarko Structures, LLC; Stategic Thermal Labs, LLC; and ThermoKey S.p.A.; respectively, have been excluded from the Company's assessment of internal control over financial reporting. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, we are not a party to any material, pending legal proceedings or claims at June 30, 2026. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we vigorously defend ourself. We consider settlement of cases when, in management’s judgment, it is in the best interests of both Vertiv and its shareholders to do so.
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
As of June 30, 2026, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
Other than as noted below, the Company's risk factors, as of June 30, 2026, have not materially changed from those described in Part 1, Item 1A of our 2025 Form 10-K for the fiscal year ended December 31, 2025.
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
As of June 30, 2026, $2.4 billion shares were available for repurchase. During 2026, Vertiv made no share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Item 5A. Other Information
None.
Item 5C. Plan 10b5-1 Plan Adoptions and Modification
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, Edward Monser, a member of the Company's board of directors, adopted a "Rule 10b5-1 trading arrangement" as such each term is defined in Item 408(a) of Regulation S-K. The Rule 10b5-1 trading arrangement, adopted by Mr. Monser on May 22, 2026, is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, provides for the exercise of options and same day sale of up to 88,791 shares of Company Class A common stock and will remain in effect until the earlier of (1) June 24, 2027; (2) the first date on which all trades have been executed or all orders relating to such trades have expired; or (3) upon written notice by Mr. Monser or the broker to terminate or modify the Rule 10b5-1 trading arrangement subject to and in compliance with the Company's insider trading policy and applicable securities laws.

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2026	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ Craig Chamberlin
Name: Craig Chamberlin
Title: Chief Financial Officer