Form 10-Q
period 2026-09-30
Vertiv Holdings Co
filed 2026-10-28
CIK 1674101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2026

or

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
Yes ☐ No ☒
As of October 26, 2026, there were 385,060,421 shares of the Company’s Class A common stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions except for per share data)

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Net sales
Net sales - products	$3,637.1	$2,214.4	$8,419.6	$6,030.1
Net sales - services	675.7	461.4	1,817.0	1,319.8
Net sales	4,312.8	2,675.8	10,236.6	7,349.9
Costs and expenses
Cost of sales - products	2,291.5	1,398.4	5,307.7	3,980.8
Cost of sales - services	377.9	266.7	1,050.9	775.3
Cost of sales	2,669.4	1,665.1	6,358.6	4,756.1
Operating expenses
Selling, general and administrative expenses	556.9	414.3	1,508.0	1,156.2
Amortization of intangibles	65.3	48.2	216.6	141.1
Restructuring costs	0.2	30.7	(8.6)	33.7
Foreign currency (gain) loss, net	7.1	0.9	9.4	5.8
Other operating expense (income)	30.1	(0.1)	90.8	7.2
Operating profit (loss)	983.8	516.7	2,061.8	1,249.8
Interest expense (income), net	6.4	22.8	19.4	69.4
Loss on extinguishment of debt	—	1.7	6.2	1.7
Other non-operating expense (income)	(17.4)	—	(16.9)	—
Income (loss) before income taxes	994.8	492.2	2,053.1	1,178.7
Income tax expense (benefit)	230.3	93.7	400.7	291.5
Net income (loss)	$764.5	$398.5	$1,652.4	$887.2

Earnings (loss) per share:
Basic	$1.99	$1.04	$4.30	$2.33
Diluted	$1.95	$1.02	$4.21	$2.27
Weighted-average shares outstanding:
Basic	384,995,711	382,025,408	384,165,116	381,455,627
Diluted	392,682,064	390,928,669	392,640,125	390,257,902

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
VERTIV HOLDINGS CO
(Dollars in millions)

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Net income (loss)	$764.5	$398.5	$1,652.4	$887.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	(4.3)	(23.1)	(36.4)	170.8
Interest rate swaps	—	(5.3)	(47.2)	(21.6)
Pension	—	(0.4)	(0.5)	(0.2)
Foreign currency exchange forwards	(11.9)	2.8	(15.5)	19.0
Other comprehensive income (loss), net of tax:	(16.2)	(26.0)	(99.6)	168.0
Comprehensive income (loss)	$748.3	$372.5	$1,552.8	$1,055.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
VERTIV HOLDINGS CO
(Dollars in millions)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,512.9	$1,728.4
Short-term investments	198.8	99.5
Accounts receivable, less allowances of $28.0 and $25.6, respectively	4,379.7	3,109.0
Inventories	3,288.4	1,456.5
Other current assets	743.5	426.1
Total current assets	12,123.3	6,819.5
Property, plant and equipment, net	1,324.6	921.8
Other assets:
Goodwill	2,279.6	2,033.7
Other intangible assets, net	1,736.1	1,894.8
Deferred income taxes	171.9	179.6
Right-of-use assets, net	415.1	303.0
Other	123.9	60.0
Total other assets	4,726.6	4,471.1
Total assets	$18,174.5	$12,212.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3.4	$20.9
Accounts payable	3,244.7	1,756.4
Deferred revenue	4,120.5	1,814.7
Accrued expenses and other liabilities	1,196.3	771.6
Income taxes	145.8	43.4
Total current liabilities	8,710.7	4,407.0
Long-term debt, net	2,925.1	2,892.1
Deferred income taxes	248.5	232.8
Long-term lease liabilities	339.7	245.2
Other long-term liabilities	448.5	494.0
Total liabilities	12,672.5	8,271.1
Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized, 385,027,873 and 382,553,680 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,974.9	2,895.2
Retained earnings	2,608.5	1,027.9
Accumulated other comprehensive income (loss)	(81.4)	18.2
Total equity	5,502.0	3,941.3
Total liabilities and equity	$18,174.5	$12,212.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTIV HOLDINGS CO
(Dollars in millions)

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash flows from operating activities:
Net income (loss)	$1,652.4	$887.2
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	106.7	70.9
Amortization	224.7	149.4
Deferred income taxes	(10.0)	92.2
Amortization of debt discount and issuance costs	3.8	5.3
Stock-based compensation	50.5	38.7
Changes in operating working capital	540.5	(166.7)
Change in fair value of contingent consideration	96.1	—
Other	(4.1)	31.9
Net cash provided by (used for) operating activities	2,660.6	1,108.9
Cash flows from investing activities:
Capital expenditures	(425.0)	(126.7)
Investments in capitalized software	(5.3)	(4.7)
Purchase of short-term investments	(645.3)	(539.6)
Proceeds from maturities of short-term investments	554.4	—
Investments in affiliates	(29.0)	—
Acquisition of businesses, net of cash acquired	(278.1)	(195.7)
Net cash provided by (used for) investing activities	(828.3)	(866.7)
Cash flows from financing activities:
Short-term borrowings	3.4	—
Proceeds from the issuance of long-term debt	2,100.0	—
Repayment of long-term debt	(2,091.4)	(15.7)
Dividend payment	(71.8)	(42.6)
Exercise of employee stock options	44.9	22.0
Employee taxes paid from shares withheld	(27.5)	(8.0)
Net cash provided by (used for) financing activities	(42.4)	(44.3)
Effect of exchange rate changes on cash and cash equivalents	3.5	14.1
Increase (decrease) in cash, cash equivalents and restricted cash	1,793.4	212.0
Beginning cash, cash equivalents and restricted cash	1,789.8	1,232.2
Ending cash, cash equivalents and restricted cash	$3,583.2	$1,444.2
Changes in operating working capital
Accounts receivable	$(1,276.1)	$(339.8)
Inventories	(1,814.9)	(143.1)
Other current assets	(305.5)	(40.7)
Accounts payable	1,409.0	362.1
Deferred revenue	2,312.9	49.4
Accrued expenses and other liabilities	135.0	19.2
Income taxes	80.1	(73.8)
Total changes in operating working capital	$540.5	$(166.7)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	382,553,680	$—	$2,895.2	$1,027.9	$18.2	$3,941.3
Net income (loss)	—	—	—	390.1	—	390.1
Exercise of employee stock options	1,268,993	—	23.5	—	—	23.5
Stock-based compensation activity, net of shares withheld for tax(1)	114,813	—	5.4	—	—	5.4
Employee 401K match with Vertiv stock	16,625	—	2.9	—	—	2.9
Dividend	—	—	—	(23.9)	—	(23.9)
Other comprehensive income (loss), net of tax	—	—	—	—	(94.4)	(94.4)
Balance at March 31, 2026	383,954,111	$—	$2,927.0	$1,394.1	$(76.2)	$4,244.9
Net income (loss)	—	—	—	497.8	—	497.8
Exercise of employee stock options	874,850	—	20.6	—	—	20.6
Stock-based compensation activity, net of shares withheld for tax(2)	91,824	—	2.2	—	—	2.2
Employee 401K match with Vertiv stock	16,200	—	5.0	—	—	5.0
Dividend	—	—	—	(23.9)	—	(23.9)
Other comprehensive income (loss), net of tax	—	—	—	—	11.0	11.0
Balance at June 30, 2026	384,936,985	$—	$2,954.8	$1,868.0	$(65.2)	$4,757.6
Net income (loss)	—	—	—	764.5	—	764.5
Exercise of employee stock options	36,442	—	0.8	—	—	0.8
Stock-based compensation activity, net of shares withheld for tax(3)	42,052	—	15.4	—	—	15.4
Employee 401K match with Vertiv stock	12,394	—	3.9	—	—	3.9
Dividend	—	—	—	(24.0)	—	(24.0)
Other comprehensive income (loss), net of tax	—	—	—	—	(16.2)	(16.2)
Balance at September 30, 2026	385,027,873	$—	$2,974.9	$2,608.5	$(81.4)	$5,502.0
(1)Net stock compensation activity includes 159,335 vested shares offset by 44,522 shares withheld for taxes valued at $11.6 and stock-based compensation of $17.0.
(2)Net stock compensation activity includes 124,165 vested shares offset by 32,341 shares withheld for taxes valued at $11.6 and stock-based compensation of $13.8.
(3)Net stock compensation activity includes 55,582 vested shares offset by 13,530 shares withheld for taxes valued at $4.3 and stock-based compensation of $19.7.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
VERTIV HOLDINGS CO
(Dollars in millions)

	Common Share Capital
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	380,703,974	$—	$2,821.4	$(238.3)	$(148.8)	$2,434.3
Net income (loss)	—	—		164.5	—	164.5
Exercise of employee stock options	109,017	—	1.3	—	—	1.3
Stock-based compensation activity, net of withholding for tax(1)	169,340	—	4.5	—	—	4.5
Employee 401K match with Vertiv stock	18,813	—	2.4	—	—	2.4
Dividend	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	73.6	73.6
Balance at March 31, 2025	381,001,144	$—	$2,829.6	$(88.0)	$(75.2)	$2,666.4
Net income (loss)	—	—		324.2	—	324.2
Exercise of employee stock options	733,437	—	11.7	—	—	11.7
Stock-based compensation activity, net of withholding for tax(2)	7,784	—	13.0	—	—	13.0
Employee 401K match with Vertiv stock	61,463	—	3.9	—	—	3.9
Dividend	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	120.4	120.4
Balance at June 30, 2025	381,803,828	$—	$2,858.2	$222.0	$45.2	$3,125.4
Net income (loss)	—	—	—	398.5	—	398.5
Exercise of employee stock options	415,849	—	9.0	—	—	9.0
Stock-based compensation, net of shares withheld for tax(3)	16,106	—	13.2	—	—	13.2
Employee 401K match with Vertiv stock	23,025	—	2.8	—	—	2.8
Dividend	—	—	—	(14.2)	—	(14.2)
Other comprehensive income (loss), net of tax	—	—	—	—	(26.0)	(26.0)
Balance at September 30, 2025	382,258,808	$—	$2,883.2	$606.3	$19.2	$3,508.7
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
As of September 30, 2026 in conjunction with the PurgeRite Acquisition, there is $239.6 of contingent earnout related to their projected future results recorded in "Accrued expenses and other liabilities" in the Unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2026, the Company recognized an expense of $33.5 and $95.5 within "Other operating expense (income)" of the Unaudited Consolidated Statement of Earnings (Loss), respectively, due to the increased probability of achieving the post-closing performance metrics.
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
Other Acquisitions
During the nine months ended September 30, 2026, the Company completed three acquisitions with an aggregate total consideration transferred of $331.8, net of cash acquired of $4.7. The gross consideration was $336.5, consisting of $278.1 in cash, $28.5 of contingent consideration and $29.9 other. The acquired businesses are solution providers in liquid cooling technologies, heat-exchange and heat rejection technologies, and custom-engineered structural fabrication. The preliminary valuation of net assets acquired include $67.4 of finite-lived identifiable intangible assets, $9.0 of all other net assets acquired, consisting primarily of accounts receivable and inventory, and $260.1 of goodwill. The Company is required to pay up to $35.0 of additional cash consideration related to one of the acquisitions if specified future events occur or conditions are met, pursuant to the terms and conditions of the acquisition agreement.
As of September 30, 2026 in conjunction with the other acquisitions, there is $29.1 of contingent earnout related to future events occurring and conditions being met pursuant to the terms and conditions of the acquisition agreement which is recorded in "Other long-term liabilities" in the Unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2026, the Company recognized an expense of $0.6 within "Other operating expense (income)" of the Unaudited Consolidated Statement of Earnings (Loss).
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

Goodwill of $133.7 was allocated to the Americas segment and goodwill of $126.4 was allocated to the Europe, Middle East & Africa segment. Identifiable intangible assets have initial useful lives of 1 to 10 years and include customer relationships, developed technology, trademarks, and order backlog. The estimated weighted-average useful lives was 7.46 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that the asset will generate over the remaining useful life, discounted to present value using an appropriate discount rate. In the third quarter of 2026, the Company adjusted the preliminary valuation of all other net assets by $2.1 and goodwill by $(2.1). The Company is still in the process of finalizing the valuation estimates to determine the final purchase price allocation, including the final working capital adjustments and amounts allocated to intangible assets. The Company expects to complete this process no later than twelve months after the closing of these acquisitions.
Subsequent Event

On September 1, 2026, the Company and Vultra Merger Sub, Inc., a wholly-owned subsidiary of the Company, entered into an agreement and plan of merger (the “UtilityInnovation Group Acquisition Agreement”), pursuant to which, subject to the terms of the agreement, Vultra Merger Sub shall be merged with and into Utility Innovation Holdings, Inc. (“UtilityInnovation Group” or “UIG”), with UtilityInnovation Group being the surviving corporation and becoming a wholly-owned subsidiary of the Company following the merger.

The acquisition of UIG closed on October 26, 2026 (the “UIG Closing”). UtilityInnovation Group is headquartered in Raleigh, North Carolina, with European headquarters in Dublin, Ireland, and manufacturing operations in North Carolina and New Jersey. UIG designs and delivers power systems that support real-time load and frequency balancing across behind-the-meter systems and utility-connected energy resources, helping address the power demands of AI data center workloads. Its solutions include proprietary controls software, customized microgrid switchgear and energy storage. At UIG Closing, the Company paid $1.45 billion in cash, subject to customary adjustments for working capital, indebtedness and transaction expenses. The UtilityInnovation Group Acquisition Agreement also includes additional potential cash consideration of up to $1.15 billion in cash, payable in 2 tranches if earned, which potential additional consideration will be calculated based on the achievement of certain earnings before interest, depreciation, and amortization (EBITDA) targets of the acquired business.

As the UIG Closing was completed subsequent to September 30, 2026, the Company has not yet completed the accounting for the business combination, including the opening balance sheet. Accordingly, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets, liabilities and contingent consideration. This information, at least on a provisional basis, will be available in the Form 10-K for the year ended December 31, 2026.
(4) REVENUE
The Company recognizes revenue from the sale of manufactured products and services when control of promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.
Disaggregation of Revenues
The following table disaggregates revenue by business segment, product and service offering and timing of transfer of control:

	Three months ended September 30, 2026
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales by Product and Service Offering:
Products	$2,525.8	$626.7	$441.3	$3,593.8
Services & spares	463.0	152.6	103.4	719.0
Total	$2,988.8	$779.3	$544.7	$4,312.8

Timing of Revenue Recognition:
Products and services transferred at a point in time	$2,566.9	$628.8	$337.2	$3,532.9
Products and services transferred over time	421.9	150.5	207.5	779.9
Total	$2,988.8	$779.3	$544.7	$4,312.8

	Three months ended September 30, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales by Product and Service Offering:
Products	$1,426.6	$392.7	$348.3	$2,167.6
Services & spares	285.8	127.1	95.3	508.2
Total	$1,712.4	$519.8	$443.6	$2,675.8

Timing of Revenue Recognition:
Products and services transferred at a point in time	$1,456.9	$394.4	$275.7	$2,127.0
Products and services transferred over time	255.5	125.4	167.9	548.8
Total	$1,712.4	$519.8	$443.6	$2,675.8

	Nine months ended September 30, 2026
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales by Product and Service Offering:
Products	$5,667.8	$1,570.2	$1,053.4	$8,291.4
Services & spares	1,206.2	442.7	296.3	1,945.2
Total	$6,874.0	$2,012.9	$1,349.7	$10,236.6

Timing of Revenue Recognition:
Products and services transferred at a point in time	$5,776.2	$1,575.7	$794.7	$8,146.6
Products and services transferred over time	1,097.8	437.2	555.0	2,090.0
Total	$6,874.0	$2,012.9	$1,349.7	$10,236.6

	Nine months ended September 30, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales by Product and Service Offering:
Products	$3,705.7	$1,150.5	$1,041.4	$5,897.6
Services & spares	794.3	376.7	281.3	1,452.3
Total	$4,500.0	$1,527.2	$1,322.7	$7,349.9

Timing of Revenue Recognition:
Products and services transferred at a point in time	$3,787.0	$1,155.7	$810.5	$5,753.2
Products and services transferred over time	713.0	371.5	512.2	1,596.7
Total	$4,500.0	$1,527.2	$1,322.7	$7,349.9
The opening and closing balances of current and long-term deferred revenue as of September 30, 2026 and December 31, 2025 were as follows:

	Balances at September 30, 2026	Balances at December 31, 2025
Deferred revenue - current	$4,120.5	$1,814.7
Deferred revenue - noncurrent(1)	125.2	107.6
(1)    Noncurrent deferred revenue is recorded within “Other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
The amount of deferred revenue - current recognized for the three and nine months ended September 30, 2026 was $619.1 and $1,896.4. Deferred revenue - noncurrent consists primarily of maintenance, extended warranty and other service contracts. The Company expects to recognize noncurrent deferred revenue of $115.0, $6.0 and $4.2 in the next 13 to 24 months, the next 25 to 36 months, and thereafter, respectively.

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
Restructuring costs by business segment were as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Americas	$0.1	$—	$0.2	$0.7
Asia Pacific	—	—	—	0.9
Europe, Middle East & Africa(1)	—	—	(5.0)	0.9
Corporate(2)	0.1	30.7	(3.8)	31.2
Total	$0.2	$30.7	$(8.6)	$33.7
(1)    During the nine months ended September 30, 2026, restructuring reserves were adjusted due to a change in restructuring plans previously recorded in Europe, Middle East & Africa.
(2)    During the nine months ended September 30, 2026, restructuring reserves were adjusted related to the global restructuring program. This program was initiated at the global level to streamline operations, optimize our cost structure and improve operational efficiencies, and as such, these costs are captured within the Corporate category above.
The Company has an on-going multi-year restructuring program in place to align its cost structure to support margin expansion targets. The program includes workforce reductions and footprint optimization across all segments. During the three and nine months ended September 30, 2025 the Company initiated an additional global restructuring program to streamline operations, optimize our cost structure and improve operational efficiencies. This program was initiated at the global level, and as such, these costs are captured within the Corporate category above. The current liability and non-current liability for estimated restructuring costs is recorded in "Accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the Unaudited Condensed Consolidated Balance Sheets.
The change in the current liability for the restructuring costs during the nine months ended September 30, 2026 were as follows:

	December 31, 2025	Paid/Utilized	Expense	September 30, 2026
Severance and benefits	$44.1	$(18.2)	$(8.7)	$17.2
Plant closing and other	0.1	(0.2)	0.1	—
Total	$44.2	$(18.4)	$(8.6)	$17.2
The change in the current liability for the restructuring costs during the nine months ended September 30, 2025 were as follows:

	December 31, 2024	Paid/Utilized	Expense	September 30, 2025
Severance and benefits	$10.3	$(8.7)	$32.4	$34.0
Plant closing and other	0.1	(2.5)	1.3	(1.1)
Total	$10.4	$(11.2)	$33.7	$32.9

(6) DEBT
Long-term debt, net, consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Term Loan due 2032 at 5.61% at December 31, 2025	$—	$2,076.1
Senior Secured Notes due 2028 at 4.125% at both September 30, 2026 and December 31, 2025	850.0	850.0
Senior Notes due 2036 at 4.850% at September 30, 2026	600.0	—
Senior Notes due 2046 at 5.650% at September 30, 2026	500.0	—
Senior Notes due 2056 at 5.800% at September 30, 2026	500.0	—
Senior Notes due 2066 at 5.950% at September 30, 2026	500.0	—
0.55% to 4.64% notes (maturities ranging from 2026 to 2030)	5.2	—
Unamortized discount and issuance costs	(26.7)	(13.1)
	2,928.5	2,913.0
Less: current portion	(3.4)	(20.9)
Total long-term debt, net of current portion	$2,925.1	$2,892.1
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
A financial covenant in the Senior Unsecured Revolving Credit Facility requires the Borrower to maintain, as of the last day of each fiscal quarter, a ratio of consolidated net debt to consolidated earnings before interest, tax, depreciation and amortization of not more than 4.00 to 1.00, provided that, subject to certain conditions, the Borrower may elect to increase such ratio to 4.50 to 1.00 following a qualified acquisition, for a period of four fiscal quarters beginning with the quarter during which such qualified acquisition is consummated. In addition, the Senior Unsecured Revolving Credit Facility contains covenants that, among other things and subject to certain exceptions, restrict our ability and in certain cases the ability of our subsidiaries to incur liens, consolidate or merge, incur additional indebtedness (only applicable to non-guarantor subsidiaries), and pay dividends and distribution in respect of the Borrower’s equity interests when a default or event of default has occurred and is continuing. As of September 30, 2026, the Borrower was in compliance with the financial covenant required by the Senior Unsecured Revolving Credit Facility.
The Borrower is permitted to increase the commitments under the Senior Unsecured Revolving Credit Facility in an aggregate principal amount of up to $1,000.0, subject to certain conditions (including finding lenders willing to provide the additional commitments). The Senior Unsecured Revolving Credit Facility refinanced and replaced our existing $800.0 Asset Based Revolving Credit Facility, due 2029 (the “ABL Revolving Credit Facility”). At September 30, 2026, Vertiv had $2,484.0 of availability (subject to customary conditions) under the Senior Unsecured Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $16.0. At September 30, 2026, there was no outstanding balance on the Senior Unsecured Revolving Credit Facility.
Former Financing Arrangements
On March 3, 2026, the Company repaid in full all outstanding indebtedness under its Term Loan Credit Agreement and refinanced and replaced the ABL Revolving Credit Facility. Upon such repayment, all commitments under the Term Loan Credit Agreement and ABL Revolving Credit Facility were terminated and all guarantees and liens securing obligations under the Term Loan Credit Agreement and the ABL Revolving Credit Facility were released. The Company recognized a loss on the extinguishment of debt of $6.2 related to the repayment of the Term Loan Credit Agreement for the nine months ended September 30, 2026.
At December 31, 2025, Vertiv Group Corporation as Borrower and the other co-borrowers had $784.0 of availability under the ABL Revolving Credit Facility (subject to customary conditions, and subject to separate sublimits for letters of credit, swingline borrowings and borrowings made to certain non-U.S. co-borrowers), net of letters of credit outstanding in the aggregate principal amount of $16.0, and taking into account the borrowing base limitations set forth in the ABL Revolving Credit Facility. At December 31, 2025, there was no outstanding balance on the ABL Revolving Credit Facility.

(7) INCOME TAXES
The Company’s effective tax rate was 23.2%, 19.5%, 19.0%, and 24.7% for the three and nine months ended September 30, 2026 and 2025, respectively. The effective tax rate in the three months ended September 30, 2026 was primarily influenced by business performance and the geographic mix of earnings. The effective tax rate in the nine months ended September 30, 2026 was primarily influenced by the discrete tax benefits related to stock compensation and the interest rate swap settlement. Refer to "Note 9 - Financial Instruments and Risk Management" for additional information about the interest rate swap settlement. The effective rate for the comparative three months ended September 30, 2025 was primarily influenced by the discrete tax benefits related to stock compensation and return to provision adjustments. The effective rate for the comparative nine months ended September 30, 2025 was primarily influenced by the negative impact of a valuation allowance established to account for legislative changes effective in the first quarter of 2025, partially offset by discrete tax benefits related to changes in deferred tax liabilities, stock compensation and return to provision adjustments.
The Company provided U.S. federal income taxes and foreign withholding taxes on all temporary differences attributed to basis differences in foreign subsidiaries that are not considered indefinitely reinvested. As of September 30, 2026, the Company has certain earnings of certain foreign affiliates that continue to be indefinitely reinvested, but it was not practicable to estimate the associated deferred tax liability, due to interaction with other tax laws and regulations in the year of inclusion.
(8) OTHER FINANCIAL INFORMATION

	September 30, 2026	December 31, 2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,512.9	$1,728.4
Restricted cash included in other current assets	70.3	61.4
Total cash, cash equivalents and restricted cash	$3,583.2	$1,789.8

	September 30, 2026	December 31, 2025
Inventories
Finished products	$1,224.7	$555.4
Raw materials	1,658.1	680.6
Work in process	405.6	220.5
Total inventories	$3,288.4	$1,456.5

	September 30, 2026	December 31, 2025
Property, plant and equipment, net(1)
Machinery and equipment	$1,163.2	$874.1
Buildings	455.2	408.7
Land	44.8	42.1
Construction in progress	281.6	123.3
Property, plant and equipment, at cost	1,944.8	1,448.2
Less: accumulated depreciation	(620.2)	(526.4)
Property, plant and equipment, net	$1,324.6	$921.8
(1)    Property, plant and equipment, net in the United States was $577.8 and $340.7 as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026	December 31, 2025
Accrued expenses and other liabilities
Accrued payroll and other employee compensation	$219.2	$173.2
Contingent consideration liability (see Note 3)	239.6	—
Restructuring (see Note 5)	17.2	44.2
Operating lease liabilities	88.7	69.7
Product warranty	57.2	43.2
Other	574.4	441.3
Total	$1,196.3	$771.6
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
Recurring fair value measurements
A summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

		As of September 30, 2026
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$3,512.9	$3,512.9	$—	$—
Economic hedges	Other current assets	19.1	—	19.1	—
Total assets		$3,532.0	$3,512.9	$19.1	$—

Liabilities:
Foreign currency exchange forwards	Accrued expenses and other liabilities	$6.0	$—	$6.0	$—
Contingent consideration	Accrued expenses and other liabilities	239.6	—	—	239.6
Contingent consideration	Other long-term liabilities	29.1	—	—	29.1
Total liabilities		$274.7	$—	$6.0	$268.7

		As of December 31, 2025
	Balance Sheet Location	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
Assets:
Cash	Cash and cash equivalents	$1,728.4	$1,728.4	$—	$—
Interest rate swaps	Other current assets	23.4	—	23.4	—
Foreign currency exchange forwards	Other current assets	9.7	—	9.7	—
Economic hedges	Other current assets	26.1	—	26.1	—
Interest rate swaps	Other noncurrent assets	4.8	—	4.8	—
Total assets		$1,792.4	$1,728.4	$64.0	$—

Liabilities:
Contingent consideration	Other long-term liabilities	$144.1	$—	$—	$144.1
Total liabilities		$144.1	$—	$—	$144.1
Contingent consideration — In conjunction with the PurgeRite Acquisition, the Company records contingent consideration at fair value based on the estimated discounted contingent payments expected to be made, and may increase or decrease based on the financial performance of PurgeRite for the year ended December 31, 2026. The Company estimates the fair value of contingent consideration utilizing Monte Carlo simulations in a risk-neutral framework. Key assumptions include certain projected post-closing performance metrics, discount rate and volatility associated with the relevant metric. Contingent consideration is classified as Level 3 due to the reliance on unobservable inputs. For the three and nine months ended September 30, 2026, the Company recognized an expense of $33.5 and $95.5 within "Other operating expense (income)" of the Unaudited Consolidated Statement of Earnings (Loss), respectively.
In conjunction with the other acquisitions, the Company records contingent consideration at fair value based on management's estimates of certain future events occurring and conditions being met pursuant to the terms and conditions of the acquisition agreement, and may increase or decrease based on management's assumptions. Contingent consideration is classified as Level 3 due to the reliance on unobservable inputs. Refer to "Note 3 - Acquisitions" for additional information on these acquisitions. For the three and nine months ended September 30, 2026, the Company recognized an expense of $0.6 within "Other operating expense (income)" of the Unaudited Consolidated Statement of Earnings (Loss).
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
The Company has utilized interest rate swaps to manage the interest rate risk of the Company’s total debt portfolio and related overall cost of borrowing. At December 31, 2025, interest rate swap agreements designated as cash flow hedges effectively swapped a notional amount of $1,000.0 of SOFR-based floating rate debt for fixed rate debt. The Company’s interest rate swaps would have matured in March of 2027, but on March 3, 2026, in connection with the repayment of the Term Loan Credit Agreement, the hedged forecasted transactions became probable of not occurring, and therefore the Company settled all outstanding interest rate swaps. Refer to "Note 10 - Accumulated Other Comprehensive Income (Loss)" for additional information on the settlement. During the three and nine months ended September 30, 2026 and 2025 the Company recognized income of $0, $29.6, $8.3, and $24.7 respectively, within “Interest expense (income), net” on the Unaudited Condensed Consolidated Statements of Earnings (Loss).
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

Foreign currency exchange forwards — The Company may enter into derivative financial instruments designed to hedge the exposure to changes in foreign currency exchange rates. Derivatives are recognized as assets or liabilities in the Unaudited Condensed Consolidated Balance Sheets at their fair value. The duration of the derivatives are generally less than one year. The Company values foreign currency exchange swaps using broker quotations or market transactions on the listed or over-the-counter market; as such, these derivative instruments are classified in Level 2. When the derivative instrument qualifies as a cash flow hedge changes in the fair value are deferred through other comprehensive income depending on the effectiveness of the instrument. The Company reclassifies the gain or loss associated with the cash flow hedges into earnings when the underlying exposure is recognized. At September 30, 2026 and December 31, 2025, we had derivative instruments which hedge our exposure to certain foreign currency exchange rates with a notional amount of $382.1 and $149.8, respectively. For the three and nine months ended September 30, 2026 there was $5.2, and $14.7 in realized gains associated with the foreign currency exchange swaps within "Cost of sales - products" on the Unaudited Condensed Consolidated Statements of Earnings (Loss). For the three and nine months ended September 30, 2025, there were realized gains of $1.4 and losses of $4.5 associated with the foreign currency exchange swaps.
Economic hedges — At September 30, 2026 and December 31, 2025 the Company had derivative instruments which hedge our purchases of aluminum with notional amounts of 12,333.0 and 10,310.0 metric tons, respectively, and copper with notional amounts of 12,945.6 and 8,754.8 metric tons, respectively. At September 30, 2026, the Company had derivative instruments which hedge our purchases of steel with a notional amount of 8,419.6 metric tons. The Company values these instruments using broker quotations, market transactions or option pricing model based on observable market inputs, as such, these derivative instruments are classified in Level 2. These derivative instruments are treated as economic hedges and for the three and nine months ended September 30, 2026 and 2025 the Company recognized mark-to-market gains of $4.7 and $1.9, and losses of $0.4 and $8.2, respectively, within "Other operating expense (income)" on the Unaudited Condensed Consolidated Statement of Earnings (Loss).
Net investment hedge — From time to time the Company designates certain intercompany debt to hedge a portion of its investment in foreign subsidiaries and affiliates. The net impact of translation adjustments from these hedges was $(0.7), $(2.4), $(0.6), and $(1.5) respectively, for the three and nine months ended September 30, 2026 and 2025, respectively, and is included in “Foreign currency translation” in the Unaudited Condensed Consolidated Statement of Other Comprehensive Income (Loss). As of September 30, 2026 and December 31, 2025, $48.1 and $104.7, respectively, of the Company's intercompany debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Other fair value measurements
The Company determines the fair value of debt using Level 2 inputs primarily based on quoted market prices. The following table presents the estimated fair value and carrying value of long-term debt, including the current portion of long-term debt as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Fair Value	Par Value(1)	Fair Value	Par Value(1)
Term Loan due 2032	$—	$—	$2,089.1	$2,076.1
Senior Secured Notes due 2028	832.9	850.0	840.9	850.0
Senior Notes due 2036 at 4.850% at September 30, 2026	545.2	600.0	—	—
Senior Notes due 2046 at 5.650% at September 30, 2026	447.0	500.0	—	—
Senior Notes due 2056 at 5.800% at September 30, 2026	444.4	500.0	—	—
Senior Notes due 2066 at 5.950% at September 30, 2026	441.7	500.0	—	—
(1)See “Note 6 — Debt” for additional information.
Marketable securities — The Company classifies marketable securities with maturities in excess of three months and less than one year at acquisition as held-to-maturity. These investments primarily consist of U.S. Treasury bills and bank deposits. The Company does not purchase and hold securities principally for the purpose of selling them in the near future, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At September 30, 2026 and December 31, 2025, the Company recorded "Short-term investments" on the Condensed Consolidated Balance Sheets at amortized cost of $198.8 and $99.5, respectively. At September 30, 2026 and December 31, 2025, the short-term investments had a fair value of $198.8 and $99.6. The Company values these investments by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset, which are classified within Level 2.

Nonrecurring fair value measurements of non-marketable securities — From time to time the Company makes investments in privately held companies and these non-marketable equity securities do not have a readily determinable fair market value. These securities are accounted for under the measurement alternative in accordance with ASC 321, whereby the carrying value of these non-marketable equity securities is measured at the total initial cost and is adjusted upward or downward to fair value upon observable transactions for identical or similar investments of the same issuer or impairment. The Company valued these non-marketable equity securities based on an observable transaction involving an issuance of similar equity securities by the issuer during the period. As such, these investments are classified in Level 3 of the fair value hierarchy at the time of measurement.
For the three and nine months ended September 30, 2026, an unrealized gain of $18.1 has been recognized in "Other non-operating expense (income)" on the Unaudited Condensed Consolidated Statement of Earnings (Loss), and no realized gains or losses have been recognized. The Company held no non-marketable securities as of December 31, 2025. The following table summarizes the total carrying value of our non-marketable equity securities measured at fair value on a nonrecurring basis held, including cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities.

As of September 30, 2026
Non-marketable securities
Total initial cost of non-marketable equity securities accounted for under the measurement alternative	$15.0
Cumulative upwards adjustments	18.1
Cumulative downwards adjustments (including impairments)	—
Carrying value of non-marketable equity securities accounted for under the measurement alternative	$33.1
(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Activity in accumulated other comprehensive income (loss) is as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Foreign currency translation, beginning	$(61.2)	$(10.0)	$(29.1)	$(203.9)
Other comprehensive income (loss)(1)	(4.3)	(23.1)	(36.4)	170.8
Foreign currency translation, ending	(65.5)	(33.1)	(65.5)	(33.1)
Interest rate swaps, beginning	—	58.3	47.2	74.6
Realized gain (loss) recognized during the period(2)	—	—	(48.5)	—
Unrealized gain (loss) deferred during the period(3)(4)	—	(5.3)	1.3	(21.6)
Interest rate swaps, ending	—	53.0	—	53.0
Pension, beginning	(10.9)	(6.7)	(10.4)	(6.9)
Actuarial gain (losses) recognized during the period, net of income taxes	—	(0.4)	(0.5)	(0.2)
Pension, ending	(10.9)	(7.1)	(10.9)	(7.1)
Foreign currency exchange forwards, beginning	6.9	3.6	10.5	(12.6)
Unrealized gain (loss) deferred during the period(5)	(11.9)	2.8	(15.5)	19.0
Foreign currency exchange forwards, ending	(5.0)	6.4	(5.0)	6.4
Accumulated other comprehensive income (loss)	$(81.4)	$19.2	$(81.4)	$19.2
(1)For the three and nine months ended September 30, 2026 and 2025 foreign currency translation included tax effects of $0.0, $0.0, $2.0, and $2.3, respectively.
(2)For the nine months ended September 30, 2026 the amount recognized in "Interest expense (income), net" of $22.9 and the tax effects of $25.6 recognized in "Income tax expense, benefit" was associated with the interest rate swaps being settled.
(3)During the three and nine months ended September 30, 2025, $8.3, and $24.7 respectively, were reclassified into earnings.
(4)During the three and nine months ended September 30, 2025, interest rate swaps included tax effects of $1.8, and $6.7 respectively.
(5)For the three and nine months ended September 30, 2026 and 2025, foreign currency exchange forwards included tax effects of $3.6, $1.5, $0.8, and $5.7 respectively.
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
Reportable Business Segments

	Three months ended September 30, 2026
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$2,999.0	$1,008.1	$823.7	$4,830.8
Intersegment sales	10.2	228.8	279.0	518.0
Net Sales	2,988.8	779.3	544.7	4,312.8
Significant segment expenses
Cost of sales(1)	1,799.4	554.1	301.0	2,654.5
Marketing, sales and service costs	132.0	35.4	29.6	197.0
Engineering, research and development costs	92.8	31.1	27.0	150.9
Information technology costs	33.7	17.7	10.6	62.0
Restructuring costs	0.1	—	—	0.1
Other segment items(2)	53.5	8.6	24.2	86.3
Operating profit (loss)	877.3	132.4	152.3	1,162.0
Foreign currency gain (loss)				(7.1)
Corporate				(105.8)
Total corporate and other				(112.9)
Amortization of intangibles				(65.3)
Operating profit (loss)				$983.8
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Three months ended September 30, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$1,724.0	$597.7	$595.3	$2,917.0
Intersegment sales	11.6	77.9	151.7	241.2
Net Sales	1,712.4	519.8	443.6	2,675.8
Significant segment expenses
Cost of sales(1)	1,006.0	364.0	283.4	1,653.4
Marketing, sales and service costs	89.7	33.5	24.2	147.4
Engineering, research and development costs	54.3	29.1	26.9	110.3
Information technology costs	21.7	14.7	9.1	45.5
Other segment items(2)	38.9	10.0	16.5	65.4
Operating profit (loss)	501.8	68.5	83.5	653.8
Foreign currency gain (loss)				(0.9)
Corporate				(88.0)
Total corporate and other				(88.9)
Amortization of intangibles				(48.2)
Operating profit (loss)				$516.7
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Nine months ended September 30, 2026
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$6,899.8	$2,574.2	$2,029.1	$11,503.1
Intersegment sales	25.8	561.3	679.4	1,266.5
Net Sales	6,874.0	2,012.9	1,349.7	10,236.6
Significant segment expenses
Cost of sales(1)	4,085.9	1,455.6	774.6	6,316.1
Marketing, sales and service costs	353.4	101.4	87.9	542.7
Engineering, research and development costs	254.8	87.4	74.4	416.6
Information technology costs	91.2	49.3	29.3	169.8
Restructuring costs	0.2	—	(5.0)	(4.8)
Other segment items(2)	149.6	23.8	58.5	231.9
Operating profit (loss)	1,938.9	295.4	330.0	2,564.3
Foreign currency gain (loss)				(9.4)
Corporate				(276.5)
Total corporate and other				(285.9)
Amortization of intangibles				(216.6)
Operating profit (loss)				$2,061.8
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

	Nine months ended September 30, 2025
	Americas	Asia Pacific	Europe, Middle East & Africa	Total
Sales	$4,531.1	$1,699.3	$1,738.8	$7,969.2
Intersegment sales	31.1	172.1	416.1	619.3
Net Sales	4,500.0	1,527.2	1,322.7	7,349.9
Significant segment expenses
Cost of sales(1)	2,789.2	1,102.5	830.3	4,722.0
Marketing, sales and service costs	243.7	97.0	71.0	411.7
Engineering, research and development costs	159.9	83.1	77.0	320.0
Information technology costs	64.2	43.5	26.9	134.6
Restructuring costs	0.7	0.9	0.9	2.5
Other segment items(2)	96.2	26.8	50.2	173.2
Operating profit (loss)	1,146.1	173.4	266.4	1,585.9
Foreign currency gain (loss)				(5.8)
Corporate				(189.2)
Total corporate and other				(195.0)
Amortization of intangibles				(141.1)
Operating profit (loss)				$1,249.8
(1)    Cost of sales exclusive of engineering, research and development costs.
(2)    Other segment expenses mostly consist of general and administrative expenses such as Finance, Human Resources, Treasury and Legal costs.

Total Assets	September 30, 2026	December 31, 2025
Americas	$8,827.9	$5,864.3
Asia Pacific	2,502.5	1,810.7
Europe, Middle East & Africa	3,149.4	2,918.0
	14,479.8	10,593.0
Corporate and other	3,694.7	1,619.4
Total	$18,174.5	$12,212.4

Depreciation and Amortization	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Americas	$60.1	$34.4	$198.3	$100.1
Asia Pacific	11.0	9.4	31.5	27.6
Europe, Middle East & Africa	26.2	22.5	71.3	65.6
Corporate and other	10.6	9.1	30.3	27.0
Total	$107.9	$75.4	$331.4	$220.3

Capital Expenditures	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Americas	$88.5	$21.0	$278.7	$59.1
Asia Pacific	20.7	7.8	60.9	28.7
Europe, Middle East & Africa	21.7	16.2	58.5	32.3
Corporate and other	8.2	0.2	26.9	6.6
Total	$139.1	$45.2	$425.0	$126.7
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

The details of the earnings per share calculations for the three and nine months ended September 30, 2026 and 2025 are as follows:

(In millions, except share and per share amounts)	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Net income (loss)	$764.5	$398.5	$1,652.4	$887.2

Weighted-average number of shares outstanding - basic	384,995,711	382,025,408	384,165,116	381,455,627
Dilutive effect of equity-based compensation	7,686,353	8,903,261	8,475,009	8,802,275
Weighted-average number of shares outstanding - diluted	392,682,064	390,928,669	392,640,125	390,257,902

Earnings (loss) per share
Basic	$1.99	$1.04	$4.30	$2.33
Diluted	$1.95	$1.02	$4.21	$2.27
The dilutive effect of equity-based compensation awards was 7.7 million and 8.5 million shares, respectively, during the three and nine months ended September 30, 2026. Additional equity-based compensation awards of 0.8 million and 0.6 million shares were also outstanding during the three and nine months ended September 30, 2026, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.
The dilutive effect of equity-based compensation awards was 8.9 million and 8.8 million shares, respectively, during the three and nine months ended September 30, 2025. Additional equity-based compensation awards of 0.0 million and 1.2 million shares were also outstanding during the three and nine months ended September 30, 2025, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.
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
Bank Guarantees and Bonds
In the ordinary course of business, we are required to commit to bank guarantees and bonds that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in progress. As of September 30, 2026 the outstanding value of bank guarantees and bonds totaled $415.2.
As of September 30, 2026 other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
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
These forward-looking statements involve a number of risks, uncertainties or other assumptions, some of which are beyond Vertiv's control, and may change over time, and may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Vertiv has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports, including those set forth in its Form 10-K for the year ended December 31, 2025 filed on February 13, 2026 (the "2025 Form 10-K"). These risk factors and those included elsewhere in this Form 10-Q, among others, could cause actual results to differ materially from historical performance and include, but are not limited to: risks relating to the continued growth of our customers’ markets; long sales cycles for certain Vertiv products and solutions as well as unpredictable placing or cancelling of customer orders; failure to realize sales expected from our backlog of orders and contracts, disruption of or consolidation in our customer’s markets or categorical shifts in customer technology spending; less leverage with large customer contract terms; failure to mitigate risks associated with long-term fixed price contracts; competition in the industry in which we operate; failure to obtain performance and other guarantees from financial institutions; risks associated with governmental contracts; failure to properly manage production cost changes and supply chain; failure to anticipate market change and competition in the infrastructure technologies; risks associated with information technology disruption or cyber-security incidents; risks associated with the implementation and enhancement of information systems; failure to realize the expected benefit from any rationalization, restructuring and improvement efforts; disruption of, or changes in, Vertiv’s independent sales representatives, distributors and original equipment manufacturers; increase of variability in our effective tax rate costs or liabilities associated with product liability due to global operations subjecting us to income and other taxes in the United States ("U.S.") and numerous foreign entities; costs or liabilities associated with product liability and damage to our reputation and brands; the global scope of Vertiv’s operations, especially in emerging markets; failure to benefit from future significant corporate transactions; risks associated with Vertiv’s sales and operations and expanding global production facilities; risks associated with future legislation and regulation of Vertiv’s customers’ markets; our ability to comply with various laws and regulations including but not limited to, laws and regulations relating to data protection and data privacy; failure to properly address legal compliance issues, particularly those related to imports/exports, anti-corruption laws, and foreign operations; risks associated with foreign trade policy, including tariffs and global trade conflict; risks associated with litigation or claims against the Company, including the risk of adverse outcomes to any legal claims and proceedings; our ability to protect or enforce our proprietary rights on which our business depends; third party intellectual property infringement claims; liabilities associated with environmental, health and safety matters; failure to achieve environmental, social and governance goals; failure to realize the value of goodwill and intangible assets; exposure to fluctuations in foreign currency exchange rates; failure to remediate material weaknesses in our internal controls over financial reporting; our level of indebtedness and our ability to comply with the covenants and restrictions contained in our credit agreements; our ability to access funding through capital markets; resales of Vertiv securities may cause volatility in the market price of our securities; our organizational documents contain provisions that may discourage unsolicited takeover proposals; our certificate of incorporation includes a forum selection clause, which could discourage or limit stockholders’ ability to make a claim against it; the ability of our subsidiaries to pay dividends; factors relating to the business, operations and financial performance of Vertiv and its subsidiaries, including: global economic weakness and uncertainty; our ability to attract, train and retain key members of our leadership team and other qualified personnel; the adequacy of our insurance coverage; fluctuations in interest rates materially affecting our financial results and increasing the risk our counterparties default in our interest rate hedges; our incurrence of significant costs and devotion of substantial management time as a result of operating as a public company; the timing and consummation of our proposed acquisitions; the risks that the closings of our acquisitions do not occur; expected expenses related to integration of our acquisitions; the possible diversion of management time on issues related to integration of our acquired businesses; the ability of Vertiv to maintain relationships with customers and suppliers of our acquired businesses; and the ability of Vertiv to retain management and key employees of our acquired businesses; and other risks and uncertainties indicated in Vertiv’s SEC reports or documents filed or to be filed with the SEC by Vertiv.
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
•Execution, Speed and Development Efficiency: Customers are increasingly prioritizing speed of deployment, scalability and execution certainty. We continue to invest in prefabricated, modular and factory-integrated solutions designed to reduce on-site complexity and accelerate time-to-deployment. We also continue to invest in quality systems, process improvements, supplier qualification, manufacturing excellence and operational discipline to support customer requirements and deliver consistent performance as we scale globally.
Together, these capabilities support Vertiv’s systems-level approach and enhance our ability to help customers deploy critical digital infrastructure faster, at scale, and with greater predictability as demand continues to grow.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2026 and Three Months Ended September 30, 2025

(Dollars in millions)	Three months ended September 30, 2026	Three months ended September 30, 2025	$ Change	% Change
Net sales	$4,312.8	$2,675.8	$1,637.0	61.2%
Cost of sales	2,669.4	1,665.1	1,004.3	60.3
Gross profit	1,643.4	1,010.7	632.7	62.6
Selling, general and administrative expenses	556.9	414.3	142.6	34.4
Amortization of intangibles	65.3	48.2	17.1	35.5
Restructuring costs	0.2	30.7	(30.5)	(99.3)
Foreign currency (gain) loss, net	7.1	0.9	6.2	688.9
Other operating expense (income)	30.1	(0.1)	30.2	n/m
Operating profit (loss)	983.8	516.7	467.1	90.4
Interest expense (income), net	6.4	22.8	(16.4)	(71.9)
Loss on extinguishment of debt	—	1.7	(1.7)	(100.0)
Other non-operating expense (income)	(17.4)	—	(17.4)	—
Income tax expense	230.3	93.7	136.6	145.8
Net income (loss)	$764.5	$398.5	$366.0	91.8%
Net Sales
Net sales were $4,312.8 in the third quarter of 2026, an increase of $1,637.0, or 61.2%, compared to $2,675.8 in the third quarter of 2025. The increase in sales was primarily driven by higher sales volumes, acquisition related sales of $156.9, inclusive of the positive impacts from foreign currency of $9.1. Product sales increased $1,426.2, which included positive impacts from foreign currency of $8.8. Services & Spares sales increased $210.8, which includes the positive impacts of foreign currency of $0.3.
Excluding intercompany sales, net sales were $2,988.8 in the Americas, $779.3 in Asia Pacific, and $544.7 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segment section below.
Cost of Sales
Cost of sales were $2,669.4 in the third quarter of 2026, an increase of $1,004.3, or 60.3% compared to the third quarter of 2025. The increase in cost of sales was primarily driven by the impact of higher sales volumes and acquisition related cost of sales. Gross profit was $1,643.4 in the third quarter of 2026, or 38.1% of sales, compared to $1,010.7, or 37.8% of sales in the third quarter of 2025. Margin expansion in the third quarter of 2026 was primarily driven by operational leverage and improved project execution.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $556.9 in the third quarter of 2026, an increase of $142.6 compared to the third quarter of 2025. The increase in SG&A was primarily driven by acquisition related SG&A costs and increased compensation costs. SG&A as a percentage of sales were 12.9% in the third quarter of 2026 compared with 15.5% in the third quarter of 2025.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $102.7 for the third quarter of 2026, which was a $23.0 increase from the third quarter of 2025. The increase was primarily due to a $30.2 increase in other operating expense (income), primarily due to the contingent consideration related to our recent acquisitions, a $17.1 increase in amortization of intangibles, a $6.2 increase in foreign currency loss and partially offset by a $30.5 decrease in restructuring costs. Refer to "Note 3 - Acquisitions" for additional information on these acquisitions
Interest Expense Net
Interest expense (income), net, was $6.4 in the third quarter of 2026 compared to $22.8 in the third quarter of 2025. The $16.4 decrease was primarily driven by a $15.5 increase in interest income offset by the gain related to interest rate swaps in the prior period. To the extent interest rates continue to fluctuate our interest expense will continue to change, although we expect these changes to be mitigated by interest income.
Other Non-Operating Expense (Income)
Other non-operating income was $17.4 in the third quarter of 2026 driven by a $18.1 upwards adjustments of non-marketable securities accounted for under the measurement alternative. Refer to "Note 9 - Financial Instruments and Risk Management" for additional information on non-marketable securities.
Income Tax Expense
Income tax expense was $230.3 in the third quarter of 2026 compared to $93.7 in the third quarter of 2025. The $136.6 increase is primarily due to increased business performance. The effective rate in the third quarter of 2026 was primarily influenced by business performance and geographic mix of earnings. The effective rate in the third quarter of 2025 was primarily influenced by favorable impact discrete tax benefits for stock compensation and return to provision adjustments.
Business Segments
The following is detail of business segment results for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Three months ended September 30, 2026	Three months ended September 30, 2025	$ Change	% Change
Net sales	$2,988.8	$1,712.4	$1,276.4	74.5%
Operating profit (loss)	877.3	501.8	375.5	74.8
Margin	29.4%	29.3%
Americas net sales were $2,988.8 in the third quarter of 2026, an increase of $1,276.4, or 74.5%, from the third quarter of 2025. The increase in sales was primarily driven by higher sales volume due to capacity expansion and large project execution. Product sales increased by $1,099.2 and sales of service & spares increased by $177.2. Americas net sales were positively impacted by foreign currency of approximately $3.2.
Operating profit (loss) in the third quarter of 2026 was $877.3, an increase of $375.5, or 74.8%, compared with the third quarter of 2025. Margin increased primarily due to the operational leverage offsetting mix impact.

Asia Pacific

(Dollars in millions)	Three months ended September 30, 2026	Three months ended September 30, 2025	$ Change	% Change
Net sales	$779.3	$519.8	$259.5	49.9%
Operating profit (loss)	132.4	68.5	63.9	93.3
Margin	17.0%	13.2%
Asia Pacific net sales were $779.3 in the third quarter of 2026, an increase of $259.5, or 49.9%, from the third quarter of 2025. Product sales increased by $234.0, and service & spares increased by $25.5, inclusive of the positive impact of foreign currency of approximately $8.2.
Operating profit (loss) in the third quarter of 2026 was $132.4, an increase of $63.9, or 93.3%, compared with the third quarter of 2025, primarily driven by operational leverage and continued cost improvement actions.
Europe, Middle East & Africa

(Dollars in millions)	Three months ended September 30, 2026	Three months ended September 30, 2025	$ Change	% Change
Net sales	$544.7	$443.6	$101.1	22.8%
Operating profit (loss)	152.3	83.5	68.8	82.4
Margin	28.0%	18.8%
Europe, Middle East & Africa net sales were $544.7 in the third quarter of 2026, an increase of $101.1, or 22.8%, from the third quarter of 2025. The increase in sales was primarily driven by strengthening market demand and successful pipeline conversion. Product sales increased by $93.0 and service & spares increased by $8.1, inclusive of a negative impact of foreign currency of approximately $2.3.
Operating profit (loss) in the third quarter of 2026 was $152.3, an increase of $68.8, or 82.4%, compared with the third quarter of 2025. Margin improved primarily due to improved operational leverage and commercial execution.
Vertiv Corporate and Other
Corporate and other costs include costs associated with our headquarters located in Westerville, Ohio, as well as centralized global functions including Finance, Treasury, Risk Management, Strategy & Marketing, IT, Legal, Human Resources, and global product platform development and offering management. Total corporate and other costs were $112.9 and $88.9 in the third quarter of 2026 and 2025, respectively. Total corporate and other costs increased $24.0 compared to the third quarter of 2025 primarily due to increased compensation costs, $34.1 of expense due to the change in fair value of contingent consideration associated with the acquisitions (Refer to "Note 3 - Acquisitions" for additional information on these acquisitions), a $6.2 increase in foreign currency loss, and offset by a $30.6 decrease in restructuring costs.

Comparison of the Nine Months Ended September 30, 2026 and Nine Months Ended September 30, 2025

(Dollars in millions)	Nine months ended September 30, 2026	Nine months ended September 30, 2025	$ Change	% Change
Net sales	$10,236.6	$7,349.9	$2,886.7	39.3%
Cost of sales	6,358.6	4,756.1	1,602.5	33.7
Gross profit	3,878.0	2,593.8	1,284.2	49.5
Selling, general and administrative expenses	1,508.0	1,156.2	351.8	30.4
Amortization of intangibles	216.6	141.1	75.5	53.5
Restructuring costs	(8.6)	33.7	(42.3)	(125.5)
Foreign currency (gain) loss, net	9.4	5.8	3.6	62.1
Other operating expense (income)	90.8	7.2	83.6	n/m
Operating profit (loss)	2,061.8	1,249.8	812.0	65.0
Interest expense (income), net	19.4	69.4	(50.0)	(72.0)
Loss on extinguishment of debt	6.2	1.7	4.5	264.7
Other non-operating expense (income)	(16.9)	—	(16.9)	—
Income tax expense	400.7	291.5	109.2	37.5
Net income (loss)	$1,652.4	$887.2	$765.2	86.2%
Net Sales
Net sales were $10,236.6 in the first nine months of 2026, an increase of $2,886.7, or 39.3%, compared with $7,349.9 in the first nine months of 2025. The increase in sales was primarily driven by higher sales volumes, acquisition related sales of $383.0, inclusive of positive impacts from foreign currency of $101.8. Product sales increased $2,393.8, which included the positive impacts from foreign currency of $81.2. Services & spares sales increased $492.9, which included positive impacts from foreign currency of $20.6.
Excluding intercompany sales, net sales were $6,874.0 in the Americas, $2,012.9 in Asia Pacific and $1,349.7 in Europe, Middle East & Africa. Movements in net sales by segment and offering are each detailed in the Business Segments section below.
Cost of Sales
Cost of sales were $6,358.6 in the first nine months of 2026, an increase of $1,602.5, or 33.7%, compared to the first nine months of 2025. The increase in cost of sales was primarily driven by the impact of higher sales volumes and acquisition related cost of sales. Gross profit was $3,878.0 in the first nine months of 2026, or 37.9% of sales, compared to $2,593.8, or 35.3% of sales, in the first nine months of 2025. Margin increased in the first nine months of 2026 due primarily to operational leverage and improved project execution.
Selling, General and Administrative Expenses
SG&A expenses were $1,508.0 in the first nine months of 2026, an increase of $351.8, or 30.4% compared to the first nine months of 2025. The increase was primarily driven by increased compensation costs and acquisition related SG&A costs. SG&A as a percentage of sales were 14.7% in the first nine months of 2026 compared with 15.7% in the first nine months of 2025.
Other Operating Expense
The remaining other operating expenses includes amortization of intangibles, restructuring costs, foreign currency (gain) loss, and other operating expense (income). These remaining operating expenses were $308.2 for the first nine months of 2026, which was a $120.4 increase from the first nine months of 2025. The increase was primarily due to a $75.5 increase in amortization of intangibles and a $83.6 increase in other operating expense (income), primarily due to the contingent consideration related to our recent acquisitions. Refer to "Note 3 - Acquisitions" for additional information on these acquisitions. Other operating expenses were slightly offset by a $42.3 decrease in restructuring costs.
Interest Expense
Interest expense (income), net, was $19.4 in the first nine months of 2026 compared to $69.4 in the first nine months of 2025. The $50.0 decrease compared the first nine months of 2025 in expense is primarily driven by a $29.2 of incremental interest income and a net decrease of interest expense of $17.6 associated with the repayment of our Term Loan Credit Agreement. To the extent interest rates continue to fluctuate our interest expense will continue to change, although we expect these changes to be mitigated by our interest income.

Other Non-Operating Expense (Income)
Other non-operating expense (income) was $(16.9) in the first nine months of 2026 primarily driven by a $18.1 upwards adjustments of non-marketable securities accounted for under the measurement alternative. Refer to "Note 9 - Financial Instruments and Risk Management" for additional information on non-marketable securities.
Income Taxes
Income tax expense was $400.7 in the first nine months of 2026 compared to $291.5 in the first nine months of 2025. The $109.2 increase from the first nine months of 2025 is primarily a result of increased business performance offset by discrete tax benefits for stock compensation and the interest rate swap settlement. The effective rate in the first nine months of 2026 was primarily influenced by discrete tax benefits for stock compensation and the interest rate swap settlement. Refer to "Note 9 - Financial Instruments and Risk Management" for additional information about the interest rate swap settlement. The effective rate in the first nine months of 2025 was primarily influenced by the negative impact a valuation allowance established to account for legislative changes effective in the first quarter of 2025, partially offset by discrete items for stock compensation, changes in deferred tax liabilities and return to provision adjustments.
Business Segments
The following is detail of business segment results for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Segment profitability is defined as operating profit (loss). Segment margin represents segment operating profit (loss) expressed as a percentage of segment net sales. For reconciliations of segment net sales and earnings to our consolidated results, see “Note 11 — Segment Information,” of our Unaudited Condensed Consolidated Financial Statements. Segment net sales are presented excluding intercompany sales.
Americas

(Dollars in millions)	Nine months ended September 30, 2026	Nine months ended September 30, 2025	$ Change	% Change
Net sales	$6,874.0	$4,500.0	$2,374.0	52.8%
Operating profit (loss)	1,938.9	1,146.1	792.8	69.2
Margin	28.2%	25.5%
Americas net sales were $6,874.0 in the first nine months of 2026, an increase of $2,374.0, or 52.8%, from the first nine months of 2025. The increase in sales was primarily driven by higher sales volumes due to capacity expansion and large project execution. Products increased by $1,962.1 and sales of service & spares increased by $411.9. Americas net sales were positively impacted by foreign currency of approximately $17.0.
Operating profit (loss) in the first nine months of 2026 was $1,938.9, an increase of $792.8, or 69.2%, compared with the first nine months of 2025. Margin increased primarily due to operational leverage offset by the impact of mix.
Asia Pacific

(Dollars in millions)	Nine months ended September 30, 2026	Nine months ended September 30, 2025	$ Change	% Change
Net sales	$2,012.9	$1,527.2	$485.7	31.8%
Operating profit (loss)	295.4	173.4	122.0	70.4
Margin	14.7%	11.4%
Asia Pacific net sales were $2,012.9 in the first nine months of 2026, an increase of $485.7, or 31.8%, from the first nine months of 2025. The increase in sales were primarily driven by products increasing by $419.7, service & spares increasing by $66.0, inclusive of the positive impact of foreign currency of approximately $37.1.
Operating profit (loss) in the first nine months of 2026 was $295.4, an increase of $122.0, or 70.4%, compared with the first nine months of 2025. Margin increased primarily driven by operational leverage and continued cost improvement actions.

Europe, Middle East & Africa

(Dollars in millions)	Nine months ended September 30, 2026	Nine months ended September 30, 2025	$ Change	% Change
Net sales	$1,349.7	$1,322.7	$27.0	2.0%
Operating profit (loss)	330.0	266.4	63.6	23.9
Margin	24.4%	20.1%
Europe, Middle East & Africa net sales of $1,349.7 in the first nine months of 2026 increased by $27.0, or 2.0%, from the first nine months of 2025. Sales were positively impacted by foreign currency by approximately $47.7. Net sales of products increased by $12.0 and services & spares increased by $15.0 compared to the first nine months of 2025.
Operating profit (loss) in the first nine months of 2026 was $330.0, an increase of $63.6, or 23.9%, compared with the first nine months of 2025. Margin increased primarily due to improved operational leverage and commercial execution.
Vertiv Corporate and Other
Corporate and other costs were $285.9 and $195.0 in the first nine months of 2026 and 2025, respectively. Total corporate and other costs increased by $90.9 compared to the first nine months of 2025 primarily due to the $96.1 of expense due to the change in fair value of contingent consideration associated with the acquisitions (Refer to "Note 3 - Acquisitions" for additional information on these acquisitions), increased compensation costs, and offset by a $35.0 decrease in restructuring costs.

Capital Resources and Liquidity
Our primary future cash needs relate to working capital, operating activities, capital spending, strategic investments and debt service.
Capital Expenditures: Our capital expenditures primarily relate to the maintenance of our long-term assets, as well as investments in projects such as capacity and facility expansion, which support growth and innovation to further our enterprise strategy. Our capital expenditures (including capitalized software) were approximately $430.3 during the first nine months of 2026. We expect to have capital expenditures (including capitalized software) of $575.0 to $600.0 for the full year 2026 in order to support capacity expansion across the business.
We have additional obligations in the ordinary course of our business, beyond those committed for capital expenditures, which consist of debt obligations, other financial instruments, and uncertain tax positions. Refer below, as well as to “Note 6 — Debt” and “Note 13 — Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements for more information. In addition, we have lease payment obligations of approximately $114.0 for the full year 2026. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which could materially impact our financial condition or liquidity.
We and our subsidiaries are party to certain indebtedness arrangements, which include the Senior Secured Notes due 2028, with an outstanding principal amount of $850.0 as of September 30, 2026 (the “Senior Secured Notes”), the Senior Notes in aggregate principal amount $2,100.0, consisting of $600.0 aggregate principal amount of 4.850% Senior Notes due 2036 (the “2036 Notes”), $500.0 aggregate principal amount of 5.650% Senior Notes due 2046 (the “2046 Notes”), $500.0 aggregate principal amount of 5.800% Senior Notes due 2056 (the “2056 Notes”) and $500.0 aggregate principal amount of 5.950% Senior Notes due 2066 (the “2066 Notes” and, together with the 2036 Notes, the 2046 Notes and the 2056 Notes, the “Senior Notes”), and the Senior Unsecured Revolving Credit Facility in an aggregate committed amount of $2,500.0 (the “Senior Unsecured Revolving Credit Facility”), a portion of which is available for the issuance of letters of credit.
At September 30, 2026, we had $3,512.9 in cash and cash equivalents and $198.8 in short-term investments, which include amounts held outside of the U.S., primarily in Europe and Asia. Non-U.S. cash is generally available for repatriation without legal restrictions, subject to certain taxes, mainly withholding taxes. We are not asserting indefinite reinvestment of cash or outside basis for our non-U.S. subsidiaries due to the outstanding debt obligations in instances where alternative repatriation options, other than dividends, are not available. At September 30, 2026, Vertiv had $2,484.0 of availability (subject to customary conditions) under the Senior Unsecured Revolving Credit Facility, net of letters of credit outstanding in the aggregate principal amount of $16.0.
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
Summary Statement of Cash Flows
Nine Months Ended September 30, 2026 and 2025

(Dollars in millions)	2026	2025	$ Change	% Change
Net cash provided by (used for) operating activities	$2,660.6	$1,108.9	$1,551.7	139.9%
Net cash provided by (used for) investing activities	(828.3)	(866.7)	38.4	4.4
Net cash provided by (used for) financing activities	(42.4)	(44.3)	1.9	4.3
Capital expenditures	(425.0)	(126.7)	(298.3)	(235.4)
Investments in capitalized software	(5.3)	(4.7)	(0.6)	(12.8)

Net Cash provided by (used for) Operating Activities
Net cash provided by operating activities was $2,660.6 in the first nine months of 2026, a $1,551.7 increase in cash generation compared to the first nine months of 2025. Net income from operations of $1,652.4 included $471.8 of net non-cash expense items, consisting of depreciation and amortization of $331.4, change in fair value of contingent consideration of $96.1, stock-based compensation expense of $50.5, amortization of debt discount and issuance costs of $3.8, and partially offset by deferred taxes of $10.0. Trade working capital provided $540.5 in the first nine months of 2026 compared to $166.7 utilized in the first nine months of 2025 primarily driven by deferred revenue.
Net Cash provided by (used for) Investing Activities
Net cash used for investing activities was $828.3 in the first nine months of 2026 compared to net cash used for investing activities of $866.7 in the first nine months of 2025. The decreased use of cash over the comparable period was primarily driven by net purchases and maturities of short-term investments, which utilized $90.9 in the first nine months of 2026 compared to $539.6 in the first nine months of 2025. The decrease was partially offset by a $298.9 increase in capital expenditures in order to support capacity expansion across the business and an increase in acquisition of businesses of $82.4.
Net Cash provided by (used for) Financing Activities
Net cash used for financing activities was $42.4 in the first nine months of 2026 compared to $44.3 used for financing activities in the first nine months of 2025. The decrease in cash used in 2026 was primarily the result of a $24.3 decrease in net proceeds from the issuance and repayment of long-term debt, a $3.4 net increase related to the exercise of employee stock options, offset by a $29.2 increase in dividend payments.
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
The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that material information for the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is accumulated and communicated to management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
The Company completed the acquisition of PurgeRite as of December 4, 2025, BMarko Structures, LLC as of April 10, 2026, Strategic Thermal Labs, LLC as of April 24, 2026, and ThermoKey S.p.A as of June 11, 2026. As such: PurgeRite; BMarko Structures, LLC; Stategic Thermal Labs, LLC; and ThermoKey S.p.A.; respectively, have been excluded from the Company's assessment of internal control over financial reporting. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
With the exception of the below, we are not a party to any material, pending legal proceedings or claims at September 30, 2026. From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the normal course of business. The nature of our business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When we determine that we have meritorious defenses to the claims asserted, we undertake a vigorous defense. We consider settlement of cases when, in management’s judgment, it is in the best interests of both Vertiv and its shareholders to do so.
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
As of September 30, 2026, other than as described above, there were no known contingent liabilities (including guarantees, taxes and other claims) that management believes were or will be material in relation to the Company’s Unaudited Condensed Consolidated Financial Statements, nor were there any material commitments outside the normal course of business.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors
Other than as noted below, the Company's risk factors, as of September 30, 2026, have not materially changed from those described in Part 1, Item 1A of our 2025 Form 10-K for the fiscal year ended December 31, 2025.
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
As of September 30, 2026, $2.4 billion shares were available for repurchase. During 2026, Vertiv made no share repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Item 5A. Other Information
None.
Item 5C. Plan 10b5-1 Plan Adoptions and Modification
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, Paul Ryan, President EMEA and an officer of the Company, adopted a "Rule 10b5-1 trading arrangement" (the "Ryan 10b5-1 Plan") as such each term is defined in Item 408(a) of Regulation S-K. The Ryan 10b5-1 Plan, adopted by Mr. Ryan on September 4, 2026, is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and provides for the sale of up to 2,137 shares of Company Class A common stock and the exercise of options and same day sale of up to 36,662 shares of Company Class A common stock. The Ryan 10b5-1 Plan will remain in effect until the earlier of (1) September 3, 2027; (2) the first date on which all trades have been executed or all orders relating to such trades have expired; or (3) upon written notice by Mr. Ryan or the broker to terminate or modify the Ryan 10b5-1 Plan subject to and in compliance with the Company's insider trading policy and applicable securities laws.
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, Anand Sanghi, President AMER and an officer of the Company, adopted a "Rule 10b5-1 trading arrangement" (the "Sanghi 10b5-1 Plan") as such each term is defined in Item 408(a) of Regulation S-K. The Sanghi 10b5-1 Plan, adopted by Mr. Sanghi on September 10, 2026, is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and provides for the exercise of options and same day sale of up to 250,508 shares of Company Class A common stock. The Sanghi 10b5-1 Plan will remain in effect until the earlier of (1) June 18, 2027; (2) the first date on which all trades have been executed or all orders relating to such trades have expired; or (3) upon written notice by Mr. Sanghi or the broker to terminate or modify the Sanghi 10b5-1 Plan subject to and in compliance with the Company's insider trading policy and applicable securities laws.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger between Vertiv Corporation, Vultra Merger Sub, Inc., Utility Innovation Holdings, Inc., and Sidney Hilton, dated September 1, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 2, 2026).

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Statements of Earnings (Loss), (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2026	Vertiv Holdings Co
/s/ Giordano Albertazzi
Name: Giordano Albertazzi
Title: Chief Executive Officer

/s/ Craig Chamberlin
Name: Craig Chamberlin
Title: Chief Financial Officer